Form 10-Q
period 2005-09-30
KONA GRILL INC
filed 2005-11-14
CIK 1265572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission file number 000-51491
KONA GRILL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0216690 (I.R.S. Employer Identification No.)
7150 East Camelback Road
Suite 220
Scottsdale, AZ 85251
(Address, including zip code, of principal executive offices)
(480) 922-8100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 7, 2005, the Company had outstanding 5,676,810 shares of its Common Stock, par value $0.01 per share.

PART I— FINANCIAL INFORMATION
ITEM 1. Unaudited Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,494	$3,098
Investments	23,900	—
Receivables, primarily due from landlords	853	1,344
Inventories	397	336
Prepaids and other	331	109

Total current assets	28,975	4,887
Other assets	369	344
Notes receivable	101	141
Property and equipment, net	22,056	17,041

Total assets	$51,501	$22,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$798	$2,786
Accrued expenses	2,208	1,767
Current portion of notes payable	716	595

Total current liabilities	3,722	5,148
Long-term notes payable:
Related party, net	—	2,657
Equipment notes	3,508	2,984
Deferred rent	7,250	5,493

Total liabilities	14,480	16,282

Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value, aggregate liquidation preference of $10,000,000, no shares authorized, issued, or outstanding at September 30, 2005 and 4,166,666 shares authorized, issued and outstanding at December 31, 2004	—	42
Series B convertible preferred stock, $0.01 par value, no shares authorized, issued or outstanding at September 30, 2005 and 15,000,000 authorized, no shares issued or outstanding at December 31, 2004	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 5,676,810 and 1,463,199 shares issued and outstanding at September 30, 2005 and December 31, 2004 , respectively	57	15
Additional paid-in capital	40,229	8,904
Accumulated deficit	(3,265)	(2,830)

Total stockholders’ equity	37,021	6,131

Total liabilities and stockholders’ equity	$51,501	$22,413

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Unaudited)
Restaurant sales	$9,455	$6,566	$26,385	$17,428
Costs and expenses:
Cost of sales	2,699	1,949	7,588	5,136
Labor	2,873	2,009	7,940	5,194
Occupancy	600	464	1,773	1,238
Restaurant operating expenses	1,195	873	3,202	2,283
General and administrative	1,019	530	3,410	1,280
Preopening expense	462	79	569	206
Depreciation	602	332	1,651	868

Total costs and expenses	9,450	6,236	26,133	16,205

Income from operations	5	330	252	1,223
Nonoperating expenses:
Interest expense, net of interest income of $91 and $0 in the three months ended September 30, 2005 and 2004, respectively, and $96 and $1 for the nine months ended September 30, 2005 and 2004, respectively	305	119	663	213

(Loss) income from operations before provision for income taxes	(300)	211	(411)	1,010
Provision for income taxes	6	20	24	40

Net (loss) income	$(306)	$191	$(435)	$970

Net (loss) income per share :
Basic	$(0.09)	$0.13	$(0.20)	$0.66

Diluted	$(0.09)	$0.10	$(0.20)	$0.37

Weighted average shares used in computation:
Basic	3,570	1,460	2,165	1,460

Diluted	3,570	2,794	2,165	2,807

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited)
Operating activities
Net (loss) income	$(435)	$970
Adjustments to reconcile (loss) income from operations to net cash provided by operating activities:
Depreciation	1,651	868
Compensation expense for issuance of common stock and stock options and accelerated vesting of stock options	197	—
Amortization of debt discount	343	24
Change in operating assets and liabilities:
Receivables	491	(1,458)
Inventories	(61)	(14)
Prepaids and other current assets	(222)	(86)
Accounts payable	(819)	64
Accrued expenses	441	159
Deferred rent	1,757	2,141

Net cash provided by operating activities	3,343	2,668
Investing activities
Purchase of property and equipment	(7,835)	(5,877)
Repayment of notes receivable	40	45
Increase in other assets	(25)	(54)
Purchase of investments	(23,900)	—

Net cash used in investing activities	(31,720)	(5,886)
Financing activities
Proceeds from issuance of notes payable	1,094	4,982
Repayments of notes payable	(449)	(1,450)
Proceeds from the exercise of stock options and warrants	38	—
Proceeds from issuance of common stock, net of issuance costs	28,090	—

Net cash provided by financing activities	28,773	3,532

Net increase in cash and cash equivalents	396	314
Cash and cash equivalents at the beginning of the period	3,098	3,107

Cash and cash equivalents at the end of the period	$3,494	$3,421

Supplemental disclosures of cash flow information
Cash paid for interest	$416	$215
Noncash investing and financing activities
Decrease in accounts payable related to property and equipment additions	(1,169)	(218)
Beneficial conversion feature and detachable warrants on convertible note	—	400
Conversion of convertible promissory note to preferred stock	3,000	—
See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     Kona Grill, Inc. (referred to herein as the “Company” or in the first person notations “we”, “us”, and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” The Company completed its initial public offering during August 2005, issuing 2,875,000 common shares at an offering price of $11.00. As part of the offering, all outstanding preferred stock was converted into shares of common stock. The Company’s common stock trades on the NASDAQ National Market under the symbol “KONA.”
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with our Registration Statement on Form S-1 (Reg. No. 333-125506) filed with and declared effective by the SEC on August 15, 2005.
2. Summary of Significant Accounting Policies
Reverse Stock Split
     We effected a one-for-five reverse stock split of our common stock effective August 1, 2005. All references in the consolidated financial statements to shares of common stock, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the reverse stock split.
Stock-Based Compensation
     The Company maintains performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations. The Company’s policy is to grant all stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense is recognized for the stock options at the date of grant.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     The Company has determined pro forma amounts as if the fair value method required by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to its stock-based compensation. The pro forma effect on net income (loss) as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options in each period was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income, as reported	$(306)	$191	$(435)	$970
Stock-based compensation income (expense), net of tax effect	6	(9)	(190)	(66)

Pro forma net (loss) income	$(300)	$182	$(625)	$904

Net (loss) income per share:
Basic, as reported	$(0.09)	$0.13	$(0.20)	$0.66

Basic, pro forma	$(0.08)	$0.12	$(0.29)	$0.62

Diluted, as reported	$(0.09)	$0.10	$(0.20)	$0.37

Diluted, pro forma	$(0.08)	$0.07	$(0.29)	$0.32

     The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each respective year: (a) no dividend yield, (b) 0 percent expected volatility prior to our initial public offering, (c) a risk-free interest rate of 4.5 percent, and (d) expected option life of five years. No options were granted during the three months ended September 30, 2005. The Company had additional income of $6,000 for the three month period ended September 30, 2005 due to forfeitures exceeding the Company’s estimate.
Net Income (Loss) Per Share
     In accordance with the provisions of SFAS No. 128, Earnings Per Share, basic net income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of the convertible subordinated promissory note using the if-converted method, and potential warrant and stock option exercises calculated using the treasury stock method.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Numerator:
Net (loss) income available to common stockholders	$(306)	$191	$(435)	$970
Interest and amortization expense related to convertible subordinated promissory note, net of tax	—	77	—	77

	$(306)	$268	$(435)	$1,047

Denominator:
Weighted average shares — Basic	3,570	1,460	2,165	1,460
Effect of dilutive securities:
Stock options and warrants	—	—	—	13
Convertible shares	—	1,334	—	1,334

Weighted average shares — Diluted	3,570	2,794	2,165	2,807

Net (loss) income per share:
Basic	$(0.09)	$0.13	$(0.20)	$0.66

Diluted	$(0.09)	$0.10	$(0.20)	$0.37

     At September 30, 2005 there were approximately 488,479 stock options outstanding and 250,000 warrants outstanding for which the effect of issuing these options and warrants would have been excluded from the calculation of diluted net loss per share because they were anti-dilutive. At September 30, 2004 there were approximately 293,822 stock options outstanding and 258,900 warrants outstanding for the three month period and 103,400 stock options outstanding and 58,900 warrants outstanding for the nine month period, for which the effect of issuing these options and warrants were excluded from the calculation of diluted net income per share because they were anti-dilutive.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers.
Investments
     The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, classifying its investments based on the intended holding period. The Company currently classifies its investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. For all periods presented, there were no unrealized gains and losses on available-for-sale investments. Investments consist primarily of auction rate municipal securities that are highly liquid in nature and represent the investment of cash that is available for current operations. Although original maturities of these instruments are generally longer than one year, the Company has the right to sell these securities each auction date subject to the availability of buyers. Interest rates on these securities reset at every auction date, generally every seven to forty nine days, depending on the security.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     At September 30, 2005 and December 31, 2004, the Company had $23.9 and $0 million in investments, respectively. The original maturity dates for the Company’s investment at September 30, 2005 range from 2035 to 2039. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers. At September 30, 2005 and December 31, 2004, the carrying value of these securities approximated their fair value.
Recent Accounting Pronouncements
     During December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB 25. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. We are required to adopt SFAS 123R during the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are evaluating the requirements under SFAS 123R and expect the adoption will have an impact on our consolidated results of operations and net income (loss) per share; however it will not have an effect on our overall cash flow. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.
     During November 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share,” which states that contingently convertible instruments are subject to the if-converted method under SFAS No. 128, Earnings Per Share, regardless of the contingent features included in the instrument. EITF No. 04-8 is effective for periods ending after December 15, 2004. The if-converted method was applied to our dilutive earnings per share calculation for the three and nine months ended September 30, 2004.
     During June 2005, the EITF issued EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements, which states that leasehold improvements acquired in a business-combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The guidance in this consensus should be applied prospectively. For calendar-quarter companies, reasonably assured lease renewals should be considered in determining the amortization period of leasehold improvements acquired (either directly or in business combinations) in periods beginning after July l, 2005. The Company does not expect the EITF No. 05-6 to have an impact on its financial position, results of operations or cash flows.
     During November 2004, the FASB issued SFAS No. 151, Inventory Cost, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 will be effective for financial statements for fiscal years beginning after June 15, 2005. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). We do not expect SFAS No. 151 to have a material impact on our consolidated financial statements.
     In May 2005 the FASB issued SFAS No. 154 Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 12, 2005. The Company has assessed the impact of SFAS No. 154, and does not expect it to have an impact on its financial position, results of operations or cash flows.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing U.S. generally accepted accounting principles (“GAAP”), the Company currently capitalizes rental costs during construction. The Company is required to adopt FASB Staff Position No. FSP 13-1 on January 1, 2006. The financial impact of the adoption of the staff position is expected to be approximately $500,000 in additional preopening expense during 2006 which may vary based on lease terms, store openings and length of construction period.
3. Convertible Subordinated Promissory Note
     In July 2004, the Company entered into a $3.0 million convertible subordinated promissory note and warrant purchase agreement with an entity controlled by two directors and principal stockholders of the Company. The promissory note was converted into shares of the Company’s Series B preferred stock and immediately into 500,000 shares of the Company’s common stock in connection with the Company’s initial public offering. The Company amortized the debt discount to interest expense in the amount of $276,000 and $24,000 for the three months ended September 30, 2005 and 2004, respectively. The Company amortized the debt discount to interest expense in the amount of $343,000 and $24,000 for the nine months ended September 30, 2005 and 2004, respectively.
4. Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2005	2004
Accrued payroll	$924	$537
Gift cards	233	304
Sales tax	253	234
Accrued rent	181	183
Other	617	509

Total	$2,208	$1,767

5. Income Tax
     Our effective tax rate for the nine months ended September 30, 2005 and 2004 was 6% and 4%. For the nine months ended September 30, 2005 and 2004, we recorded income tax expense of $24,000 and $40,000. Tax expense results from state income taxes due to multi-state operations in states where no state net operating loss carry forwards exist. Differences occur due to FICA tip credits and benefits from the use of federal and state net operating loss carry forwards. The Company has recorded valuation allowances for the full amount of its net deferred tax assets (including net operating loss and tax credit carry forwards) given that the “more likely than not” recoverability criteria has not been met in management’s opinion.
6. Stockholders’ Equity
Preferred Stock
     The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.01.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Warrants
     The Company issued warrants to purchase 8,900 shares of common stock at an exercise price of $5.50 per share to placement agents in connection with the Company’s private placement of common stock in 1998. These warrants were exercisable through September 2005. During 2005, warrants with respect to 5,280 shares were exercised. The remainder of the warrants expired in September 2005.
Conversion of Series Preferred A and Series Preferred B to Common Stock
     During August 2003, the Company issued to seven investors 4,166,666, shares of the Company’s Series A convertible preferred stock at a price of $1.20 per share, which included the sale of 3,333,332 shares for $4.0 million and conversion of $1.0 million principal amount of the notes issued during May 2002 into 833,334 shares. The Company’s Chairman of the Board, was the lead investor in this financing and purchased from the Company 3,083,332 of such shares for an aggregate investment of $3.7 million. In addition, an entity affiliated with the Company’s former Chief Executive Officer, purchased from the Company 833,334 of such shares for an aggregate investment of $1.0 million.
     During August 2005, the Company issued immediately prior to the closing of the Company’s initial public offering 2,500,000 shares of Series B preferred stock upon the voluntary conversion by the holder of the principal amount outstanding under the Company’s convertible subordinated promissory note, and 500,000 shares of common stock upon the voluntary conversion by the holder of such shares of the Series B preferred stock. In addition, the Company issued 833,331 shares of common stock upon the voluntary conversion by the holders of the Company’s outstanding shares of Series A preferred stock.
7. Commitments and Contingencies
     The Company is engaged in various legal actions, which arise in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company’s management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under “Risk Factors” under our Registration Statement on Form S-1 (Reg. No. 333-125506) filed with the Securities Exchange Commission and elsewhere in this report.
Overview
     We currently own and operate nine restaurants located in seven states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete, Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes with a flavorful twist as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals. We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. To date, we have funded our restaurant development, working capital, and general corporate needs with cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. We opened three of our nine restaurants during the second half of 2004 and opened restaurants in Sugarland (Houston), Texas and San Antonio, Texas during August and September 2005, respectively. We plan to open four or five restaurants during 2006, which will significantly expand our presence in new markets. Our goal is for our new restaurants to generate average annual unit volumes of $4.5 million within 18 to 24 months of opening. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
     We experience various trends in our operating cost structure. Cost of sales, labor, occupancy, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will generally take several months to achieve operating efficiencies and planned sales levels due to challenges typically associated with new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to increase as we add executive management, corporate personnel, and infrastructure to support our growth and the requirements associated with being a public company. Thereafter, we expect our general and administrative costs to decrease as a percentage of restaurant sales as we begin to realize economies of scale.
Key Measures We Use to Evaluate Our Company
     Key measures we use to evaluate and assess our business include the following:
     Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular reporting period.
     Same Store Sales Growth. Same store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. Same store sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.
     Average Unit Volume. Average unit volume represents the average annual restaurant sales for all of our restaurants open for at least 12 months before the beginning of the period measured.
Key Financial Definitions
     Restaurant Sales. Restaurant sales include gross food and beverage sales, net of-promotions and discounts.
     Restaurant Cost of Sales. Restaurant cost of sales consists of food and beverage costs.
     Restaurant Labor. Restaurant labor includes all direct and indirect labor costs incurred in operations.
     Restaurant Occupancy. Restaurant occupancy includes all direct and indirect payments associated with the leasing of real estate, including base, percentage and straight-line rent, property taxes, and common area maintenance expense. We record tenant improvement allowances as a reduction of occupancy expense over the initial term of the lease.
     Restaurant Operating Expenses. Restaurant operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, credit card fees, supplies, marketing, repair and maintenance, and other expenses. Other operating expenses contain both variable and fixed components.
     General and Administrative. General and administrative includes all corporate and administrative functions that support operations and provide infrastructure to facilitate our future growth. Components of this category include management and staff salaries, bonuses and related employee benefits, travel, information systems, human resources, training, corporate rent, professional and consulting fees, and corporate insurance costs.
     Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including practice and rehearsal of service activities. We expense restaurant preopening expenses as incurred, and we expect preopening expenses to be similar for each new restaurant opening, which typically commences 90 days prior to a restaurant opening.
     Depreciation. Depreciation expense consists of the depreciation of property and equipment. We currently have no intangible assets or goodwill recorded on our consolidated balance sheet.
     Interest Expense, Net. Interest expense, net includes the cost of our debt-obligations and notes payable, including the amortization of debt discounts, net of interest income.
     Sales Per Square Foot. Sales per square foot represents the restaurant sales for our restaurants open for at least 12 months, divided by the total square feet for such restaurants.

Financial Performance Overview
     The following table sets forth certain information regarding our financial performance for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended
	September 30,
	2005	2004
Restaurant sales growth	51.4%	54.3%
Same store sales growth (1)	4.6%	9.6%
Average restaurant sales (in thousands) (2)	$3,917	$4,106

(1)	Same store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same store sales growth we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants open for at least 12 months.

	Nine Months Ended	Year Ended
	September 30, 2005	December 31, 2004
Store Growth
Beginning Restaurants	7	4
Openings	2	3
Closings	—	—

Total	9	7

Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of sales and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.
     We believe that the estimates and assumptions discussed below are most important to the portrayal of our financial condition, and results of operations, in that they require our most difficult, subjective, or complex judgments, and form the basis for the accounting policies deemed to be most critical to our operations.
  Property and Equipment
     We record all property and equipment at cost less accumulated depreciation and we select useful lives that reflect the actual economic lives of the underlying assets. We calculate depreciation using the straight-line method for financial statement purposes. We capitalize improvements and’ expense repairs and maintenance costs as incurred. We are often required to exercise judgment in our decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. Our judgments may produce materially different amounts of repair and maintenance or depreciation expense if different assumptions were used.
     We periodically perform asset impairment analysis of property and equipment related to our restaurant locations. Although we have not made subjective or complex judgments with respect to these analyses to date, we expect that the operation of a multi-unit restaurant company will involve such determinations as we grow. Accordingly, we expect to perform these tests when we experience a “triggering” event such as a major change in a location’s operation environment, or other event that might impact our ability to recover our asset investment. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that do not meet expectations will be identified and monitored closely throughout the year. Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year. If we deem that a location’s results will continue to be below expectations, we will analyze alternatives for its continued operation. At that time, we will perform an asset impairment test. If we determine that the asset’s carrying value exceeds the future undiscounted cash flows, we will record an impairment charge to reduce the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on our assumptions. Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment of assets. Any carryover basis of assets will be depreciated over the respective remaining useful lives.
  Leasing Activities
     We lease all of our restaurant properties. At the inception of the lease, we evaluate each property and classify the lease as an operating or capital lease. We exercise significant judgment in determining the estimated fair value of the restaurant as well as the discount rate used to discount the minimum future lease payments. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can reasonably be assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases.
     Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in our “rent holiday” period which begins on the possession date and ends on the store open date. Factors that may affect the length of the rent holiday period generally include construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater rent expensed during the rent holiday period.
     We record contingent rent expense based on a percentage of restaurant sales, which exceeds minimum base rent, over the periods the liability is incurred. The contingent rent expense is recorded prior to achievement of specified sales levels if achievement of such amounts is considered probable and estimable.
  Income Taxes
     We provide for income taxes based on our estimate of federal and state tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time we prepare the income tax provisions. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
     Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforward and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed more likely than not to be realized in the near term. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on our estimates of future taxable income by each jurisdiction in which we operate, tax planning strategies, and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we may be unable to implement certain tax planning strategies or adjust these estimates in future periods. As we update our estimates, we may need to establish an additional valuation allowance which could have a material negative impact on our results of operations or financial position.
  Accounting for Stock Options
     We use the method of accounting for employee stock options allowed under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees and have adopted the disclosure provisions of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. During December 2004, the Financial Accounting Standards Board-“FASB” issued SFAS No. 123-revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123, and supersedes APB No. 25, SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are evaluating the requirements under SFAS 123R and expect the adoption will have an impact on our consolidated results of operations and net income (loss) per share; however, it will not have an effect on our overall cash flow.
  Acceleration of Vesting of Outstanding Options
     In March 2005, we accelerated the vesting of all outstanding unvested employee stock options. At the date of our acceleration of vesting of outstanding options, the fair value of the options accelerated exceeded the cumulative exercise price by $424,000 which represents the maximum potential compensation expense related to the option grant modification. We estimated and recorded in March 2005 as compensation expense $151,000 of the compensation expense that may ultimately be realized based on our best estimate of the number of option holders who will ultimately receive a benefit from this acceleration that they would not have otherwise received. Our estimate is based on historical employee turnover rates and taking into consideration future expectations for each employee class. To the extent actual employee turnover rates differ from this estimate, we could record additional expense if there is more benefit received by these option holders or we could reverse all or a portion of the compensation expense if there is less benefit received by these option holders.
     As of September 30, 2005, we had outstanding stock options to purchase an aggregate of 488,479 shares of common stock. All of these options were vested at September 30, 2005.
     We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.5	29.7	28.8	29.5
Labor	30.4	30.6	30.1	29.8
Occupancy	6.3	7.0	6.7	7.1
Restaurant operating expenses	12.6	13.3	12.1	13.1
General and administrative	10.8	8.1	12.9	7.3
Preopening expense	4.9	1.2	2.1	1.2
Depreciation	6.4	5.1	6.3	5.0

Total costs and expenses	99.9	95.0	99.0	93.0

Income from operations	0.1	5.0	1.0	7.0
Nonoperating expenses:
Interest expense, net	3.2	1.8	2.5	1.2

(Loss) income from operations before provision for income taxes	(3.1)	3.2	(1.5)	5.8
Provision for income taxes	0.1	0.3	0.1	0.2

Net (loss) income	(3.2)%	2.9%	(1.6)%	5.6%

  Three Months Ended September 30, 2005 Compared with Three Months Ended September 30, 2004
     Restaurant Sales. Restaurant sales increased by $2.9 million, or 44.0%, to $9.5 million during the third quarter ended September 30, 2005 from $6.6 million during the third quarter ended September 30, 2004 primarily as a result of a $2.3 million increase associated with the opening of two restaurants during the fourth quarter of 2004, a $0.5 million increase associated with the opening of two new restaurants opened during the third quarter of 2005, a $0.1 million decrease from one restaurant opened in the third quarter of 2004 that was not included in our same store sales base, as well as a $0.2 million increase related to a 3.4% increase in same store sales. The increase in same store sales benefited from an approximate 1.1% menu price increase implemented during the second and third quarters of 2005. Average weekly sales for restaurants in the same store sales base were $110,600 during the third quarter of 2005, compared to $107,000 in the prior period. Average weekly sales for the three restaurants open the entire 2005 quarter and not in the same store sales base were $81,700.
     Cost of Sales. Cost of sales as a percentage of restaurant sales decreased to 28.5% during the third quarter of 2005 from 29.7% during the third quarter of 2004. This reduction in cost of sales as a percentage of restaurant sales was primarily the result of realization of economies of scale in the purchasing of food and beverage products.
     Labor. Labor expenses as a percentage of restaurant sales decreased to 30.4% during the third quarter of 2005 from 30.6% during the third quarter of 2004. This slight decrease was primarily the result of increased labor efficiencies driven by more experienced and well-trained restaurant personnel in our existing units, partially offset by increased labor costs at our recently opened restaurants.
     Occupancy. Occupancy expenses as a percentage of restaurant sales decreased 0.7% to 6.3% during the third quarter of 2005 from 7.0% during the third quarter of 2004, primarily as a result of more favorable lease terms for new restaurants opened during the past year.
     Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales decreased 0.7% to 12.6% during the third quarter of 2005 from 13.3% during the third quarter of 2004, primarily as a result of decreased expenditures for advertising and marketing partially offset by higher utilities costs.
     General and Administrative. General and administrative expenses increased by $0.5 million to $1.0 million during the third quarter of 2005 from $0.5 million during the third quarter of 2004. The $0.5 million increase was primarily attributable to the addition of executive management and corporate personnel and infrastructure to support our growth strategy and the reporting requirements of a public company.
     Preopening Expense. Preopening expense increased by $0.4 million to $0.5 million during the third quarter of 2005 from $0.1 million during the third quarter of 2004. The increase was a result of opening two new restaurants during the second half of the third quarter of 2005 compared with opening one restaurant early in the third quarter of 2004.
     Depreciation. Depreciation increased $0.3 million to $0.6 million during the third quarter of 2005 from $0.3 million during the third quarter of 2004. The increase was primarily the result of the additional depreciation on more restaurants in operation during 2005 compared to 2004. Depreciation expenses as a percentage of restaurant sales increased to 6.4% from 5.1% during the third quarters of 2005 and 2004, respectively. The change was primarily the result of higher average capital expenditures and lower restaurant sales in our recently opened restaurants.

     Interest Expense, Net. Interest expense net of interest income, increased by $0.2 million to $0.3 million during 2005 from $0.1 million during 2004. The increase was primarily the result of a $0.3 million one-time non-cash charge to interest expense from the conversion of our convertible subordinated promissory note, partially offset by $0.1 million interest income earned from the investment of our proceeds from our initial public offering completed in August 2005.
     Provision for Income Taxes. During 2005 we recorded an expense of $6,000 related to state income taxes payable compared with $20,000 for 2004. Our income tax expense as a percent of revenue for the third quarter of 2005 was 0.1% and related to state income taxes payable. Tax expense results from state income taxes due to multi-state operations in states where no state net operating loss carry forwards exist. No tax benefit is recognized for net operating loss or tax credit carry forwards.
  Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004
     Restaurant Sales. Restaurant sales increased by $9.0 million, or 51.4%, to $26.4 million during the first nine months of 2005 from $17.4 million during the first nine months of 2004 primarily as a result of a $6.8 million increase associated with the opening of two restaurants during the fourth quarter of 2004 and two new restaurants opened during the third quarter of 2005, a $1.6 million increase associated with one restaurant opened in the third quarter of 2004 that was not included in the same store sales base, and a $0.6 million increase related to a 4.6% increase in same store sales.
     Cost of Sales. Cost of sales as a percentage of restaurant sales decreased to 28.8% during the first nine months of 2005 from 29.5% during the first nine months of 2004. The reduction in cost of sales as a percentage of restaurant sales was primarily the result of realization of economies of scale in the purchasing of food and beverage products.
     Labor. Labor expenses as a percentage of restaurant sales increased to 30.1% during the first nine months of 2005 from 29.8% during the first nine months of 2004. This increase was primarily due to lower initial sales and high labor costs during the first quarter of 2005 associated with restaurants opened in the second half of 2004.
     Occupancy. Occupancy expenses as a percentage of restaurant sales decreased 0.4% to 6.7% during the first nine months of 2005 from 7.1% during the first nine months of 2004. The slight decrease as a percentage of restaurant sales was primarily due to more favorable lease terms for recently opened restaurants and increased same store sales which leveraged the fixed portion of occupancy expenses.
     Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales decreased 1.0% to 12.1% during the first nine months of 2005 from 13.1% during the first nine months of 2004, primarily as a result of lower expenditures for advertising and marketing initiatives.
     General and Administrative. General and administrative expenses increased by $2.1 million to $3.4 million during the first nine months of 2005 from $1.3 million during the first nine months of 2004. The $2.1 million increase was primarily attributable to approximately $1.2 million as a result of the addition of executive management and corporate personnel and director compensation, $0.2 million non-cash compensation expense associated with the accelerated vesting of employee stock options, and approximately $0.7 million as a result of the addition of infrastructure to support our growth strategy and preparation to meet the reporting and compliance requirements of a public company. General and administrative expenses are expected to remain flat as a percentage of restaurant sales through 2006. Subsequent to 2006, general and administrative should decrease as a percentage of restaurant sales as economies of scale are realized.
     Preopening Expense. Preopening expense increased $0.4 million from $0.2 million during the first nine months of 2004 to $0.6 million during the first nine months of 2005. The increase is primarily due to opening one restaurant during the first three quarters of 2004 compared to opening two restaurants during the first three quarters of 2005.

     Depreciation. Depreciation increased $0.8 million to $1.7 million during the first nine months of 2005 from $0.9 million during the first nine months of 2004. The increase was primarily the result of the additional depreciation on three restaurants opened during the second half of 2004. Depreciation expenses as a percentage of restaurant sales increased 1.3% to 6.3% during the first nine months of 2005 from 5.0% during the first nine months of 2004. The percentage increase was primarily the result of higher average capital expenditures and lower restaurant sales in our three restaurants opened in the second half of 2004.
     Interest Expense, Net. Interest expense, net of interest income increased to $0.7 million during the first nine months of 2005 from $0.2 million during the first nine months of 2004. The $0.5 million increase was primarily the result of the issuance of our convertible subordinated promissory note during July 2004, three additional new restaurant equipment loans and a $0.3 million one-time non-cash charge to interest expense from the conversion of the convertible subordinated promissory note, partially offset by $0.1 million interest income earned from our investment of our proceeds from our initial public offering completed in August 2005.
     Provision for Income Taxes. During the first nine months of 2004, we utilized federal net operating loss carryforwards available to offset our federal income tax obligation and we recorded an expense of $40,000 related to state income taxes payable. During the first nine months of 2005, we did not record a federal income tax liability due to the utilization of federal net operating loss carryforwards and we recorded an expense of $24,000 related to state income taxes payable. Tax expense results from state income taxes due to multi-state operations in states where no state net operating loss carry forwards exist.
Potential Fluctuations in Quarterly Results and Seasonality
     Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:
•	timing of new restaurant openings and related expenses;

•	restaurant operating costs and preopening costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;

•	labor availability and costs for hourly and management personnel;

•	profitability of our restaurants, especially in new markets;

•	increases and decreases in comparable restaurant sales;

•	impairment of long-lived assets and any loss on restaurant closures;

•	changes in borrowings and interest rates;

•	general economic conditions;

•	weather conditions or natural disasters;

•	timing of certain holidays;

•	new or revised regulatory requirements and accounting pronouncements;

•	changes in consumer preferences and competitive conditions; and

•	fluctuations in commodity prices.
     Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the spring and summer months and winter holiday season. Consequently, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of our investors. In that event, the price of our common stock would likely decrease.
Liquidity and Capital Resources
     Our primary liquidity and capital requirements have been for new restaurant development, working capital, and general corporate needs. Prior to our initial public offering, our main sources of liquidity and capital were cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under six separate equipment term loans. We believe the proceeds from our initial public offering in August 2005 are sufficient to meet our capital requirements through 2006. Beyond 2006, additional financing may be needed to fund working capital and restaurant development. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, including those described in “Risk Factors” in our Registration Statement on Form S-1 (Reg. No. 333-125506) as filed with the SEC may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.
  Equipment Loans
     As of September 30, 2005, we had six equipment term loans with lenders; each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $4.2 million. The loans bear interest at rates ranging from 7.0% to 8.4% and require monthly principal and interest payments aggregating approximately $86,000. The loans mature between October 2006 and June 2012. Five of the loans are guaranteed by our parent company and contain prepayment penalties as set forth in each agreement. Two of the loans are also guaranteed by our Chairman, and one of the loans is also guaranteed by a former director and officer of our company. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of September 30, 2005.
Cash Flows
     Our operations have not required significant working capital and, like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card and restaurant operations do not require significant inventories or receivables. In addition, we have received further credit terms for the purchase of food, beverage, and supplies, thereby reducing the need for incremental working capital to support growth.
     Operating Activities. During the first nine months of 2005, net cash provided by operating activities was $3.3 million consisting primarily of income from operations, depreciation, collections of tenant improvement allowances, interest income and non-cash compensation expenses, partially offset by payments of accounts payable and accruals and expenditures advanced for inventories. During the first nine months of 2004, net cash provided by operating activities was $2.7 million consisting primarily of income from operations, depreciation and collections of tenant improvement allowances.
     Investing activities. Net cash used for investing activities was $31.7 million and $5.9 million for the first nine months of 2005 and 2004, respectively. In 2005, we purchased, from the proceeds of our initial public offering, $23.9 million in short-term investments. Investing activities for both periods were related to funding construction in progress, purchase of property and equipment, and reductions of accounts payable, all related to new restaurant openings.
     Financing Activities. Net cash provided by financing activities was $28.8 million during the first nine months of 2005 consisting primarily of $28.1 million net proceeds from our initial public offering and $0.6 million proceeds from equipment loans less related principal payments. Net cash provided by financing activities was $3.5 million during the first nine months of 2004 primarily as a result of the issuance of a $3 million convertible promissory note, issuance of $2 million in equipment notes, a payment of a $1.2 million promissory note payable and $0.2 million in principal payments on equipment financing.
Off-Balance Sheet Arrangements
     In September 2003, the Company sold the assets of Saki’s Pacific Rim Café. The Company continues to be financially responsible for the lease payments in the event the purchaser defaults on the lease. The lessor has obtained certain personal guarantees of the lease payments from the purchaser’s owners should they fail to perform under the lease. The total remaining lease payments due under the lease approximated $330,000 at December 31, 2004. The lease expires in January 2007.
Impact of Inflation
     We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during 2002, 2003, or 2004. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
  Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments
     As of September 30, 2005, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosure About Fair Value of Financial Investments. We hold no investment securities that would require disclosure of market risk.
  Primary Market Risk Exposures
     Our primary market risk exposures are in the areas of commodity costs and construction costs. Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks. We have exposure to rising construction costs, which may impact our actual cost to develop new restaurants. Although the cost of restaurant construction will not impact significantly the operating results of the restaurant, it would impact the return on investment for such restaurant.
  Inflation
     The primary inflationary factors affecting our operations are food, labor, and construction costs. A large number of our restaurant personnel are paid at rates based on the applicable minimum wage, and increases in the minimum wage directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

ITEM 4. Controls and Procedures
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
Not applicable
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During August 2005, immediately prior to the closing of our initial public offering, we issued 2,500,000 shares of Series B preferred stock upon the voluntary conversion by the holder of the principal amount outstanding under our convertible subordinated promissory note, and 500,000 shares of common stock upon the voluntary conversion by the holder of such shares of the Series B preferred stock. In addition, we issued 833,331 shares of common stock upon the voluntary conversion by the holders of our outstanding shares of Series A preferred stock. We agreed to issue these shares of Series A preferred stock, Series B preferred stock, and common stock in reliance upon Section (3)(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.
     On August 19, 2005, we completed the initial public offering of our common stock that was effected through a Registration Statement on Form S-1 (Reg. No. 333-125506) declared effective by the Securities and Exchange Commission on August 15, 2005. We sold an aggregate of 2,875,000 shares of our common stock in this offering, which represented all of the shares of common stock we registered including 375,000 shares subject to the underwriters’ over-allotment option. Following the closing, the offering terminated. The shares were sold at a public offering price of $11.00 per share, for an aggregate offering price of $31.6 million. The shares were sold by the underwriters of the offering, Oppenheimer & Co., Inc. and Feltl and Company.
     We paid to the underwriters underwriting discounts and commissions totaling $2,313,750 in connection with the offering. In addition, we estimate that we incurred additional expenses of approximately $1,221,440 in connection with the offering, which when added to the underwriting discounts and commissions paid by us, amounts to total estimated expenses of approximately $3,535,190. Thus, the net offering proceeds to us, after deducting underwriting discounts and commissions and offering expenses, were approximately $28,089,810. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent (10%) or more of any class of our equity securities or to any other affiliates.
     We intend to use the net proceeds of the offering for new restaurant development and for working capital and general corporate purposes. Pending these uses, since the time of receipt of the net proceeds, we have invested the net proceeds of this offering in short-term money market and short-term marketable securities. We cannot predict whether the proceeds will be invested to yield a favorable return.
     The amounts that we actually expend for these purposes will vary significantly depending on a number of factors, including contingencies such as the timing and expenses for the construction of restaurants currently under development and our ability to identify appropriate sites for future restaurants. As a result, we will retain broad discretion over the allocation of the net proceeds of the offering and we reserve the right to change the use of these proceeds. The success of our operations that are influenced by capital expenditures and working capital allocations will substantially depend upon our discretion and judgment with respect to the application and allocation of the net proceeds from our initial public offering.
ITEM 3. Defaults Upon Senior Securities
Not applicable
ITEM 4. Submission of Matters to a Vote of Security Holders
     We held a special meeting of our stockholders on July 18, 2005. The following items were voted on by our stockholders (all votes tabulated on pre-split basis):

	For	Against	Abstain
1. Proposal to approve and ratify our 2005 Stock Award Plan	6,993,482	835,834	—

2. Proposal to approve and ratify our 2005 Employee Stock Purchase Plan	6,993,482	2,500	—

3. Proposal to approve our proposed 1-for-5 reverse stock split of our common stock	6,816,982	149,000	—

4. Ratification of the election of two directors (C. Donald Dempsey and Anthony J. Winczewski) to serve as Class II members of our Board of Directors for a term expiring in 2007	6,994,982	—	1,000
     With respect to each of proposals 1-3, the results shown above reflects the affirmative vote of both (1) a majority of the shares of Series A preferred stock then outstanding; and (2) a majority of all shares of common stock and preferred stock then outstanding. Proposal 4 reflects the affirmative vote of a majority of the shares of Series A preferred stock and common stock present in person or by proxy at the meeting and voting together as a single class.
ITEM 5. Other Information
Not applicable
ITEM 6. Exhibits
(a) Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
KONA GRILL, INC.

Signature	Capacity	Date

/s/ C. Donald Dempsey C. Donald Dempsey	President, Chief Executive Officer, and Director (Principal Executive Officer)	November 14, 2005

/s/ Mark S. Robinow Mark S. Robinow	Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)	November 14, 2005

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002