Form 10-K
period 2005-12-31
KONA GRILL INC
filed 2006-03-23
CIK 1265572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

Commission File Number 000-51491

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690
(State of Incorporation)	(I.R.S. Employer Identification No.)

7150 East Camelback Road, Suite 220
Scottsdale, Arizona 85251
(480) 922-8100
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, par value $0.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of common stock held by nonaffiliates of the registrant (4,475,330 shares) based on the closing price of the registrant’s common stock as reported on the NASDAQ National Market on August 16, 2005, which was the first business day on which the common stock was publicly traded, was $56,836,691. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 10, 2006, there were outstanding 5,791,578 shares of registrant’s common stock, par value $.01 per share.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

KONA GRILL, INC.

ANNUAL REPORT ON FORM 10-K
Fiscal Year Ended December 31, 2005

Statements Regarding Forward-Looking Statements

The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1A, “Risk Factors.”

PART I

Item 1.	Business

Overview

Kona Grill restaurants offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying and affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes with a flavorful twist as well as a variety of distinctive appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items also incorporate over 40 signature sauces and dressings that we make from scratch, creating broad based appeal for the lifestyle and taste trends of a diverse group of guests, including everyday diners, couples, larger social groups, families, singles, and empty-nesters as well as special occasion customers. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals.

Our restaurants accommodate approximately 275 guests and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to appeal and encourage repeat visits with regular guests. We locate our restaurants in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers that are situated near commercial office space and residential housing to attract guests throughout the day. Our restaurants are designed to satisfy our guests’ dining preferences during lunch, dinner, and non-peak periods such as late afternoon and late night.

We currently own and operate nine upscale casual dining restaurants located in seven states. We opened three restaurants during 2004 and two restaurants during 2005. We plan to open five restaurants during 2006, which will expand our presence in three new markets.

We believe that our offerings and generous portions combined with an average check during the six months ended December 31, 2005 of $14.18 per guest, excluding alcoholic beverages, offers our guests an attractive price-value proposition. This value proposition, coupled with our flexible day-part model and exceptional service, have created an attractive dining experience. Furthermore, our restaurant model provides us with considerable growth opportunities to develop the Kona Grill concept nationwide.

We maintain our executive offices at 7150 East Camelback Road, Suite 220, Scottsdale, Arizona 85251, and our telephone number is (480) 922-8100. Our website is located at www.konagrill.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file those reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating Committees; our Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.

Our History

Our predecessor concept was a sushi restaurant that commenced operations during 1994. As our guests frequently requested additional selection and diversity in our menu offerings, we developed a successor restaurant concept offering innovative menu selections with mainstream appeal that became Kona Grill. We opened the first Kona Grill restaurant in Scottsdale, Arizona during 1998. We sold the predecessor restaurant during 2002 to focus our efforts on growing the Kona Grill concept.

Restaurant Industry Overview

The National Restaurant Association estimates that the restaurant industry represents approximately 4.0% of the United States’ gross domestic product. The National Restaurant Association forecasts that restaurant industry sales will continue to experience growth, reaching $511 billion in 2006, which would mark the 15th consecutive year of sales growth for the industry and a 5.1% increase over 2005 sales. The National Restaurant Association estimates that sales in the full-service segment of the U.S. restaurant industry grew approximately 5.4% per annum between 2000 and 2004, reaching approximately $165 billion in 2005. Sales at full-service restaurants in the United States are projected to increase 5.2% to approximately $173 billion in 2006.

Technomic, Inc., a national consulting and research firm, forecasts sales at U.S. full-service restaurants to grow at a compounded annual rate of 5.7% from 2004 through 2008, compared to forecasted compounded annual growth of 4.8% for the total U.S. restaurant industry for the same period. According to Technomic, the varied menu category within the full-service restaurant segment of the U.S. restaurant industry, which we believe Kona Grill participates in, is projected to grow at a 6.0% compounded annual growth rate from 2004 through 2008.

Within the consumer food industry, studies show that over the past 50 years there has been a steady shift away from the consumption of “food-at-home” towards the purchase of “food-away-from-home.” According to the National Restaurant Association, “food-away-from-home” currently represents 47% of all food purchases made by consumers and is projected to represent approximately 53% by 2010.

We believe that this growth in purchases of “food-away-from-home” in recent times is attributable to, among other things, demographic, economic, and lifestyle trends, including the following:

•	the rise in the number of women in the workplace;

•	an increase in dual-income families;

•	the aging of the U.S. population; and

•	an increased willingness by consumers to pay for the convenience of meals prepared outside their homes.

Competitive Strengths

We believe that the key strengths of our business include the following:

•	Innovative Menu Selections with Mainstream Appeal. We offer a freshly prepared menu that combines recognizable American selections with a flavorful twist, a variety of distinctive internationally influenced cuisines, signature seafood dishes, and award-winning sushi to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 proprietary sauces and dressings further differentiate our menu items and help create an exceptional meal while allowing our guests to experience new foods and tastes as well as share their everyday favorite choices with others. With an average check during the six months ended December 31, 2005 of $14.18 per guest, excluding alcoholic beverages, we believe we provide an exceptional price/value proposition that helps create a lasting relationship between Kona Grill and our guests.

•	Distinctive Upscale Casual Dining Experience. Our upscale casual dining concept captures some of the best elements of fine dining including a variety of exceptional food, impeccable service, and an extensive wine and drink list, and combines them with more casual qualities, like a broad menu with attractive price points and a choice of environments to fit any dining occasion, enabling us to attract a broad guest demographic. Our innovative menu, personalized service, and contemporary restaurant design blend together to create our upscale casual dining experience. We design our restaurants with a unique layout and utilize modern, eye-catching design elements such as our signature 2,000 gallon saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral. Our multiple dining areas provide our guests with a number of distinct dining environments and atmospheres to satisfy a range of occasions or dining preferences. Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our unique upscale casual dining concept.

•	Personalized Guest Service. Our commitment to provide prompt, friendly, and efficient service enhances our food, reinforces our upscale ambiance, and helps distinguish us from other traditional casual dining restaurants. We train our service personnel to be cordial, friendly, and knowledgeable about all aspects of the restaurant, especially the menu, which helps us provide personalized guest service that is designed to ensure a pleasurable dining experience and exceed our guests’ expectations. Our kitchen staff completes extensive training to ensure that our dishes are precisely prepared to provide a consistent quality of taste. We believe our focus on high service standards underscores our guest-centric philosophy.

•	Multiple Daypart Model. Our appetizers, pizzas, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared by our guests, allowing them to dine with us during traditional lunch and dinner meal periods as well as in between customary dining periods such as in the late afternoon and late night. The lively ambiance of our patio and bar areas provides an energetic social forum for us to attract a younger professional clientele during these non-peak periods, as well as for all of our guests to enjoy before or after they dine with us. Our sushi bar provides another dining venue for our guests to dine with us while offering them a healthier, more adventuresome dining experience. We believe that our ability to attract and satisfy our guests throughout the day distinguishes us from many other casual dining chains and helps us maximize sales and leverage our fixed operating costs.

•	Attractive Unit Economics. During 2005, the average unit volume of our seven restaurants open for at least 12 months was $4.9 million, or $704 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverage our fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for our new restaurants to be approximately $2.3 million, net of landlord tenant improvement allowances and excluding preopening expense. Our restaurant cash flow provides us the prospect of strong financial returns on this investment.

Growth Strategy

We believe that there are significant opportunities to grow our sales, our concept, and our brand throughout the United States. The following sets forth the key elements of our growth strategy.

Pursue Disciplined Restaurant Growth

We adhere to a disciplined site selection process and intend to continue expanding Kona Grill restaurants in both new and existing markets that meet our demographic, real estate, and investment criteria. We plan to open the majority of our new restaurants in new markets to continue to build awareness of our concept and to establish Kona Grill as a national upscale casual brand. During 2004, we opened three new restaurants, and during 2005, we opened two new restaurants, all of which were located in new markets. Our expansion plans do not involve any franchised restaurant operations.

We plan to pursue locations that will enable us to maximize the use of our outdoor patio seating. We maintain a disciplined and controlled site selection process involving our management team. Our site selection criteria for new restaurants includes locating our restaurants near high activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. In addition, we focus on areas that have above-average income populations, have high customer traffic from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers.

Our growth strategy for developing new restaurants also includes expansion in existing markets. Operating multiple restaurants in existing markets enables us to leverage our infrastructure and gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we are well known and we are able to utilize existing associates in new restaurants.

We plan to open five new restaurant locations during 2006. Two locations are in Illinois; one in Lincolnshire and the second in Oakbrook, both suburbs of Chicago. The other three restaurants are located in Naples, Florida; Dallas, Texas; and Houston, Texas. We currently operate two restaurants in Texas, but do not currently operate any restaurants in Illinois or Florida. We have signed leases for four of these five new restaurants and the remaining lease is in the process of negotiation.

Grow Existing Restaurant Sales

Our goal for existing restaurants is to improve our unit volumes through ongoing local marketing efforts designed to generate awareness and trial of our concept and increase the frequency of guest visits. During 2005, our comparable restaurants, those open for more than 18 months, generated same store sales increases of 4.2%.

We intend to continue to evaluate operational initiatives designed to increase sales at our restaurants. For example, we are currently evaluating enclosing certain of our existing and future patios in cooler climates to permit the use of our patio year round and increase restaurant sales. We also plan to design certain of our restaurants with adaptable modules to provide reconfigurable private dining rooms when needed, which will provide us flexibility to book private parties and special events. We believe by emphasizing operating in multiple dayparts, we are able to increase sales and leverage both development and fixed operating costs by operating during a greater number of hours during any given day. In addition, to date we have not utilized extensive advertising or marketing programs to promote our restaurants. We believe we can generate additional sales through these programs at a reasonable expense per restaurant.

Leverage Depth of Existing Corporate Infrastructure

We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the United States. We have invested and will continue to invest in our corporate infrastructure by hiring experienced senior management, operating, human resources, real estate, and marketing personnel; implementing operating, management, and information systems; and establishing financial controls to minimize risks associated with our current growth strategy. As we continue to realize the benefits of our growth, we believe that we will be able to leverage our investments in our corporate infrastructure and realize benefits from the increasing sales that our company generates.

Unit Economics

During 2005, the average unit volume of our seven restaurants open at least 12 months was $4.9 million, or $704 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverages our fixed costs, and makes us a desirable tenant for landlords.

Our prototype restaurant is 7,000 square feet and has seating for approximately 275 guests, including patio seats. We target prototype average unit volume to be $4.5 million annually within 24 months of opening, or sales per square foot of $643. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. The average cash investment cost for all of our restaurants opened since the beginning of 2002 was approximately $2.2 million, net of tenant improvement allowances and excluding preopening expense. We expect the cash investment cost of our prototype restaurant, however, to be approximately $2.3 million, net of landlord tenant improvement allowances between $0.7 and $1.2 million and excluding preopening expense of approximately $0.4 million.

We believe that our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2005.

Sales by Daypart

	Year Ended
	December 31, 2005
	Sales	Percent
	(Dollars in thousands)

Lunch	$8,498	23%
Open to 3:00 p.m
Dinner	19,517	53%
5:00 to 9:00 p.m
Non-Peak	8,813	24%
3:00 p.m. to 5:00 p.m. and
9:00 p.m. to Close

Total All Day	$36,828	100%

Menu

The Kona Grill menu offers guests a diverse selection of recognizable mainstream American dishes each with their own flavorful twist and a variety of diverse internationally influenced appetizers and entrees including a broad selection of award-winning sushi. We are well-known for our selection of over 40 signature sauces and dressings. Our sauces and dressings distinguish and compliment our dishes, creating delicious flavor profiles and artistic presentations for our guests. All of our menu items are freshly prepared and adhere to food standards that we believe are much closer to fine dining than typical casual dining.

Our menu features a selection of appetizers, pizzas, sandwiches, salads, noodle dishes, signature entrees, and desserts. We round out our menu with over 80 freshly hand-made award-winning sushi choices. Our menu includes socially interactive items that can be eaten individually or easily shared amongst guests such as our Chicken Satay appetizer served with Hoisin Sauce and our Garlic Shrimp Pizza with a Roasted Red Pepper Pizza Sauce. Our signature entrees feature our various sauces and offer guests generous portions that are impressive in presentation and in taste. For example, our popular Macadamia Nut Chicken is served with our special Shoyu-Cream Sauce accompanied by wok-tossed vegetables and white cheddar mashed potatoes; our Lemon-Grass Crusted Swordfish includes Coconut Curry Sauce accompanied by sautéed baby bok choy and white cheddar mashed potatoes; and our Pan-Seared Ahi Tuna is served over steamed white rice with a Sweet-Chili Sauce accompanied by sautéed baby bok choy.

We are also known for our broad assortment of sushi that includes traditional favorites as well as distinct specialty items such as our Seven-Spice Tuna Sashimi Salad made with tuna sashimi, cucumber, smelt roe and sprouts with Motoyaki Sauce, or our Jalapeno Yellowtail Sashimi with a slice of jalapeno and cilantro with Ponzu Sauce. We have designed our sushi menu with a combination of both straight-forward and unintimidating selections such as our California Roll as well as more sophisticated items such as our Sashimi Platter comprised of cuts of tuna, yellowtail, and salmon. Our menu, coupled with our sushi selections, offers ample choices for health conscious guests, which the National Restaurant Association expects will continue to be a point of focus in the future.

Each of our restaurants has a dedicated kitchen staff member, whom we refer to as our saucier, to oversee the preparation of our more than 40 unique sauces and dressings that are made fresh from scratch on site using only high-quality ingredients and fresh produce. Each sauce is designed according to a proprietary recipe for a specific menu item and includes unique flavors and combinations such as our Honey Cilantro, Pineapple-Chipotle, and Spicy Aioli dipping sauces, and our Peanut Vinaigrette dressing. We believe that our distinctive sauces and dressings provide a unique flavor profile, which further distinguishes Kona Grill. Our flavorful sauces and dressings also enhance our guests’ overall dining experience by allowing them to not only experience new tastes but to also share their favorite sauces with others, helping to create customer loyalty and a socially interactive environment.

The versatility of our menu enables us to provide our guests with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods as well as to serve our guests for a variety of traditional dining occasions such as everyday dining, professional lunches, social gatherings and special occasions. Furthermore, each restaurant offers a separate children’s menu.

Menu prices range from $4.75 to $9.50 for appetizers and soups, $5.00 to $9.95 for salads, $7.95 to $29.95 for sandwiches and lunch entrees, $14.95 to $29.95 for dinner entrees, and $3.75 to $30.00 for our sushi selections ranging from a single sushi item up to our assorted 18-piece Sashimi Platter. During the six months ended December 31, 2005, our average guest check was $14.18 excluding alcoholic beverages, and was $21.73 including alcoholic beverages. Based upon our innovative high-quality recipes, generous portions, and flexible price points we believe we provide our guests exceptional value that allows us to attract a diverse customer base and increase the frequency of dining visits to our upscale casual restaurants.

We provide a uniform menu in all of our restaurants and do not feature daily specials, allowing us to deliver consistent, high-quality food at every location. We review our menu and consider enhancements to existing items or the introduction of new items based on customer feedback, which helps assure that we are meeting the needs of our guests.

Alcoholic beverage sales represented approximately 34% of our total restaurant sales during 2005. Our guests enjoy an extensive selection of approximately 20 domestic and imported bottled and draft beers, over 50 selections of wines by the bottle, 40 wines by the glass and a broad selection of liquors and specialty cocktail drinks.

Decor and Atmosphere

We have created a uniform restaurant layout as well as similar interior and exterior design elements in each of our restaurants. The layout of our restaurants focuses on joined spaces that create multiple distinct dining areas for our guests while also maintaining an open atmosphere that allows our guests to have a panoramic view of the entire restaurant without negatively impacting the specific ambiance or dining occasion they desire.

Our main dining room area offers a combination of booth seating and larger central tables. Our full service bar area and covered outdoor patio offer not only a high-energy, socially interactive area for our guests to enjoy appetizers or sushi while they wait to dine with us but also serves as a destination for many of our frequent guests who visit us during our late afternoon and late night periods. Our bar area is strategically placed to ensure that families and other groups that may prefer a quieter, more intimate dining experience are not disturbed. Our sushi bar provides yet another dining alternative for singles, couples, and our guests with more sophisticated, health conscious, or adventuresome tastes.

Our restaurant interiors utilize a combination of warm earth tones, rich mahogany wood finishes, and oversized silver gilded mirrors. We showcase our signature 2,000 gallon saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral in each of our restaurants and ensure that it can be seen from both our main dining area and our bar area. Our bars are made of granite and compliment our mahogany finishes to enhance our contemporary design. We use a variety of directional lighting, featuring shiitake mushroom-shaped ceiling lights, to deliver a warm glow throughout our restaurants and we adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the choice of television programming in our bar area. Our exhibition-style kitchens are brightly lit to display our kitchen staff at work. Our covered outdoor patio areas seat an average of 58 guests. We utilize state-of-the-art heating technology suspended from our roofs to allow us to maximize the use of our patios throughout most of the year while avoiding obtrusive heating mechanisms that could detract from our upscale ambiance.

The exterior of our restaurants typically employ cultured stone and slate to create a highly visible restaurant that features our well lit, Kona Grill sign. We landscape our restaurants where appropriate and vary the exterior design to coordinate with the surrounding area. We use accent lighting on trees and directional lighting on our buildings to further increase the visual appeal of our restaurants.

We believe that our existing restaurant asset base is in excellent condition and we maintain each restaurant’s furniture, fixtures, equipment, and other design elements in accordance with our operating standards.

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry. Our systems are designed to protect our food products throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful training and supervision of personnel. Our restaurant general managers receive a minimum of six months of training and kitchen managers receive between three to six months of training, as required, and all receive an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants.

We are committed to purchasing high-quality ingredients for our restaurants while striving to maintain and improve costs. We use only the freshest ingredients and, as a result, we maintain only modest inventories. We also have a nonexclusive contract with U.S. Foodservice, a national food distributor, to be the primary supplier of our food. We have arrangements with local produce distributors and specialty food suppliers who provide high-quality ingredients and perishable food products. We believe that competitively priced alternative distribution sources are available should those channels be necessary. We source all of our products and supplies with reputable and high-quality providers that are capable of distribution on a national level.

Our goal is to maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products, and supplies, while maintaining the highest quality. Our corporate purchasing manager coordinates our national supply contracts, negotiates prices for our food supply throughout all of our restaurants, monitors quality control and consistency of the food supplied to our restaurants, and oversees delivery of food on a nationwide basis. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, each restaurant’s kitchen manager determines its daily usage requirements for food ingredients, products, and supplies. The kitchen manager orders accordingly from our approved suppliers and all deliveries are inspected to assure that the items received meet our quality specifications and negotiated prices.

Restaurant Locations

We operate nine restaurants in seven states. We lease all of our restaurant sites under lease terms that vary by restaurant; however, we generally lease space for 10 years and negotiate at least two five-year renewal options. The following table sets forth our restaurant locations as of December 31, 2005 and anticipated openings for 2006.

			Year		Square		Number of
State	City		Opened		Footage		Seats(l)

Arizona	Scottsdale		1998		5,964		274
Arizona	Chandler		2001		7,389		326
Missouri	Kansas City		2002		7,455		222
Nevada	Las Vegas		2003		7,380		295
Colorado	Denver		2004		5,920		243
Nebraska	Omaha		2004		7,415		304
Indiana	Carmel		2004		7,433		295
Texas	Sugarland (Houston	)	2005		7,127		285
Texas	San Antonio		2005		7,200		256
Texas	Dallas		2006	(2)	7,000	(2)	275	(2)
Illinois	Lincolnshire		2006	(2)	6,850	(2)	275	(2)
Illinois	Oakbrook		2006	(2)	7,000	(2)	275	(2)
Texas	Houston		2006	(2)	7,500	(2)	300	(2)
Florida	Naples		2006	(2)	7,000	(2)	275	(2)

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

(2)	Anticipated opening during 2006. Square footage and number of seats for new restaurants are estimates.

Expansion Strategy and Site Selection

We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Our restaurant expansion strategy focuses primarily on penetrating new markets in major metropolitan areas throughout the United States, as well as further penetrating existing markets. In general, we prefer to open our restaurants in high-profile sites within specific trade areas with the following considerations:

•	suitable demographic characteristics, including residential and commercial population density and above-average household incomes;

•	visibility;

•	high traffic patterns;

•	general accessibility;

•	availability of suitable parking;

•	proximity of shopping areas and office parks;

•	degree of competition within the trade area; and

•	general availability of restaurant-level employees.

These sites generally include high-volume retail centers, major regional malls, lifestyle centers, and entertainment centers. Our expansion plans do not include any franchised restaurant operations.

We thoroughly analyze each prospective site before presenting the site to our Board of Directors for review. Prior to committing to a restaurant site and signing a lease, at least three members of our senior management team review the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria.

We believe the high sales volumes of our restaurants make us an attractive tenant and provide us with ample opportunities to obtain suitable leasing terms from landlords. As a result of the locations we select, which are often in new retail center or shopping mall developments, our restaurant development timeframes vary according to the landlord’s construction schedule and other factors that are beyond our control. Once the site has been turned over to us, the typical lead-time from commencement of construction to opening is approximately five months.

Restaurant Operations

Executive and Restaurant Management

Our executive management team continually monitors restaurant operations, inspects individual restaurants to assure the quality of products and services and the maintenance of facilities, institutes procedures to enhance efficiency and reduce costs, and provides centralized support systems. Our Chief Operating Officer has primary responsibility for managing our restaurants and participates in analyzing restaurant-level performance and strategic planning. We currently employ two district managers who report directly to our Chief Operating Officer and oversee our restaurants, supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant. As we expand our operations, we expect to hire additional district managers who will each oversee up to 10 restaurants.

Our typical restaurant management team consists of a general manager, an assistant general manager, three front-of-the-house managers, a kitchen manager, an assistant kitchen manager, and a sushi kitchen manager. Our restaurants each employ approximately 100 non-management employees, many of whom work part-time. The general manager is responsible for the day-to-day operations of the restaurant, including the hiring, training, development of personnel, and execution of local marketing programs. The kitchen managers are responsible for overseeing the preparation of our menu and sushi items; maintaining product quality, and closely monitoring food costs and department labor costs. We also employ a kitchen staff member who is dedicated to the fresh preparation of our sauces and dressings.

Training

We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of restaurant personnel and adherence to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and continuing training programs. Each restaurant general manager, front-of-the-house manager and kitchen manager completes a formal training program conducted by our company that is comprised of a mix of classroom and on-the-job instruction. We implement these programs by hiring dedicated corporate personnel as well as designate well-performing existing restaurant personnel to assist in training. Typical programs for general managers provide at least six months of training that may include a rotation to different restaurants throughout the country. Typical programs for other managers provide three to six months of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, the ingredients of our various menu items, and other key service protocols.

Our corporate training personnel are involved in training for both new employees hired in anticipation of our new restaurant openings as well as for ongoing training in existing restaurants. When we open a new restaurant, we provide training to restaurant personnel in every position for several weeks prior to opening to assure the smooth and efficient operation of the restaurant from the first day it opens to the public. Prior to opening a new restaurant, certain of our newly-hired restaurant personnel are staffed in existing restaurants to learn the operational aspects of a Kona Grill and to obtain on the job instruction.

We maintain a policy against harassment and discrimination of any type towards both our employees and guests and, to this end, reinforce this policy through our training of new employees, our policy and training manuals, and periodic reinforcement programs.

Recruitment and Retention

We seek to hire experienced restaurant personnel who are committed to the standards maintained by our company. We also believe that our unit volume, the image and atmosphere of the Kona Grill concept, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We support our restaurant personnel by offering competitive wages and benefits, including medical insurance and equity incentives. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement. Furthermore, our general managers, assistant general managers, and kitchen managers share in a bonus tied to the overall profitability of their restaurant. We believe that our compensation package for our managers and restaurant employees is comparable to those provided by other upscale casual restaurants. We believe our compensation policies help us attract quality personnel and retain them at turnover rates lower than those generally experienced by our competitors.

Information Systems

We believe that our management information systems enable us to increase the speed and accuracy of order-taking and pricing, better assist guest preferences, efficiently schedule labor to better serve guests, monitor labor costs, assist in product purchasing and menu mix management, promptly access financial and operating data, and improve the accuracy and efficiency of store-level information and reporting. This information is consolidated at our headquarters in Scottsdale, Arizona.

We utilize an integrated information system as well as manual reporting to manage the flow of information within each of our restaurants and between our restaurants and the corporate office. This system includes a customized MICROS point-of-sales (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, schedule labor, and produce a variety of management reports. Our information system is integrated with our financial reporting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.

We transmit electronically to the corporate office on a daily basis select information that we capture from the POS system. Our corporate information system enables senior management to monitor operating results with daily and weekly sales analysis, monthly detailed profit statements, and comparisons between actual and budgeted operating results. We intend to utilize further the capacity of the POS system to support unit management controls and operations in the future. We believe our information systems to be secure and scalable as we build our organization.

Advertising and Marketing

During 2005, our marketing and advertising expenditures were $0.5 million, or 1.3% of our restaurant sales. We expect to continue to invest a similar or increased percentage of restaurant sales in marketing efforts in the future, primarily in connection with driving comparable restaurant sales and supporting new restaurant openings. Our ongoing marketing strategy consists of local advertising on radio and in select print mediums, various public relations activities, direct mail, and word-of-mouth recommendations. We believe that word-of-mouth recommendations are a key component in driving guest trial and usage.

We implement a coordinated public relations effort in conjunction with each new restaurant opening. Approximately 60 days before a scheduled restaurant opening, our local public relations firm collaborates with the local media to publicize our restaurant and generate awareness of our brand. This effort is usually supplemented by radio, print advertisements, direct mail campaigns, and other marketing efforts. In addition, we use our website, www.konagrill.com, to help increase our brand awareness as well as gift card sales.

Competition

The restaurant industry is highly competitive. Key competitive factors in the industry include the taste, quality, and price of the food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience.

We believe we compete favorably with respect to each of these factors, as follows:

•	We offer a diverse selection of freshly prepared American dishes with a flavorful twist as well as a variety of distinctive appetizers and entrees with an international influence, including an extensive selection of sushi items;

•	We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of restaurant personnel and adherence to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants;

•	Our innovative menu with attractive price points, personalized service, and contemporary restaurant design with multiple environments blend together to create our upscale casual dining experience and enables us to attract a broad guest demographic.

Although we believe we compete favorably with respect to each of these factors, there are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenue, and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor, and energy; purchasing power; governmental regulations; and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concepts over time to protect their longer-term competitiveness. Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for upscale, high volume restaurants.

Trademarks

We have registered the service mark “Kona Grill” with the United States Patent and Trademark Office. We believe that our trademarks and other proprietary rights, such as our unique menu offerings and proprietary sauce recipes, have significant value and are important to the marketing of our restaurant concept. We have in the past and expect to continue to protect vigorously our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly. In addition, other local restaurant companies with names similar to those we use may try to prevent us from using our marks in those locales.

Government Regulation

Each of our restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, zoning, and fire and to periodic review by the state and municipal authorities for areas in which the restaurants are located. In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for developing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of restaurants.

We also are subject to regulation under the Fair Labor Standards Act, which governs such matters as working conditions and minimum wages. An increase in the minimum wage rate or the cost of workers’ compensation insurance, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company.

In addition, we are subject to the Americans with Disabilities Act of 1990, or ADA. The ADA may require us to make certain installations in new restaurants or renovations to existing restaurants to meet federally and state mandated requirements. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

Employees

As of March 10, 2006, we employed 1,108 persons of whom approximately 24 were corporate management and staff personnel, 74 were restaurant managers or trainees, and 1,010 were employees in nonmanagement restaurant positions. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be good.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Marcus E. Jundt	40	Chairman of the Board, Interim President, and Chief Executive Officer
Jason J. Merritt	41	Executive Vice President and Chief Operating Officer
Mark S. Robinow.	49	Executive Vice President, Chief Financial Officer, and Secretary

Marcus E. Jundt has served as our interim President and Chief Executive Officer since January 2006, as Chairman of the Board since March 2004, and as a director of our company since September 2000. Mr. Jundt is Vice Chairman and Portfolio Manager of the investment advisory firm of Jundt Associates, Inc. and has served in this capacity since 1992. From November 1988 to March 1992, Mr. Jundt served as a research analyst for Victoria Investors covering the technology, health care, financial services, and consumer industries. From July 1987 until October 1988, Mr. Jundt served in various capacities on the floor of the Chicago Mercantile Exchange with Cargill Investor Services. Mr. Jundt also serves as a director of Minnetonka Capital Investment, a private company.

Jason J. Merritt has served as our Executive Vice President and Chief Operating Officer since October 2003 and as our Vice President and Director of Operations since June 1997. Prior to joining our company in 1996, Mr. Merritt had been involved in the development of and held executive or management positions in various restaurant concepts including Sushi On, Inc., Juice Island, Inc., Golden Corral, Inc., and Two Pesos, Inc.

Mark S. Robinow has served as our Executive Vice President, Chief Financial Officer, and Secretary since October 2004. Prior to joining our company, Mr. Robinow served as the Chief Financial Officer of Integrated Decisions and Systems, Inc. (IDeaS) from July 2000 until October 2004. Mr. Robinow served as the Senior Vice President and Chief Financial Officer of Rainforest Cafe, Inc. from November 1995 until January 2000. Mr. Robinow served as the Chief Financial Officer of Edina Realty, Inc. from 1993 until 1995, and as Chief Financial Officer, Secretary, and Treasurer of Ringer Corporation from 1986 until 1993. Mr. Robinow also served as a senior auditor with Deloitte & Touche from 1980 until 1983.

Item 1A.  Risk Factors

We have a limited operating history and a limited number of restaurants upon which to evaluate our company, and you should not rely on our history as an indication of our future results.

We currently operate nine restaurants, four of which have operated for less than 18 months. Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:

•	our ability to execute effectively our business strategy;

•	our ability to successfully select and secure sites for our Kona Grill concept;

•	the operating performance of new and existing restaurants;

•	competition in our markets;

•	consumer trends; and

•	changes in political or economic conditions.

Our average unit volume and same store sales may not increase at rates achieved over recent periods. Four of our newest restaurants opened with average unit volumes significantly below the average unit volume of our initial four restaurants open 18 full months or longer. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.

We have a history of losses, we expect to experience continuing losses for at least the next year, and we may never achieve profitability.

We incurred net losses in each of 2001, 2002, 2003, and 2005. We believe that we will continue to incur net losses for at least the next year, and possibly longer. In addition, we expect that our expenses for the foreseeable future will increase in order to continue the construction and development of additional restaurants and to meet the requirements of being a public company. We may find that these efforts are more expensive than we currently anticipate or that our expansion efforts do not result in proportionate increases in our sales, which would further increase our losses. We cannot predict whether we will be able to achieve profitability in the future.

Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the expenses required to open new restaurants.

We currently operate nine restaurants, four of which opened within the last 18 months, and we expect to open five restaurants in 2006. The capital resources required to develop each new restaurant are significant. We estimate that the cost of opening a new Kona Grill restaurant currently ranges from $3.0 million to $3.5 million, exclusive of landlord tenant improvement allowances and preopening expenses and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the average unit volumes of our new restaurants may cause our results of operations to fluctuate significantly, and poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect our company, making the investment risks related to any one location much larger than those associated with most other restaurants.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We expect to open five restaurants in 2006 which will be the most single-year restaurant openings we have had in our history. This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls, and information systems. These increased demands may adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be adversely affected.

If we do not successfully expand our restaurant operations, our growth and results of operations could be harmed significantly.

A critical factor in our future success is our ability to expand successfully our restaurant operations. We currently plan to open five restaurants during 2006, and we continue to actively seek additional locations to open new restaurants. If we do not successfully open and operate new restaurants, our growth and results of operations could be harmed significantly. Our ability to open new restaurants in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:

•	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;

•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

•	construction and development costs;

•	labor shortages or disputes experienced by our landlords or outside contractors;

•	unforeseen engineering or environmental problems with the leased premises;

•	weather conditions or natural disasters; and

•	general economic conditions.

Each of these factors could delay or prevent us from successfully opening and operating new restaurants, which would adversely affect our growth and results of operations.

Unexpected expenses and low market acceptance of our restaurant concept could adversely affect the profitability of restaurants that we open in new markets.

As part of our expansion strategy, we plan to open restaurants in markets in which we have no prior operating experience and in which our brand may not be well known. For example, we expect to open new restaurants in Dallas, Texas; Lincolnshire, Illinois; Oakbrook, Illinois; and Naples, Florida, all markets in which we have no existing restaurants. These new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than restaurants in our existing markets. As a result, we may incur costs related to the opening, operation, and promotion of these new restaurants that are greater than those incurred in existing markets. Due to these factors, sales at restaurants opening in new markets may take longer to achieve average unit volumes compared with our existing restaurants, if at all, which would adversely affect the profitability of those new restaurants. Currently, our restaurant in Sugarland, Texas is experiencing lower than expected volumes due to impaired visibility and access as a result of construction of the nearby mall expansion. This restaurant may not reach anticipated volumes once the construction is completed.

Our expansion in existing markets may cause sales in some of our existing restaurants to decline.

Our growth strategy includes opening new restaurants in our existing markets. We may be unable to attract enough guests to our new restaurants for them to operate profitably. In addition, guests to our new restaurants may be former guests of one of our existing restaurants in that market, which may reduce guest visits and sales at those existing restaurants, adversely affecting our results of operations.

If our distributors or suppliers do not provide food and beverages to us in a timely fashion, we may experience short-term supply shortages and increased food and beverage costs.

We currently depend on U.S. Foodservice, a national food distribution service company, to provide food and beverage products to all of our restaurants. We do not have a long-term contractual arrangement with U.S. Foodservice. If U.S. Foodservice or other distributors or suppliers cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants.

Our failure to protect our trademarks, service marks, or trade secrets could negatively affect our competitive position and the value of the Kona Grill brand.

Our business prospects depend in part on our ability to develop favorable consumer recognition of the Kona Grill name. Although Kona Grill is a federally registered trademark, our trademarks and service marks could be imitated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our name or not operate in a certain geographic region if our name is confusingly similar to their name. In addition, we rely on trade secrets, proprietary know-how, concepts, and recipes. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages. We do not maintain confidentiality and non-competition agreements with all of our executives, key personnel, or suppliers. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how, or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

We may require additional capital in the future as a result of changes in our restaurant operations or growth plans, and our inability to raise such capital could harm our operations and restrict our growth.

Changes in our restaurant operations, acceleration of our restaurant expansion plans, lower than anticipated restaurant sales, increased food or labor costs, increased property expenses, or other events, including those described in this report, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing may involve significant cash payment obligations, covenants, and financial ratios that restrict our ability to operate and grow our business.

We are conducting a search for a President and Chief Executive Officer. The successful management of our restaurant operations and growth may suffer because our senior management team has a limited history of working together.

Our success depends, in large part, upon the services of our senior management team. We are currently conducting a search for a President and Chief Executive Officer and we have not set a timetable for completion of the search. We cannot assure you that we will be able to attract a qualified person nor can we assure you the individual we hire will fully integrate into our business or that such individual will work effectively together with our current senior management to manage our growth. Our failure to assimilate this new executive, the failure of our executives to perform effectively, or the loss of any of these executives, could adversely affect our business, financial condition, and results of operations. We do not carry key person life insurance on any of our executive officers.

Risks Related To The Restaurant Industry

Negative publicity surrounding our restaurants or the consumption of beef, seafood, poultry, or produce generally, or shifts in consumer tastes, could negatively impact the popularity of our restaurants, our sales, and our results of operations.

The popularity of our restaurants in general, and our menu offerings in particular, are key factors to the success of our operations. Negative publicity resulting from poor food quality, illness, injury, or other health concerns, whether related to one of our restaurants or to the beef, seafood, poultry, or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A, and outbreaks of “mad cow,” “foot-and-mouth,” or “bird flu” disease), or operating problems related to one or more of our restaurants, could make our brand and menu offerings less appealing to consumers. In addition, other shifts in consumer preferences away from the kinds of food we offer, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect our sales and results of operations. If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be harmed and we will not achieve profitability.

Increases in the prices of, or reductions in the availability of, seafood, poultry, beef, or produce could reduce our operating margins and adversely affect our operating results.

Our profitability depends significantly on our ability to anticipate and react to changes in seafood, poultry, beef, or produce costs. The supply and price of these items is more volatile than other types of food. The type, variety, quality, and price of seafood, poultry, beef, and produce is subject to factors beyond our control, including weather, transportation costs, governmental regulation, availability, and seasonality, each of which may affect our food costs or cause a disruption in our supply. We currently do not purchase seafood, poultry, beef, or produce pursuant to long-term contracts or use financial management strategies to reduce our exposure to price fluctuations. Changes in the price or availability of certain types of seafood, poultry, beef, or produce could affect our ability to offer a broad menu and price offering to our guests and could reduce our operating margins and adversely affect our results of operations.

A decline in visitors to any of the retail centers, shopping malls, or entertainment centers where our restaurants are located could negatively affect our restaurant sales.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. If visitor rates to these centers decline due to economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending, increasing petroleum prices, or otherwise, our unit volumes could decline and adversely affect our results of operations.

Regulations affecting the operation of our restaurants could increase our operating costs and restrict our growth.

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing, and inventory control. In certain states, including states where we have existing restaurants or where we plan to open restaurants in the near term, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing approximately 34% of our sales during 2005. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our existing restaurants and our growth strategy.

In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to reconfigure our restaurants to provide service to, or make reasonable accommodations for, disabled persons.

Litigation concerning our food quality, our employment practices, liquor liability, and other issues could result in significant expenses to us and could divert resources from our operations.

Like other restaurants, we may receive complaints or litigation from, and potential liability to, our guests involving food-borne illness or injury or other operational issues. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. In addition, we are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our financial condition and results of operations.

Labor shortages or increases in labor costs could slow our growth or adversely affect our results of operations.

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified restaurant employees, including restaurant general managers and kitchen managers, necessary to continue our operations and keep pace with our growth. This ability is especially critical to our company because of our relatively small number of existing restaurants and our current development plans. If we are unable to identity, and attract a sufficient number of qualified employees, we will be unable to open and operate the new locations called for by our development plans.

Competition for qualified restaurant employees in our current or prospective markets could require us to pay higher wages and benefits, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, paid leaves of absence, or health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs and reduce our operating margins.

If general economic and political conditions worsen, consumer spending may decline, which would adversely affect our sales and results of operations.

The restaurant industry is vulnerable to changes in economic and political conditions. In particular, future terrorist attacks and military and governmental responses and the prospect of future wars may exacerbate negative changes to economic conditions. When economic or political conditions worsen, our guests may reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby adversely affecting our sales and results of operations. Additionally, a decrease in discretionary spending could adversely affect our ability to price our menu items at favorable levels, adversely affecting our sales and results of operations.

Risks Related To Ownership Of Our Common Stock

The market price for our common stock may be volatile.

There has been no public market for our common stock prior to our initial public offering in August 2005, and an active and liquid public market for our common stock may not develop or be sustained. This risk is particularly applicable to our common stock because of the thinly traded public market for our common stock Many factors could cause the market price of our common stock to rise and fall, including but not limited to the following:

•	our or our competitors’ growth rates in the casual dining segment of the restaurant industry;

•	our or our competitors’ introduction of new restaurant locations, menu items, concepts, or pricing policies;

•	recruitment or departure of key restaurant operations or management personnel;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that may choose to follow our stock;

•	announcements of investigations or regulatory scrutiny of our restaurant operations or lawsuits filed against us; and

•	changes in our accounting principles or accounting estimates.

Due to the potential volatility of our stock price, we also may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business as well as depress the price of our common stock.

Our current principal stockholders own a large percentage of our voting stock, which allows them to control substantially all matters requiring stockholder approval.

Investors affiliated with our Chairman, Interim President, and Chief Executive Officer, Marcus Jundt, together beneficially own approximately 31.8% of our outstanding common stock. In addition, three of our directors (including Mr. Jundt) are affiliated with Mr. Jundt and Jundt Associates. As a result, Mr. Jundt has significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The large number of shares eligible for public sale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2005, we had outstanding 5,706,420 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have filed registration statements to register approximately 1,225,000 shares reserved for future issuance under our stock option plans and employee stock purchase plan.

We have incurred increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.

As a public company, we have incurred significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we are beginning to incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. We have not been subject to these requirements in the past. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a statement that our independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent auditors’, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent auditors will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing stockholders.

Our certificate of incorporation, our bylaws, and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. These include provisions limiting the stockholders’ powers to remove directors or take action by written consent instead of at a stockholders’ meeting. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

Since we do not expect to pay any dividends for the foreseeable future, holders of our common stock may be forced to sell their stock in order to obtain a return on their investment.

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to retain any earnings to finance our restaurant operations and growth plans. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Each of our restaurants is located in a leased facility. As of December 31, 2005, our restaurant leases had expiration dates ranging from 2008 to 2019, typically with options to renew for at least a five-year period. Our leases provide for a minimum annual rent and require additional percentage rent based on unit volume in excess of minimum levels at the particular location. The leases require us to pay the costs of insurance, taxes, utilities, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire. See Item 1, “Business — Restaurant Locations.”

Our executive offices are located in Scottsdale, Arizona.

Item 3.	Legal Proceedings

We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on the NASDAQ National Market under the symbol KONA since our initial public offering on August 16, 2005 at $11.00 per share. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the NASDAQ National Market .

	High	Low

2005
Third quarter	$13.89	$11.00
Fourth quarter	$11.41	$7.25
2006
First quarter (through March 10, 2006)	$10.50	$8.25

On March 10, 2006, the closing sale price of our common stock was $9.09 per share. On March 10, 2006, there were approximately 60 record holders of our common stock.

Use of Proceeds

On August 19, 2005, we completed the initial public offering of our common stock that was effected through a Registration Statement on Form S-1 (Reg. No. 333-125506) declared effective by the Securities and Exchange Commission on August 15, 2005. We intend to use the net proceeds of the offering for new restaurant development and for working capital and general corporate purposes. Pending these uses, since the time of receipt of the net proceeds, we have invested the net proceeds of this offering in short-term money market and auction rate municipal securities that are highly liquid in nature. We cannot predict whether the proceeds will be invested to yield a favorable return.

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

Dividend Policy

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, but instead we currently plan to retain any earnings to finance the growth of our business. Payments of any cash dividends in the future, however, is within the discretion of our Board of Directors and will depend on our financial condition, results of operations, and capital and legal requirements as well as other factors deemed relevant by our Board of Directors.

Item 6.	Selected Financial Data

The following selected consolidated financial data has been derived from audited and unaudited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2005	2004	2003	2002	2001
					(Unaudited)

Consolidated Statement of Operations Data (in thousands, except per share data):
Restaurant sales	$36,828	$25,050	$16,608	$9,453	$5,890
Costs and expenses:
Cost of sales	10,550	7,371	4,952	2,852	1,819
Labor	11,123	7,502	5,105	3,097	1,950
Occupancy	2,466	1,748	1,212	691	455
Restaurant operating expenses	4,698	3,372	2,304	1,383	746
General and administrative	4,783	2,217	2,058	1,639	696
Preopening expense	634	880	241	438	172
Depreciation and amortization	2,333	1,269	823	503	324

Total costs and expenses	36,587	24,359	16,695	10,603	6,162

Income (loss) from operations	241	691	(87)	(1,150)	(272)
Nonoperating expenses:
Interest expense, net	541	360	260	103	11

(Loss) income from continuing operations before provision for income taxes	(300)	33l	(347)	(1,253)	(283)
Provision for income taxes	83	55	—	—	—

(Loss) income from continuing operations	(383)	276	(347)	(1,253)	(283)
(Loss) income from discontinued operations(1)	—	—	(319)	394	7

Net (loss) income	$(383)	$276	$(666)	$(859)	$(276)

(1)	Represents results of operations and gain (loss) on sale of restaurant concepts other than Kona Grill.

	Year Ended December 31,
	2005	2004	2003	2002	2001
					(Unaudited)

Net (loss) income per share — Basic:
Continuing operations	$(0.13)	$0.19	$(0.24)	$(0.90)	$(0.19)
Discontinued operations	—	—	(0.22)	0.28	—

Net (loss) income	$(0.13)	$0.19	$(0.46)	$(0.62)	$(0.19)

Net (loss) income per share — Diluted:
Continuing operations	$(0.13)	$0.17	$(0.24)	$(0.90)	$(0.19)
Discontinued operations	—	—	(0.22)	0.28	—

Net (loss) income	$(0.13)	$0.17	$(0.46)	$(0.62)	$(0.19)

Weighted average shares used in computation:
Basic	3,044	1,460	1,437	1,391	1,513

Diluted	3,044	2,815	1,437	1,391	1,513

	December 31,
	2005	2004	2003	2002	2001
					(Unaudited)
	(In thousands)

Balance Sheet Data
Cash and cash equivalents	$4,466	$3,098	$3,107	$178	$562
Investments	24,200	—	—	—	—
Working capital (deficit)	24,672	(261)	(218)	(2,539)	(96)
Total assets	52,418	22,413	12,697	6,816	4,885
Long-term notes payable, including current maturities	4,042	6,236	2,652	2,372	819
Total stockholders’ equity	37,311	6,131	5,425	686	2,226

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.

Overview

We currently own and operate nine restaurants located in seven states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes with a flavorful twist as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals. We believe that our offerings and generous portions, combined with an average check during the six months ended December 31, 2005 of $14.18 per guest, excluding alcoholic beverages, offers our guests an attractive price-value proposition.

We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. To date, we have funded our restaurant development, working capital, and general corporate needs with cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. We opened three of our nine restaurants during the second half of 2004 and opened restaurants in Sugarland (Houston), Texas and San Antonio, Texas during August and September 2005, respectively. We plan to open five restaurants during 2006, which will significantly expand our presence in new markets. Our goal is for our new restaurants to generate average annual unit volumes of $4.5 million within 24 months of opening. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.

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

Average Unit Volume.  Average unit volume represents the average annual restaurant sales for all of our restaurants open for at least 12 months.

Restaurant Operating Profit.  Restaurant operating profit is defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, and preopening expenses. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. We use restaurant operating profit as a key metric to evaluate our restaurants’ financial performance compared with our competitors.

Key Financial Definitions

Restaurant Sales.  Restaurant sales includes gross food and beverage sales, net of promotions and discounts.

Restaurant Cost of Sales.  Restaurant cost of sales consists of food and beverage costs.

Restaurant Labor.  Restaurant labor includes all direct and indirect labor costs incurred in operations.

Restaurant Occupancy.  Restaurant occupancy includes all rent payments associated with the leasing of real estate, including base, percentage and straight-line rent, property taxes, and common area maintenance expense. We record tenant improvement allowances as a reduction of occupancy expense over the initial term of the lease.

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

Preopening Expense.  Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including practice and rehearsal of service activities. We expense restaurant preopening expenses as incurred, and we expect preopening expenses to be similar for each new restaurant opening, which typically commences five months prior to a restaurant opening.

Depreciation and Amortization.  Depreciation and amortization expense consists of the depreciation of property and equipment. We currently have no intangible assets or goodwill recorded on our consolidated balance sheet.

Interest Expense, Net.  Interest expense, net includes the cost of our debt obligations and notes payable, including the amortization of debt discounts, net of interest income.

Sales Per Square Foot.  Sales per square foot represents the restaurant sales for our restaurants open for at least 12 months, divided by the total square feet for such restaurants.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2005, 2004, and 2003.

	Year Ended December 31,
	2005	2004	2003

Restaurant sales growth	47.0%	50.8%	75.7%
Same store sales growth(1)	4.2%	7.3%	7.1%
Average unit volume (in thousands)(2)	$4,923	$5,479	$4,966
Sales per square foot(2)	$704	$777	$716
Restaurant operating profit (in thousands)(3)	$7,991	$5,057	$3,035
Restaurant operating profit as a percentage of sales(3)	21.7%	20.2%	18.3%

(1)	Same store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants open for at least 12 months.

(3)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as an alternative to income from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth the Company’s calculation of restaurant operating profit and a reconciliation to income from operations, the most comparable GAAP measure.

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Restaurant sales	$36,828	$25,050	$16,608
Costs and expenses:
Cost of sales	10,550	7,371	4,952
Labor	11,123	7,502	5,105
Occupancy	2,466	1,748	1,212
Restaurant operating expenses	4,698	3,372	2,304

Restaurant operating profit	7,991	5,057	3,035

Deduct — other costs and expenses
General and administrative	4,783	2,217	2,058
Preopening expense	634	880	241
Depreciation and amortization	2,333	1,269	823

Income (loss) from operations	$241	$691	$(87)

	Percentage of
	Restaurant Sales
	Year Ended December 31,
	2005	2004	2003

Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.6	29.4	29.8
Labor	30.2	29.9	30.7
Occupancy	6.7	7.0	7.3
Restaurant operating expenses	12.8	13.5	13.9

Restaurant operating profit	21.7	20.2	18.3

Deduct — other costs and expenses
General and administrative	13.0	8.8	12.4
Preopening expense	1.7	3.5	1.4
Depreciation and amortization	6.3	5.1	5.0

Income (loss) from operations	0.7%	2.8%	(0.5)%

	Year Ended December 31,
	2006(1)	2005	2004	2003

Store Growth Activity
Beginning Restaurants	9	7	4	3
Openings	5	2	3	1
Closings	—	—	—	—

Total	14	9	7	4

(1)	Amounts represent estimates. We plan to open five restaurants during 2006.

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

Property and Equipment

We record all property and equipment at cost less accumulated depreciation and we select useful lives that reflect the actual economic lives of the underlying assets. We calculate depreciation using the straight-line method for financial statement purposes. We capitalize improvements and expense repairs and maintenance costs as incurred. We are often required to exercise judgment in our decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. Our judgments may produce materially different amounts of repair and maintenance or depreciation expense if different assumptions were used.

We periodically perform asset impairment analysis of property and equipment related to our restaurant locations. Although we have not made subjective or complex judgments with respect to these analyses to date, we expect that the operation of a multi-unit restaurant company will involve such determinations as we grow. Accordingly, we expect to perform these tests when we experience a “triggering” event such as a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that do not meet expectations are identified and monitored closely throughout the year. Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year. If we deem that a location’s results will continue to be below expectations, we will analyze alternatives for its continued operation. At that time, we will perform an asset impairment test. If we determine that the asset’s carrying value exceeds the future undiscounted cash flows, we will record an impairment charge to reduce the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on our assumptions. Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment charges. Any carryover basis of assets will be depreciated over the respective remaining useful lives.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforward and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed more likely than not to be realized in the near term. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on our estimates of future taxable income by each jurisdiction in which we operate, tax planning strategies, and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we may be unable to implement certain tax planning strategies or adjust these estimates in future periods. As we update our estimates, we may need to establish an additional valuation allowance which could have a material negative impact on our results of operations or financial position, or we could reduce our valuation allowances which would have a favorable impact on our results of operations or financial position.

Accounting for Stock Options

We use the method of accounting for employee stock options allowed under Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure provisions of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, which require pro forma disclosure of the impact of using the fair value at date of grant method of recording stock-based employee compensation. During December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123-revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123, and supersedes APB No. 25. SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are continuing to evaluate the requirements of SFAS 123R and currently expect that the adoption of SFAS 123R, using the modified prospective method, will result in an increase in compensation expense in 2006 of approximately $400,000 to $500,000, based on our current share-based payment compensation plans.

Acceleration of Vesting of Outstanding Options

In March 2005, we accelerated the vesting of all outstanding unvested employee stock options. At the date of our acceleration of vesting of outstanding options, the fair value of the options accelerated exceeded the cumulative exercise price by $424,000 which represents the maximum potential compensation expense related to the option grant modification. We estimated and recorded in March 2005 $151,000 of this amount as compensation expense and recorded an additional expense of $47,000 in December 2005 based on our best estimate of the number of option holders who will ultimately receive a benefit from this acceleration that they would not have otherwise received. Our estimate is based on historical employee turnover rates and taking into consideration future expectations for each employee class. To the extent actual employee turnover rates differ from this estimate, we could record additional expense if there is more benefit received by these option holders or we could reverse a portion of the compensation expense if there is less benefit received by these option holders.

As of December 31, 2005, we had outstanding stock options to purchase an aggregate of 475,879 shares of common stock. All of these options were vested at December 31, 2005.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Year Ended December 31,
	2005	2004	2003

Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.6	29.4	29.8
Labor	30.2	29.9	30.7
Occupancy	6.7	7.0	7.3
Restaurant operating expenses	12.8	13.5	13.9
General and administrative	13.0	8.8	12.4
Preopening expense	1.7	3.5	1.4
Depreciation and amortization	6.3	5.1	5.0

Total costs and expenses	99.3	97.2	100.5

Income (loss) from operations	0.7	2.8	(0.5)
Nonoperating expenses:
Interest expense, net	1.5	1.5	1.6

(Loss) income from continuing operations before provision for income taxes	(0.8)	1.3	(2.1)
Provision for income taxes	0.2	0.2	—

(Loss) income from continuing operations	(1.0)	1.1	(2.1)
Loss from discontinued operations	—	—	(1.9)

Net (loss) income	(1.0)%	1.1%	(4.0)%

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

Restaurant Sales.  Restaurant sales increased by $11.8 million, or 47.0%, to $36.8 million during 2005 from $25.1 million during 2004 primarily as a result of an $8.6 million increase associated with the opening of three restaurants during the second half of 2004, a $2.4 million increase related to two restaurants opened during the third quarter of 2005, and a $0.8 million increase related to a 4.2% increase in same store sales.

Cost of Sales.  Cost of sales as a percentage of restaurant sales decreased to 28.6% during 2005 from 29.4% during 2004. The reduction in cost of sales as a percentage of restaurant sales was primarily the result of continued focus on efficient operations and realization of economies of scale in the purchasing of food and beverage products as well as more favorable seafood and produce pricing.

Labor.  Labor expenses as a percentage of restaurant sales increased to 30.2% during 2005 from 29.9% during 2004. This increase was primarily due to higher compensation costs for restaurant managers and the impact of our Sugarland restaurant which had lower initial sales and high labor costs.

Occupancy.  Occupancy expenses as a percentage of restaurant sales decreased 0.3% to 6.7% during 2005 from 7.0% during 2004. The slight decrease as a percentage of restaurant sales was primarily due to more favorable lease terms for recently opened restaurants and increased same store sales which leveraged the fixed portion of occupancy expenses.

Restaurant Operating Expenses.  Restaurant operating expenses as a percentage of restaurant sales decreased 0.7% to 12.8% during 2005 from 13.5% during 2004, primarily as a result of lower expenditures for advertising and marketing initiatives, partially offset by higher costs for utilities.

General and Administrative.  General and administrative expenses increased by $2.6 million to $4.8 million during 2005 from $2.2 million during 2004. The $2.6 million increase was primarily attributable to approximately $1.2 million as a result of the addition of executive management and corporate personnel, $0.2 million non-cash compensation expense associated with the accelerated vesting of employee stock options, and approximately $1.2 million as a result of the addition of infrastructure to support our growth strategy and preparation to meet the reporting and compliance requirements of a public company. General and administrative expenses as a percentage of restaurant sales were 13.0% during 2005 compared to 8.8% during 2004.

Preopening Expense.  Preopening expense decreased $0.3 million to $0.6 million during 2005 from $0.9 million during 2004. The decrease is primarily a result of opening two restaurants during 2005 compared to opening three restaurants during 2004.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.0 million to $2.3 million during 2005 from $1.3 million during 2004. The increase was primarily the result of the additional depreciation and amortization on three restaurants opened during the second half of 2004 and the two restaurants opened during the second half of 2005. Depreciation and amortization expense as a percentage of restaurant sales increased 1.2% to 6.3% during 2005 from 5.1% during 2004. The percentage increase was primarily the result of higher average capital expenditures and lower restaurant sales for our recently opened restaurants.

Interest Expense, Net.  Interest expense, net of interest income increased to $0.5 million during 2005 from $0.4 million during 2004. The $0.1 million increase was primarily the result of a $0.3 million non-cash charge to interest expense from the conversion of our convertible subordinated promissory note and additional new restaurant equipment loans, partially offset by $0.3 million of interest income earned from the investment of proceeds from our initial public offering completed in August 2005.

Provision for Income Taxes.  During 2005, we recorded an expense of $67,000 related to state income taxes payable and a $16,000 federal income tax liability related to federal alternative minimum taxes. We utilized federal net operating loss carryforwards available to offset our federal income tax obligation. During 2004, we utilized federal net operating loss carryforwards available to offset our federal income tax obligation and we recorded an expense of $55,000 related to state income taxes payable. Tax expense results from state income taxes due to multi-state operations in states where no state net operating loss carryforwards exist. As of December 31, 2005, we had federal net operating loss carryforwards of $705,000 available to offset future taxable income, subject to certain limitations.

Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

Restaurant Sales.  Restaurant sales increased by $8.5 million, or 50.8%, to $25.1 million during 2004 from $16.6 million during 2003 primarily as a result of a $3.1 million increase associated with the opening of three new restaurants during the second half of 2004, a $4.3 million increase associated with one restaurant opened during 2003 that was not included in our same store sales base, as well as $1.1 million related to a 7.3% increase in same store sales.

Cost of Sales.  Cost of sales as a percentage of restaurant sales decreased slightly to 29.4% during 2004 from 29.8% during 2003. This reduction in cost of sales as a percentage of restaurant sales was primarily the result of realization of economies of scale in the purchasing of food and beverage products.

Labor.  Labor expenses as a percentage of restaurant sales decreased to 29.9% during 2004 from 30.7% during 2003. This decrease was primarily the result of increased labor efficiencies driven by more experienced and well-trained restaurant personnel in our existing units, partially offset by increased labor costs at our recently opened restaurants.

Occupancy.  Occupancy expenses as a percentage of restaurant sales decreased 0.3% to 7.0% during 2004 from 7.3% during 2003, primarily as a result of more favorable lease terms for new restaurants and increased sales in existing restaurants in 2004 that leveraged the fixed portion of occupancy expenses.

Restaurant Operating Expenses.  Restaurant operating expenses as a percentage of restaurant sales decreased 0.4% to 13.5% during 2004 from 13.9% during 2003, primarily as a result of increased sales, which leveraged the fixed portion of restaurant operating expenses in existing restaurants in 2004.

General and Administrative.  General and administrative expenses increased by $0.1 million to $2.2 million during 2004 from $2.1 million during 2003. General and administrative expenses as a percentage of restaurant sales decreased to 8.8% during 2004 from 12.4% during 2003. This decrease was primarily the result of a compensation charge recorded in 2003 related to a former senior officer.

Preopening Expense.  Preopening expense increased by $0.7 million to $0.9 million during 2004 from $0.2 million during 2003. The increase was as a result of opening three new restaurants for $0.8 million and a settlement of a trademark infringement claim of $0.1 million during 2004 compared with opening one restaurant during 2003.

Depreciation and Amortization.  Depreciation and amortization increased $0.5 million to $1.3 million during 2004 from $0.8 million during 2003. The increase was primarily the result of the additional depreciation on more restaurants in operation during 2004. Depreciation and amortization expense as a percentage of restaurant sales increased to 5.1% during 2004 from 5.0% during 2003.

Interest Expense, Net.  Interest expense, net of interest income, increased by $0.1 million to $0.4 million during 2004 from $0.3 million during 2003. The increase was primarily the result of the issuance of equipment financing and a convertible subordinated promissory note associated with the three new restaurants opened during the second half of 2004.

Provision for Income Taxes.  Our effective income tax rate for 2004 was 16.6% related to state income taxes payable. During 2003, we incurred a pre-tax loss. We had no effective tax rate because we did not generate net income, and did not recognize an income tax benefit, as a valuation allowance was recorded to offset the full benefit. During 2004, our net operating loss carryforwards offset our income for federal income tax purposes. As of December 31, 2004, we had federal net operating loss carryforwards of $1.8 million available to offset future taxable income, subject to certain limitations.

Loss From Discontinued Operations.  During 2004, we did not record a loss from discontinued operations. During 2003, we recorded a loss from discontinued operations of $0.3 million primarily associated with a loss on the sale of a restaurant concept that was not related to Kona Grill.

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

Quarterly Results of Operations

The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2005. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2005				2004
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Consolidated Statement of Operations Data (in thousands, except per share data):
Restaurant sales	$8,011	$8,919	$9,455	$10,443	$5,272	$5,590	$6,566	$7,622
Costs and expenses:
Cost of sales	2,335	2,554	2,699	2,962	1,541	1,646	1,949	2,235
Labor	2,509	2,558	2,873	3,183	1,549	1,636	2,009	2,308
Occupancy	582	591	600	693	381	393	464	510
Restaurant operating expenses	975	1,032	1,195	1,496	706	704	873	1,089
General and administrative	1,214	1,177	1,019	1,373	366	384	530	937
Preopening expense	7	100	462	65	—	127	79	674
Depreciation and amortization	511	538	602	682	268	268	332	401

Total costs and expenses	8,133	8,550	9,450	10,454	4,811	5,158	6,236	8,154

(Loss) income from operations	(122)	369	5	(11)	461	432	330	(532)
Nonoperating expenses:
Interest expense, net	182	176	305	(122)	47	47	119	147

(Loss) income before provision for income taxes	(304)	193	(300)	111	414	385	211	(679)
Provision for income taxes	—	18	6	59	—	20	20	15

Net (loss) income	$(304)	$175	$(306)	$52	$414	$365	$191	$(694)

Net (loss) income per share —
Basic	$(0.2l )	$0.12	$(0.09)	$0.01	$0.28	$0.25	$0.13	$(0.48)

Diluted	$(0.21)	$0.10	$(0.09)	$0.01	$0.18	$0.16	$0.10	$(0.48)

Weighted average shares used in computation:
Basic	1,463	1,463	3,570	5,680	1,460	1,460	1,460	1,460

Diluted	1,463	2,975	3,570	5,899	2,295	2,294	2,794	1,460

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant development, working capital, and general corporate needs. Prior to our initial public offering, our main sources of liquidity and capital were cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under six separate equipment term loans. We believe the proceeds from our initial public offering in August 2005 and cash generated from operations will be sufficient to meet our capital requirements through 2006. Beyond 2006, additional financing may be needed to fund working capital and restaurant development. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, including those described in Item 1A, “Risk Factors” of this report may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

Equipment Loans

As of December 31, 2005, we had six equipment term loans with lenders; each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $4.0 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $88,000. The loans mature between October 2006 and June 2012. Five of the loans are guaranteed by our parent company and contain prepayment penalties as set forth in each agreement. Two of the loans are also guaranteed by our Chairman, and one of the loans is also guaranteed by a former director and officer of our company. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2005.

Cash Flows

The following table summarizes our primary sources of cash during the periods presented (in thousands).

	Year Ended December 31,
	2005	2004	2003

Net cash provided by (used in):
Operating activities	$5,288	$5,288	$545
Investing activities	(32,702)	(9,254)	(2,832)
Financing activities	28,782	3,957	5,216

Net increase (decrease) in cash and cash equivalents	$1,368	$(9)	$2,929

Our operations have not required significant working capital and, like many restaurant companies, historically we have been able to operate with negative working capital. Restaurant sales are primarily for cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage, and supplies, thereby reducing the need for incremental working capital to support growth.

Operating Activities.  During 2005, net cash provided by operating activities was $5.3 million and exceeded our net loss by $5.7 million primarily due to depreciation and amortization, amortization of deferred rent, collections of tenant improvement allowances, and non-cash compensation expenses, partially offset by payments of accounts payable. Net cash provided by operating activities in 2004 was $5.3 million consisting primarily of income from continuing operations, depreciation and amortization, increases in accounts payable and accrued expenses, and collections of $2.1 million tenant improvement allowances from the three restaurants opened during 2004, partially offset by increases in inventories. Net cash provided by operating activities during 2003 was $0.5 million consisting primarily of our loss from continuing operations, offset by depreciation and amortization, and an increase in accrued expenses, partially offset by decreases in accounts payable.

Investing activities.  Net cash used for investing activities was $32.7 million, $9.3 million, and $2.8 million during 2005, 2004, and 2003, respectively. Investing activities during all three periods consisted primarily of funding construction in progress and the purchase of property and equipment, all related to new restaurant openings. In 2005, we purchased, from the proceeds of our initial public offering, $24.2 million in short-term investments. During 2005, 2004 and 2003, net cash used for investing activities also includes expenditures to acquire liquor licenses. The expenditures during 2003 were offset by proceeds from the sale of a discontinued restaurant concept. We opened two new restaurants during 2005, three new restaurants during 2004, and one new restaurant during 2003.

Financing Activities.  Net cash provided by financing activities was $28.8 million during 2005 consisting primarily of $28.1 million net proceeds from our initial public offering and $1.1 million proceeds from equipment loans less related principal payments. Net cash provided by financing activities was approximately $4.0 million during 2004, which consisted primarily of the issuance of our convertible subordinated promissory note and proceeds from equipment loans, offset by payment of a promissory note and principal payments on equipment loans. Net financing activities during 2003 resulted from the sale of $4.0 million of our Series A preferred stock and new borrowings from equipment loans, offset by payments of promissory notes and principal payments on equipment loans.

Aggregate Contractual Obligations

The following table sets forth our contractual commitments as of December 31, 2005.

	Payments Due by Year
Contractual Obligations	2006	2007	2008	2009	2010	Thereafter	Total
	(In thousands)

Long-term notes payable, including current portion	$729	$613	$663	$717	$684	$636	$4,042
Operating leases	2,708	3,019	3,092	3,164	3,189	16,350	31,522

Total	$3,437	$3,632	$3,755	$3,881	$3,873	$16,986	$35,564

We have evaluated and determined that we do not have any purchase obligations as defined in the SEC Final Rule, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.

Off-Balance Sheet Arrangements

In September 2003, we sold the assets of Saki’s Pacific Rim Café. We continue to be financially responsible for the lease payments in the event the purchaser defaults on the lease. The lessor has obtained certain personal guarantees of the lease payments from the purchaser’s owners should they fail to perform under the lease. The total remaining lease payments due under the lease approximated $170,000 at December 31, 2005. The lease expires in January 2007.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during 2003, 2004, or 2005. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.

Impact of Recently Issued Standards

During December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. We are required to adopt SFAS 123R during the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are continuing to evaluate the requirements of SFAS 123R and currently expect that the adoption of SFAS 123R, using the modified prospective method, will result in an increase in compensation expense in 2006 of approximately $400,000 to $500,000, based on our current share-based payment compensation plans.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 12, 2005. The Company has assessed the impact of SFAS No. 154, and does not expect it to have an impact on its financial position, results of operations or cash flows.

During June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements, which states that leasehold improvements acquired in a business-combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The guidance in this consensus should be applied prospectively. For calendar-quarter companies, reasonably assured lease renewals should be considered in determining the amortization period of leasehold improvements acquired (either directly or in business combinations) in periods beginning after July l, 2005. The Company does not expect EITF No. 05-6 to have a material impact on its financial position, results of operations or cash flows.

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing U.S. generally accepted accounting principles, the Company currently capitalizes rental costs during construction and amortizes these costs over the term of the related agreement. The Company is required to adopt FASB Staff Position No. FAS 13-1 prospectively on January 1, 2006. The financial impact of the adoption of the staff position is expected to be approximately $500,000 in additional pre-opening expense during 2006 which may vary based on lease terms, store openings and length of construction period.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments

As of December 31, 2005, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosure About Fair Value of Financial Investments. We hold no investment securities that would require disclosure of market risk.

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

Item 8.	Financial Statements and Supplementary Data

Reference is made to the financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statement, notes, and report are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

We have evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibit and Financial Statement Schedules

(a) Financial Statements and Financial Statement Schedules

(1) Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2) No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant(2)
3.2	Amended and Restated Bylaws of the Registrant(2)
4.1	Form of Common Stock Certificate(3)
10.1(a)	Employment Letter Agreement, effective May 1, 2004, between the Company and C. Donald Dempsey(1)
10.1(b)	Amendment to Employment Letter Agreement, effective May 1, 2004, between the Company and C. Donald Dempsey(1)
10.2	Mutual Waiver and Release of Claims, effective December 1, 2004, between the Company and Chandler(1)
10.3	Employment Agreement, effective October 1, 2003, between the Company and Jason J. Merritt(1)
10.4	Employment Letter Agreement, effective October 15, 2004, between the Company and Mark S. Robinow(1)
10.5	Common Stock Purchase Warrant dated July 23, 2004 in favor of Richard J. Hauser(1)
10.6(a)	Loan Agreement, dated May 19, 2003, between GE Capital Franchise Finance Corporation and Kona Grill Kansas City, Inc.(1)
10.6(b)	Promissory Note, dated May 19, 2003, issued by Kona Grill Kansas City, Inc. in favor of GE Capital Franchise Finance Corporation(1)
10.7(a)	Loan Agreement, dated April 30, 2004, between GE Capital Franchise Finance Corporation and Kona Grill Las Vegas, Inc.(1)
10.7(b)	Promissory Note, dated April 30, 2004, issued by Kona Grill Las Vegas, Inc. in favor of GE Capital Franchise Finance Corporation(1)
10.8(a)	Form of Equipment Loan and Security Agreement (i) dated as of September 2, 2004, between Kona Grill Denver, Inc. and GE Capital Franchise Finance Corporation; (ii) dated as of December 31, 2004, between Kona Grill Omaha, Inc. and GE Capital Franchise Finance Corporation; and (iii) dated January 21, 2005 between Kona Grill Indiana, Inc. and GE Capital Franchise Finance Corporation(1)
10.8(b)	Form of Equipment Promissory Note, each in favor of GE Capital Franchise Finance Corporation (i) dated as of April 22, 2005, issued by Kona Grill Omaha, Inc.; and (ii) dated as of May 20, 2005, issued by Kona Grill Indiana, Inc.(1)
10.8(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation(1)
10.9	Lease Purchase, dated December 26, 2001, between the Company and Bank of America, N.A.(1)
10.10	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002)(1)

Exhibit
Number	Exhibit

10.11	Kona Grill, Inc. 2005 Stock Award Plan(2)
10.12	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005)(5)
10.13	Supply Agreement, dated May 13, 2002, between Kona Grill Inc. and U.S. Foodservice(2)
10.14	Separation Agreement, dated as of January 31, 2006, between the Company and C. Donald Dempsey(4)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.

/s/  Marcus E. Jundt
Marcus E. Jundt
Chairman of the Board, Interim President, and
Chief Executive Officer

Date: March 20, 2006

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ Marcus E. Jundt Marcus E. Jundt	Chairman of the Board, Interim President, and Chief Executive Officer	March 20, 2006

/s/ Mark S. Robinow Mark S. Robinow	Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)	March 20, 2006

/s/ Mark L. Bartholomay Mark L. Bartholomay	Director	March 20, 2006

/s/ Frank B. Bennett Frank B. Bennett	Director	March 20, 2006

/s/ Richard J. Hauser Richard J. Hauser	Director	March 20, 2006

/s/ Douglas G. Hipskind Douglas G. Hipskind	Director	March 20, 2006

/s/ W. Kirk Patterson W. Kirk Patterson	Director	March 20, 2006

/s/ Anthony L. Winczewski Anthony L. Winczewski	Director	March 20, 2006

KONA GRILL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Kona Grill, Inc.

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Phoenix, Arizona
February 24, 2006

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$4,466	$3,098
Investments	24,200	—
Receivables	97	1,344
Inventories	403	336
Prepaids and other	161	109

Total current assets	29,327	4,887
Other assets	387	344
Notes receivable	87	141
Property and equipment, net	22,617	17,041

Total assets	$52,418	$22,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,599	$2,786
Accrued expenses	2,327	1,767
Current portion of notes payable	729	595

Total current liabilities	4,655	5,148
Long-term notes payable:
Related party, net	—	2,657
Equipment notes	3,313	2,984
Deferred rent	7,139	5,493

Total liabilities	15,107	16,282
Commitments and contingencies
Stockholders’ equity:
Series A convertible preferred stock, $0.01 par value, aggregate liquidation preference of $10,000,000, no shares authorized, issued, or outstanding at December 31, 2005 and 4,166,666 shares authorized, issued and outstanding at December 31, 2004	—	42
Series B convertible preferred stock, $0.01 par value, no shares authorized, issued or outstanding at December 31, 2005 and 15,000,000 authorized, no shares issued or outstanding at December 31, 2004	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 5,706,420 and 1,463,199 shares issued and outstanding at December 31, 2005 and 2004, respectively	57	15
Additional paid-in capital	40,467	8,904
Accumulated deficit	(3,213)	(2,830)

Total stockholders’ equity	37,311	6,131

Total liabilities and stockholders’ equity	$52,418	$22,413

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share data)

Restaurant sales	$36,828	$25,050	$16,608
Costs and expenses:
Cost of sales	10,550	7,371	4,952
Labor	11,123	7,502	5,105
Occupancy	2,466	1,748	1,212
Restaurant operating expenses	4,698	3,372	2,304
General and administrative	4,783	2,217	2,058
Preopening expense	634	880	241
Depreciation and amortization	2,333	1,269	823

Total costs and expenses	36,587	24,359	16,695

Income (loss) from operations	241	691	(87)
Nonoperating expenses:
Interest expense, net of interest income of $300, $15 and $3 in 2005, 2004 and 2003, respectively	541	360	260

(Loss) income from continuing operations before provision for income taxes	(300)	331	(347)
Provision for income taxes	83	55	—

(Loss) income from continuing operations	(383)	276	(347)
Discontinued operations:
Loss from operations of discontinued locations	—	—	(57)
Loss from sale of restaurant assets	—	—	(262)

Loss from discontinued operations	—	—	(319)

Net (loss) income	$(383)	$276	$(666)

Net (loss) income per share — Basic:
Continuing operations	$(0.13)	$0.19	$(0.24)
Discontinued operations	—	—	(0.22)

Net (loss) income	$(0.13)	$0.19	$(0.46)

Net (loss) income per share — Diluted:
Continuing operations	$(0.13)	$0.17	$(0.24)
Discontinued operations	—	—	(0.22)

Net (loss) income	$(0.13)	$0.17	$(0.46)

Weighted average shares used in computation:
Basic	3,044	1,460	1,437

Diluted	3,044	2,815	1,437

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Series A
	Convertible				Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
			(In thousands)

Balances at December 31, 2002	—	$—	1,382	$14	$3,112	$(2,440)	$686
Common stock issued in connection with purchase of restaurant assets	—	—	70	1	419	—	420
Issuance of common stock as compensation	—	—	8	—	48	—	48
Issuance of Series A convertible preferred stock, net of $63 in issuance costs	3,334	34	—	—	3,903	—	3,937
Conversion of convertible promissory note to preferred stock	833	8	—	—	992	—	1,000
Net loss	—	—	—	—	—	(666)	(666)

Balances at December 31, 2003	4,167	42	1,460	15	8,474	(3,106)	5,425
Issuance of common stock from exercise of stock options and warrants	—	—	3	—	30	—	30
Beneficial conversion feature and detachable warrants on convertible subordinated promissory note	—	—	—	—	400	—	400
Net income	—	—	—	—	—	276	276

Balances at December 31, 2004	4,167	42	1,463	15	8,904	(2,830)	6,131
Conversion of convertible subordinated promissory note to common stock	—	—	500	5	2,995	—	3,000
Conversion of Series A convertible preferred stock to common stock	(4,167)	(42)	833	8	34	—	—

Issuance of common stock upon initial public offering, net of $3,562 of offering expenses	—	—	2,875	29	28,034	—	28,063
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	—	—	35	—	256	—	256
Issuance and accelerated vesting of stock options as compensation	—	—	—	—	244	—	244
Net loss	—	—	—	—	—	(383)	(383)

Balances at December 31, 2005	—	$—	5,706	$57	$40,467	$(3,213)	$37,311

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Operating activities
Net (loss) income	$(383)	$276	$(666)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Discontinued operations:
Loss on sale of restaurant assets	—	—	262
Other adjustments relating to discontinued operations	—	—	59
Depreciation and amortization	2,333	1,269	823
Compensation expense for issuance of common stock, stock options and accelerated vesting of stock options	244	—	48
Amortization of debt discount	343	57	—
Change in operating assets and liabilities:
Receivables	1,247	(904)	(422)
Inventories	(67)	(152)	(52)
Prepaids and other current assets	(52)	(73)	19
Accounts payable	(583)	872	(449)
Accrued expenses	560	574	482
Deferred rent	1,646	3,369	441

Net cash provided by operating activities	5,288	5,288	545
Investing activities
Purchase of property and equipment	(8,513)	(9,065)	(2,852)
Repayment (issuance) of notes receivable	54	49	(2)
Increase in other assets	(43)	(238)	(78)
Purchase of investments	(24,200)	—	—
Proceeds from sale of restaurant	—	—	100

Net cash used in investing activities	(32,702)	(9,254)	(2,832)
Financing activities
Proceeds from issuance of notes payable	1,094	5,495	2,194
Repayments of notes payable	(631)	(1,568)	(915)
Proceeds from issuance of common stock, net of issuance costs	28,063	—	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	256	30	—
Proceeds from issuance of Series A convertible preferred stock, net of issuance costs	—	—	3,937

Net cash provided by financing activities	28,782	3,957	5,216

Net increase (decrease) in cash and cash equivalents	1,368	(9)	2,929
Cash and cash equivalents at the beginning of the year	3,098	3,107	178

Cash and cash equivalents at the end of the year	$4,466	$3,098	$3,107

Supplemental disclosures of cash flow information
Cash paid for interest	$498	$343	$258
Noncash investing and financing activities
Conversion of convertible promissory note to preferred stock	$3,000	$—	$1,000
(Decrease) increase in accounts payable related to property and equipment additions	(604)	611	388
Beneficial conversion feature and detachable warrants on convertible note	—	400	—
Issuance of common stock for purchase of restaurant assets	—	—	420

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Organization and Description of Business

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

2.	Summary of Significant Accounting Policies

Reverse Stock-Split

The Company effected a one-for-five reverse stock split of our common stock effective August 1, 2005. All references in the consolidated financial statements to shares of common stock, weighted average number of shares, per share amounts and stock option plan data have been adjusted to reflect the reverse stock split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one day of the sales transaction. Concentration of credit risk is limited by diversifying cash deposits among a variety of high credit-quality issuers.

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

At December 31, 2005 and 2004, the Company had $24.2 million and $0 million in investments, respectively. The original maturity dates for the Company’s investments at December 31, 2005 range from 2035 to 2039. Concentration of credit risk is limited by diversifying investments among a variety of high credit-quality issuers. At December 31, 2005, the carrying value of these securities approximated their fair value.

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company capitalizes all direct costs on the construction of leasehold improvements. Leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term. Repair and maintenance costs are expensed as incurred. Other property and equipment is depreciated on a straight-line basis as follows: Furniture and fixtures, seven years; Computer and electronic equipment, three years. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased.

The Company evaluates property and equipment for impairment whenever events or changes in restaurant operating results indicate that the carrying value of those assets may not be recoverable. The assessment of impairment is performed on a restaurant-by-restaurant basis. If indicators of impairment are present and if the Company determines the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to their fair value. The Company does not believe there are any indicators of impairment with respect to its property and equipment.

Deferred Rent

The Company leases its restaurant locations under operating lease agreements with terms of approximately 10 to 15 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales which exceed the minimum base rent. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, the Company records the total rent payable over the initial lease term (including the construction period) on a straight-line basis over the life of the initial lease term. Any difference between minimum rent and straight-line rent is recorded as deferred rent.

Rent expense incurred from the date of possession through the completion of construction is capitalized and included in property and equipment and amortized over the initial life of the lease. Straight-line rent recorded during the pre-opening period, if material, is included in pre-opening expense. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the term of the lease.

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Revenues from gift card sales are recognized upon redemption. Prior to redemption, the outstanding balances of all gift cards are included in accrued expenses in the accompanying consolidated balance sheets.

Pre-opening Expenses

Pre-opening expenses, consisting primarily of manager salaries, advertising, travel, food and beverage, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred.

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expense

The Company expenses advertising as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was approximately $467,000, $637,000 and $476,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of operations.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax rates in effect in the years in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that will more likely than not be realized.

Stock-Based Compensation

The Company maintains performance incentive plans under which incentive and non-qualified stock options are granted primarily to employees and non-employee directors. The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The Company’s policy is to grant all stock options at the fair market value of the underlying stock at the date of grant. Accordingly, no compensation expense is recognized for the stock options at the date of grant.

The Company has determined pro forma amounts as if the fair value method required by SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to its stock-based compensation. The pro forma effect on net (loss) income as if the fair value of stock-based compensation had been recognized as compensation expense on a straight-line basis over the vesting period of the stock options in each period was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Net (loss) income, as reported	$(383)	$276	$(666)
Stock-based compensation expense, net of tax effect	(189)	(108)	—

Pro forma net (loss) income	$(572)	$168	$(666)

Net (loss) income per share:
Basic, as reported	$(0.13)	$0.19	$(0.46)

Basic, pro forma	$(0.19)	$0.12	$(0.46)

Diluted, as reported	$(0.13)	$0.17	$(0.46)

Diluted, pro forma	$(0.19)	$0.06	$(0.46)

During 2003, the Company did not report stock-based compensation expense, net of tax effect, primarily because the amount of options forfeited during 2003 approximated the amount of options granted during 2003. The per share weighted average fair value for options awarded during 2005, 2004 and 2003 was $1.16, $1.00 and $1.30, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for each respective year: (a) no dividend yield, (b) 0 percent expected volatility, (c) a risk-free interest rate of 4.35 — 4.50 percent, and (d) expected option life of five years.

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net Income (Loss) Per Share

In accordance with the provisions of SFAS No. 128, Earnings Per Share, basic net income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share for 2004 includes the dilutive effect of the convertible subordinated promissory note using the if-converted method, and potential warrant and stock option exercises calculated using the treasury stock method.

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except
	per share data)

Numerator:
Net (loss) income available to common stockholders	$(383)	$276	$(666)
Interest and amortization expense related to convertible subordinated promissory note, net of tax	—	189	—

	$(383)	$465	$(666)

Denominator:
Weighted average shares — basic	3,044	1,460	1,437
Effect of dilutive securities:
Stock options and warrants	—	22	—
Series A preferred shares	—	833	—
Convertible shares	—	500	—

Weighted average shares — diluted	3,044	2,815	1,437

Net (loss) income per share:
Basic	$(0.13)	$0.19	$(0.46)

Diluted	$(0.13)	$0.17	$(0.46)

At December 31, 2005, 2004, and 2003, there were approximately 475,879, 122,068 and 108,700 stock options outstanding and 250,000, 58,900 and 62,100 warrants outstanding, respectively, for which the effect of issuing these options and warrants were excluded from the calculation of diluted net (loss) income per share because they were anti-dilutive. At December 31, 2003, 833,331 shares of common stock issuable upon conversion of the Series A convertible preferred stock were excluded from the calculation of diluted net loss per share for the period prior to its conversion during 2005 because they were anti-dilutive.

Fair Value of Financial Instruments

The carrying amount of receivables, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

Concentration of Credit Risk

The Company is subject to a concentration of credit risk with respect to amounts receivable from landlords for tenant improvement allowances. No allowance for doubtful accounts has been recorded as collection of tenant improvement allowances is considered probable.

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. We are required to adopt SFAS 123R during the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are continuing to evaluate the requirements of SFAS 123R and currently expect that the adoption of SFAS 123R, using the modified prospective method, will result in an increase in compensation expense in 2006 of approximately $400,000 to $500,000, based on our current share-based payment compensation plans.

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

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. The requirements are effective for accounting changes made in fiscal years beginning after December 12, 2005. The Company has assessed the impact of SFAS No. 154, and does not expect it to have an impact on its financial position, results of operations or cash flows.

During June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements, which states that leasehold improvements acquired in a business-combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The guidance in this consensus should be applied prospectively. For calendar-quarter companies, reasonably assured lease renewals should be considered in determining the amortization period of leasehold improvements acquired (either directly or in business combinations) in periods beginning after July l, 2005. The Company does not expect EITF No. 05-6 to have a material impact on its financial position, results of operations or cash flows.

On October 6, 2005, the FASB issued Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. Generally, the staff position requires companies to expense rental costs incurred during a construction period. As permitted under existing U.S. generally accepted accounting principles (“GAAP”), the Company currently capitalizes rental costs during construction and amortizes these costs over

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the term of the related agreement. The Company is required to adopt FASB Staff Position No. FAS 13-1 prospectively on January 1, 2006. The financial impact of the adoption of the staff position is expected to be approximately $500,000 in additional pre-opening expense during 2006 which may vary based on lease terms, store openings and length of construction period.

3.	Discontinued Operations — Sale of Restaurant Locations

On December 31, 2001, the Company sold all of the assets relating directly to the ownership and operation of one restaurant location operating under the name of Saki’s Pacific Rim Cafe located in Tempe, Arizona, to a limited liability company controlled by a stockholder of the Company and a relative of the then principal stockholder and officer of the Company for $300,000 in the form of 40,000 shares of common stock of the Company held by the purchaser. The purchaser did not assume any of the Company’s liabilities associated with the restaurant other than the obligation under the operating lease. In connection with the assignment of the lease, the Company continued to be financially responsible for the lease payments in the event the new owners defaulted on the lease.

In March 2003, the Company repurchased the assets of Saki’s Pacific Rim Cafe in exchange for 70,000 shares of the Company’s common stock. At the time of the transaction, the fair value of the Company’s common stock was estimated by the Company’s Board of Directors to be $6.00 per share. In determining the fair value of the Company’s common stock, the Board of Directors considered various factors, including the Company’s historical operational performance, the Company’s prospects, and the most recent arms’ length transaction in the Company’s common stock. In connection with the acquisition, the Company recorded approximately $35,000 in inventory and $385,000 in property and equipment.

In September 2003, the Company sold the assets of Saki’s Pacific Rim Cafe to an entity owned by a stockholder and former employee of the Company for approximately $100,000. The book value of the assets provided in the sale in excess of the consideration received resulted in the recognition of a loss on the sale of approximately $262,000. For the year ended December 31, 2003, revenues for the restaurant during the six-month period of operations approximated $766,000, total restaurant operating costs approximated $780,000, and depreciation and amortization expense approximated $43,000. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations of the restaurant is presented as a component of discontinued operations in the consolidated statements of operations. The Company continues to be financially responsible for the lease payments in the event the purchaser defaults on the lease. The lessor has obtained certain personal guarantees of the lease payments from the purchaser’s owners should they fail to perform under the lease. The total remaining lease payments due under the lease approximated $170,000 at December 31, 2005. The lease expires in January 2007.

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Receivables

Receivables consisted of the following (in thousands):

	December 31,
	2005	2004

Landlord tenant improvement allowances	$6	$1,323
Other	91	21

	$97	$1,344

No allowance for doubtful accounts has been recorded as collection of tenant improvement allowances and other receivables is considered probable.

5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2005	2004

Leasehold improvements	$20,191	$14,788
Equipment	5,718	4,401
Furniture and fixtures	1,505	1,087

	27,414	20,276
Less accumulated depreciation and amortization	(5,755)	(3,424)

	21,659	16,852
Construction in progress	958	189

	$22,617	$17,041

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2005	2004

Accrued payroll	$798	$537
Gift cards	395	304
Sales tax	299	234
Accrued rent	126	183
Other	709	509

	$2,327	$1,767

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Payable

Notes payable consisted of the following:

	December 31,
	2005	2004
	(In thousands)

$3,000,000 convertible subordinated promissory note, net of unamortized beneficial conversion and warrant discounts of $0 and $343,000 at December 31, 2005 and 2004, respectively, due to related parties, bearing annual interest at 10 percent payable monthly through July 2007. The note was converted in August 2005	$—	$2,657
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,521 including interest at 7.87 percent, until October 2011, at which time all remaining principal and interest is due and payable. This loan is guaranteed by the principal stockholder and officer of the Company	869	982
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,526 including interest at 7.88 percent, until May 2011, at which time all remaining principal and interest is due and payable	820	937
$993,544 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,015 including interest at 7.04 percent, until June 2010, at which time all remaining principal and interest is due and payable. This loan is guaranteed by the principal stockholder and officer of the Company	693	820
$600,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $9,508 including interest at 8.52 percent, until May 2012, at which time all remaining principal and interest is due and payable	562	495
$995,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,687 including interest at 8.36 percent, until June 2012, at which time all remaining principal and interest is due and payable	936	—
$850,000 equipment loan, collateralized by certain assets of the Company, payable in monthly installments of $16,890 including interest at 7.41 percent, until October 2006, at which time all remaining principal and interest is due and payable. This loan is guaranteed by a former principal stockholder and officer of the Company	162	345

	4,042	6,236
Less current portion	(729)	(595)

	$3,313	$5,641

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future maturities of notes payable at December 31, 2005 are as follows (in thousands):

2006	$729
2007	613
2008	663
2009	717
2010	684
Thereafter	636

$4,042

Total interest expense incurred during 2005, 2004 and 2003 was approximately $841,000, $375,000 and $263,000, respectively. Interest expense for 2005 includes $343,000 of non-cash interest expense related to the amortization of debt discount discussed in Note 8 below. No interest was capitalized during the three years ended December 31, 2005.

8.	Convertible Subordinated Promissory Note

In July 2004, the Company entered into a $3.0 million convertible subordinated promissory note and warrant purchase agreement with an entity controlled by two directors and principal stockholders of the Company. The note was scheduled to mature on July 25, 2007 and required monthly payments of interest only at an annual rate of 10 percent. During August 2005, the promissory note was converted into shares of the Company’s Series B convertible preferred stock and immediately into 500,000 shares of the Company’s common stock in connection with the Company’s initial public offering.

In addition, the holder received a warrant to purchase 200,000 shares of the Company’s common stock for $5.00 per share. The warrant expires on the earlier of July 30, 2009 or a qualified public offering of the Company’s common stock of which the gross proceeds are at least $25.0 million at a per share price of not less than $35.00. In connection with the issuance of the warrant and beneficial conversion feature, the Company recorded a discount to the convertible promissory note and a corresponding increase in stockholders’ equity of $400,000, of which $200,000 was allocated to the beneficial conversion feature of the convertible promissory note and $200,000 to the warrant. The value of the warrant and beneficial conversion feature were derived through application of the Black-Scholes option pricing model. The Company amortized the debt discount to interest expense in the amount of $343,000 and $57,000 for 2005 and 2004, respectively.

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003

Current:
Federal	$16	$—	$—
State	67	55	—

	83	55	—
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$83	$55	$—

Income tax expense (benefit) differed from amounts computed by applying the federal statutory rate to (loss) income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003

Income tax expense (benefit) at federal statutory rate	$(101)	$113	$(118)
State income taxes, net of federal benefit	45	36	—
Nondeductible expenses	220	105	177
Non taxable interest income	(74)	—	—
Business tax credit	(424)	(250)	(142)
Other	16	—	(63)
Change in valuation reserve	401	51	146

Total	$83	$55	$—

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2005	2004

Deferred tax assets (liabilities):
Net operating loss carryforward	$204	$598
Deferred rent	2,707	2,105
Business tax credits	946	522
Organizational and preopening costs	595	484
Stock-based compensation	76	—
Accrued expenses	—	20
Property and equipment	(2,549)	(2,009)
Accelerated tax depreciation	(334)	(520)
Other	(39)	5

Net deferred tax assets	1,606	1,205
Valuation allowance	(1,606)	(1,205)

	$—	$—

The valuation allowance increased by approximately $401,000 and $51,000 at December 31, 2005 and 2004, respectively. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on historical operating losses, the Company has elected to maintain a full valuation allowance until realization of deferred tax assets is more likely than not.

At December 31, 2005, the Company has approximately $705,000 and $1,040,000 in federal and state net operating loss carryforwards, respectively, which begin expiring in the year 2021 for federal income tax purposes and 2009 for state income tax purposes. Utilization of the Company’s net operating loss carryforwards may be subject to substantial annual limitations due to ownership change rules under the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of net operating loss carryforwards before utilization.

The Company also has federal business tax credit carryforwards of approximately $946,000 which begin expiring in 2021. These credits are also potentially subject to annual limitations due to ownership change rules under the Internal Revenue Code and similar state provisions.

10.	Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with a par value of $0.01.

Conversion of Series Preferred A and Series Preferred B to Common Stock

During August 2003, the Company issued to seven investors 4,166,666, shares of the Company’s Series A convertible preferred stock at a price of $1.20 per share, which included the sale of 3,333,332 shares for $4.0 million and conversion of $1.0 million principal amount of the notes issued during May 2002 into

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

833,334 shares. The Company’s Chairman of the Board, was the lead investor in this financing and purchased from the Company 3,083,332 of such shares for an aggregate investment of $3.7 million. In addition, an entity affiliated with the Company’s former Chief Executive Officer, purchased from the Company 833,334 of such shares for an aggregate investment of $1.0 million. In connection with the Company’s initial public offering, the Company issued 833,331 shares of common stock upon the voluntary conversion by the holders of the Company’s outstanding shares of Series A preferred stock.

As discussed in Note 8, in July 2004, the Company entered into a $3.0 million convertible subordinated promissory note and warrant purchase agreement with an entity controlled by two directors and principal stockholders of the Company. During August 2005, the Company issued immediately prior to the closing of the Company’s initial public offering 2,500,000 shares of Series B preferred stock upon the voluntary conversion by the holder of the principal amount outstanding under the promissory note and these shares were immediately converted into 500,000 shares of common stock.

Warrants

The Company issued warrants to purchase 8,900 shares of common stock at an exercise price of $5.50 per share to placement agents in connection with the Company’s private placement of common stock in 1998. These warrants were exercisable through September 2005. During 2005, warrants with respect to 5,280 shares were exercised. The remainder of the warrants expired in September 2005.

The Company also issued warrants to purchase 3,200 shares of common stock at an exercise price of $7.50 per share to placement agents in connection with the private placement of common stock in 1999. During 2004, warrants with respect to 2,800 shares were exercised. The remainder of the warrants expired in December 2004.

The Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $6.00 per share in connection with the issuance of a convertible note in 2002. These warrants are exercisable through May 2009. Since the strike price of the warrants was in excess of the estimated fair value of the common stock, the value of the warrants was not significant.

In July 2004, the Company issued a warrant to purchase 200,000 shares of the Company’s common stock for $5.00 per share in connection with the execution of a $3.0 million convertible subordinated promissory note agreement. The Company recorded the value of the warrant at $200,000. In lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the intrinsic value of the warrant. The warrant expires on the earlier of July 30, 2009 or a qualified public offering of the Company’s common stock as defined by the warrant agreement (see Note 8).

Stock Options

The Company maintains stock option plans which provide for discretionary grants of incentive stock options and non-qualified stock options to the Company’s employees, consultants, and non-employee directors. All stock options are granted at or above the fair market value of the underlying common stock and generally expire 10 years from the date of grant. Employee and consultant stock options generally vest 25 percent on the date of grant and 25 percent on each annual anniversary date thereafter. Non-employee director options vest 100 percent on the date of grant.

In March 2005, the Company accelerated the vesting of all outstanding unvested employee stock options. At the date of the acceleration, the fair value of the options accelerated exceeded the cumulative exercise price by $424,000 which represents the maximum potential expense relative to this modification. During March 2005, management estimated and recorded $151,000 of this amount as compensation expense and recorded an additional expense of $47,000 in December 2005 based on management’s best estimate of the number of option holders who will ultimately receive a benefit from this acceleration that they would not have otherwise

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received. To the extent the actual results differ from this estimate, the Company could record additional expense to the extent there is more benefit received by the option holders, or could reverse a portion of the compensation expense recorded to the extent the benefit received by the option holders is less than this estimate.

Activity during 2005, 2004, and 2003 under the Company’s stock option plans was as follows:

		Outstanding Options
	Shares Available		Range of
	for Options	Shares	Exercise Price

Outstanding options at December 31, 2002	207,146	142,854	5.00 - 7.50
Granted	(63,900)	63,900	6.00 - 7.50
Forfeited	98,054	(98,054)	7.50

Outstanding options at December 31, 2003	241,300	108,700	5.00 - 7.50
Granted	(276,079)	276,079	5.00 - 6.00
Forfeited	1,100	(1,100)	7.50
Exercised	—	(200)	7.50
Authorized	300,000	—	—

Outstanding options at December 31, 2004	266,321	383,479	5.00 - 7.50
Granted	(110,600)	110,600	6.00 - 7.50
Forfeited	6,200	(6,200)	6.00 - 7.50
Exercised	—	(12,000)	7.50

Outstanding options at December 31, 2005	161,921	475,879	$5.00 - 7.50

Information regarding options outstanding and exercisable at December 31, 2005 is as follows:

		Options Outstanding		Options Exercisable
	Number	Weighted	Weighted		Weighted
Range of Exercise Prices	Outstanding	Average Life	Average Price	Number	Average

$5.00 - $7.50	475,879	8.2 years	$5.56	475,879	$5.56

At December 31, 2005 and 2004 the total shares exercisable were 475,879 and 131,729, respectively, at a weighted-average price of $5.56 and $5.90, respectively.

Employee Stock Purchase Plan

During 2005, the Company’s Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”) and reserved 125,000 shares for issuance, subject to annual increases equal to the lesser of (a) 1.5% of the shares of our common stock outstanding on the first day of the fiscal year, or (b) 100,000 shares of common stock. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15 percent of employees’ eligible earnings during the offering period. Each offering period has a maximum term of up to 27 months. For purchases made during 2005, the price at which stock was purchased under the ESPP was equal to the lesser of 85 percent of the fair market value of common stock on the first day of the offering period or 85 percent of the fair market value of common stock on the last day of the offering period. Subsequent to December 31, 2005, the purchase price per share at which shares of common stock are sold in an offering under the ESPP will not be less than 95 percent of the fair market value of common stock on the last day of the applicable offering period. During 2005, 17,610 shares were purchased under the ESPP.

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

The Company leases restaurant and office facilities and certain real property under operating leases having terms expiring from 2008 to 2019. The restaurant facility leases primarily have renewal clauses of five years exercisable at the option of the Company and rent escalation clauses stipulating specific rent increases. The Company records deferred rent to recognize rent evenly over the initial lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Rent expense for 2005, 2004 and 2003 was approximately $2,466,000, $1,748,000, and $1,176,000, respectively. Contingent rent included in rent expense for 2005, 2004, and 2003 was approximately $237,000, $190,000, and $145,000, respectively.

Future minimum lease payments under operating leases at December 31, 2005, were as follows (in thousands):

2006	$2,708
2007	3,019
2008	3,092
2009	3,164
2010	3,189
Thereafter	16,350

Total minimum lease payments	$31,522

12.	Litigation

In November 2004, the Company settled a trademark infringement claim against the Company for $115,000. The claim was made in March 2004 in connection with the Company’s intent to open a restaurant location in Indiana. The settlement amount is reflected in the Company’s consolidated statement of operations for the year ended December 31, 2004.

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

13.	Related Party Transactions

In October 2002, the Company borrowed $200,000 from a separate partnership entity where the general partner is related to the former principal stockholder, director, and officer of the Company. The limited partners include stockholders of the Company as well as a former director and officer of the Company. The promissory note bore interest at the rate of 7.0 percent per annum and was payable on demand after October 25, 2002. The promissory note was paid in full in January 2003. For the year ended December 31, 2003, interest expense recorded on the note was approximately $1,000.

In May 2002, the Company entered into a $1.0 million convertible note with a limited liability company of which certain of its members are also stockholders of the Company. For the years ended December 31, 2004 and 2003 interest expense recorded on the convertible note was approximately $31,000, and $90,000, respectively. The principal balance was converted into 833,334 shares of the Company’s Series A Preferred Stock in August 2003. Immediately prior to the closing of the Company’s initial public offering, these shares were converted into 833,331 shares of common stock. In October 2002, the Company also borrowed $500,000 from the limited liability company. The promissory note bore interest at the rate of 10.0 percent per annum

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and matured in January 2003, at which time the note was repaid. For the year ended December 31, 2003, interest expense recorded on the note was approximately $3,000.

In January 2003, the Company borrowed $1.2 million from an individual who is related to the former principal stockholder, director, and officer of the Company. The promissory note bore interest at the rate of 8.0 percent per annum and was repaid in January 2004. Interest expense recorded on the note was approximately $4,000 and $90,000 for the years ended December 31, 2004 and 2003, respectively. The note was secured by certain assets of the Company and was guaranteed by the principal stockholder and officer of the Company.

In July 2004, the Company entered into the convertible subordinated promissory note and warrant purchase agreement discussed in Note 8 with an entity controlled by two directors and principal stockholders of the Company. For the years ended December 31, 2005 and 2004, the Company recorded interest expense of approximately $530,000 and $187,000, respectively, associated with the note and warrant, including amortization related to the debt discount. During August 2005, the promissory note was converted into shares of the Company’s Series B preferred stock and immediately into 500,000 shares of the Company’s common stock in connection with the Company’s initial public offering.

14.	Quarterly Results of Operations (Unaudited)

The following table presents certain unaudited consolidated financial data for each of the four quarters in 2005 and 2004. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Amounts are shown in thousands, except per share data.

	Quarter Ended
	2005				2004
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31

Restaurant sales	$8,011	$8,919	$9,455	$10,443	$5,272	$5,590	$6,566	$7,622
(Loss) income from operations	(122)	369	5	(11)	461	432	330	(532)
Net (loss) income	(304)	175	(306)	52	414	365	191	(694)
Net (loss) income per share:
Basic	$(0.21)	$0.12	$(0.09)	$0.01	$0.28	$0.25	$0.13	$(0.48)

Diluted	$(0.21)	$0.10	$(0.09)	$0.01	$0.18	$0.16	$0.10	$(0.48)

Weighted average shares used in computation:
Basic	1,463	1,463	3,570	5,680	1,460	1,460	1,460	1,460

Diluted	1,463	2,975	3,570	5,899	2,295	2,294	2,794	1,460

KONA GRILL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent Event (Unaudited)

On January 31, 2006, the Company executed a separation agreement with Donald Dempsey, former President and Chief Executive Officer, relating to Mr. Dempsey’s retirement from the Company. Pursuant to the separation agreement, Mr. Dempsey’s employment terminated and he resigned from the Company’s Board of Directors effective January 31, 2006. On the effective date of Mr. Dempsey’s retirement, Marcus E. Jundt was appointed Interim President and Chief Executive Officer, while a national search is conducted for a permanent replacement for Mr. Dempsey. Mr. Jundt has served as the Chairman of the Board since March 2004 and has served as a director of the Company since September 2000. The Company estimates it will incur charges of approximately $500,000 with respect to separation payments to Mr. Dempsey and search-related charges during 2006.

EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Registrant(2)

3.2		Amended and Restated Bylaws of the Registrant(2)

4.1		Form of Common Stock Certificate(3)

10	.1(a)	Employment Letter Agreement, effective May 1, 2004, between the Company and C. Donald Dempsey (1)

10	.1(b)	Amendment to Employment Letter Agreement, effective May 1, 2004, between the Company and C. Donald Dempsey(1)

10.2		Mutual Waiver and Release of Claims, effective December 1, 2004, between the Company and Chandler(1)

10.3		Employment Agreement, effective October 1, 2003, between the Company and Jason J. Merritt(1)

10.4		Employment Letter Agreement, effective October 15, 2004, between the Company and Mark S. Robinow(1)

10.5		Common Stock Purchase Warrant dated July 23, 2004 in favor of Richard J. Hauser(1)

10	.6(a)	Loan Agreement, dated May 19, 2003, between GE Capital Franchise Finance Corporation and Kona Grill Kansas City, Inc.(1)

10	.6(b)	Promissory Note, dated May 19, 2003, issued by Kona Grill Kansas City, Inc. in favor of GE Capital Franchise Finance Corporation(1)

10	.7(a)	Loan Agreement, dated April 30, 2004, between GE Capital Franchise Finance Corporation and Kona Grill Las Vegas, Inc.(1)

10	.7(b)	Promissory Note, dated April 30, 2004, issued by Kona Grill Las Vegas, Inc. in favor of GE Capital Franchise Finance Corporation(1)

10	.8(a)	Form of Equipment Loan and Security Agreement (i) dated as of September 2, 2004, between Kona Grill Denver, Inc. and GE Capital Franchise Finance Corporation; (ii) dated as of December 31, 2004, between Kona Grill Omaha, Inc. and GE Capital Franchise Finance Corporation; and (iii) dated January 21, 2005 between Kona Grill Indiana, Inc. and GE Capital Franchise Finance Corporation(1)

10	.8(b)	Form of Equipment Promissory Note, each in favor of GE Capital Franchise Finance Corporation (i) dated as of April 22, 2005, issued by Kona Grill Omaha, Inc.; and (ii) dated as of May 20, 2005, issued by Kona Grill Indiana, Inc.(1)

10	.8(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation(1)

10.9		Lease Purchase, dated December 26, 2001, between the Company and Bank of America, N.A.(1)

10.10		Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002)(1)

10.11		Kona Grill, Inc. 2005 Stock Award Plan(2)

10.12		Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005)(5)

10.13		Supply Agreement, dated May 13, 2002, between Kona Grill Inc. and U.S. Foodservice(2)

10.14		Separation Agreement, dated as of January 31, 2006, between the Company and C. Donald Dempsey(4)

21		List of Subsidiaries

23		Consent of Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit
Number	Exhibit

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated February 3, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.