Form 10-Q
period 2006-03-31
KONA GRILL INC
filed 2006-05-08
CIK 1265572

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51491

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690

(State of Incorporation)	(I.R.S. Employer Identification No.)
7150 East Camelback Road, Suite 220
Scottsdale, Arizona 85251
(480) 922-8100
(Address, including zip code, and telephone number, including area code, of principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of May 4, 2006, there were outstanding 5,793,119 shares of the registrant’s common stock, par value $.01 per share.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
PART I

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,646	$4,466
Investments	24,173	24,200
Receivables	488	97
Inventories	398	403
Prepaids and other	360	161

Total current assets	27,065	29,327
Other assets	384	387
Notes receivable	73	87
Property and equipment, net	26,657	22,617

Total assets	$54,179	$52,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,735	$1,599
Accrued expenses	2,654	2,327
Current portion of equipment notes	692	729

Total current liabilities	7,081	4,655
Equipment notes	3,164	3,313
Deferred rent	7,320	7,139

Total liabilities	17,565	15,107

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 20,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 5,793,119 and 5,706,420 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	58	57
Additional paid-in capital	40,672	40,467
Accumulated deficit	(4,101)	(3,213)
Accumulated other comprehensive loss	(15)	—

Total stockholders’ equity	36,614	37,311

Total liabilities and stockholders’ equity	$54,179	$52,418

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Restaurant sales	$10,194	$8,011
Costs and expenses:
Cost of sales	2,895	2,335
Labor	3,153	2,509
Occupancy	706	582
Restaurant operating expenses	1,446	975
General and administrative	2,014	1,214
Preopening expense	291	7
Depreciation and amortization	730	511

Total costs and expenses	11,235	8,133

Loss from operations	(1,041)	(122)
Nonoperating income (expense):
Interest income	237	2
Interest expense	(79)	(184)

Loss before provision for income taxes	(883)	(304)
Provision for income taxes	5	—

Net loss	$(888)	$(304)

Net loss per share:
Basic	$(0.16)	$(0.21)

Diluted	$(0.16)	$(0.21)

Weighted average shares used in computation:
Basic	5,731	1,463

Diluted	5,731	1,463

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Operating activities
Net loss	$(888)	$(304)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	730	511
Compensation expense for issuance of stock options and accelerated vesting of stock options	191	197
Amortization of debt discount	—	34
Change in operating assets and liabilities:
Receivables	(391)	545
Inventories	5	25
Prepaids and other current assets	(199)	33
Accounts payable	789	(972)
Accrued expenses	326	(80)
Deferred rent	181	(90)

Net cash provided by (used in) operating activities	744	(101)
Investing activities
Purchase of property and equipment	(3,423)	(1,430)
Repayment of notes receivable	14	13
Decrease (increase) in other assets	3	(7)
Net proceeds on purchase and sale of short-term investments	12	—

Net cash used in investing activities	(3,394)	(1,424)
Financing activities
Proceeds from issuance of notes payable	—	525
Repayments of notes payable	(186)	(132)
Proceeds from issuance of common stock	16	—

Net cash (used in) provided by financing activities	(170)	393

Net decrease in cash and cash equivalents	(2,820)	(1,132)
Cash and cash equivalents at the beginning of the period	4,466	3,098

Cash and cash equivalents at the end of the period	$1,646	$1,966

Supplemental disclosures of cash flow information
Cash paid for interest	$79	$133
Noncash investing activities
Increase (decrease) in accounts payable related to property and equipment additions	$1,347	$(945)
See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
     Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” We completed our initial public offering during August 2005, issuing 2,875,000 common shares at an offering price of $11.00. As part of the offering, all outstanding preferred stock was converted into shares of common stock. Our common stock trades on the NASDAQ National Market under the symbol “KONA.”
     The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
     The consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.
2. Summary of Significant Accounting Policies
     Cash
     Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one day of the sales transaction. Under the Company’s cash management practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling $1,435,000 were included in accounts payable as of March 31, 2006.
     Deferred Rent
     We lease our restaurant locations under operating lease agreements with initial terms of approximately 10 to 15 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales which exceed the minimum base rent. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, we record the total rent payable over the initial lease term (including the construction period) on a straight-line basis over the life of the initial lease term. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the initial term of the lease.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     For leases that commenced subsequent to January 1, 2006, straight-line rent expense incurred from the date of possession to the restaurant opening date is recorded as preopening expense in accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period (“FSP FAS No. 13-1”). For leases that commenced prior to January 1, 2006, rent expense incurred from the date of possession through the completion of construction was capitalized and included in property and equipment and amortized over the initial life of the lease.
     Preopening Expenses
     Preopening expenses, consisting primarily of manager salaries, advertising, travel, food and beverage, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred. Also, as a result of the adoption of FSP FAS No. 13-1 on January 1, 2006, straight-line rent recorded for the period between the date of possession and the restaurant opening date, which generally approximates five months, is included in preopening expenses. As a result of the adoption of FSP FAS No. 13-1, our preopening costs were increased by approximately $71,000 during the three months ended March 31, 2006.
     Net Income (Loss) Per Share
     In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share, basic net income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential warrant and stock option exercises calculated using the treasury stock method.

	Three Months Ended
	March 31,
	2006	2005
	(in thousands, except for
	per share data)
Numerator:
Net loss	$(888)	$(304)

Denominator:
Weighted average shares — basic	5,731	1,463
Effect of dilutive securities:
Stock options and warrants	—	—

Weighted average shares — diluted	5,731	1,463

Net loss per share:
Basic	$(0.16)	$(0.21)

Diluted	$(0.16)	$(0.21)

     At March 31, 2006 and 2005, there were approximately 381,157 and 489,279 stock options outstanding and 250,000 and 258,900 warrants outstanding, respectively, for which the effect of issuing these options and warrants were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Recently Adopted Accounting Pronouncements
     During December 2004, the FASB enacted SFAS 123-revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. We adopted SFAS 123R on January 1, 2006. See Note 5 for discussion of the impact of adopting SFAS 123R.
     During June 2005, the Emerging Issues Task Force (“EITF”) issued EITF No. 05-6, Determining the Amortization Period for Leasehold Improvements, which states that leasehold improvements acquired in a business-combination or purchased subsequent to the inception of the lease should be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. The guidance in this consensus should be applied prospectively. For calendar-quarter companies, reasonably assured lease renewals should be considered in determining the amortization period of leasehold improvements acquired (either directly or in business combinations) in periods beginning after July l, 2005. The adoption of EITF No. 05-6 did not have a material impact on our financial position, results of operations or cash flows.
3. Investments
     The following is a summary of available-for-sale securities at March 31, 2006 (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
Auction rate municipal securities	$18,650	$—	$18,650
Government bonds	3,000	(10)	2,990
Corporate securities	2,538	(5)	2,533

	$24,188	$(15)	$24,173

     The original maturity date for our government bonds and corporate securities is less than one year. Although original maturities of our auction rate securities are generally longer than one year, we have the right to sell these securities each auction date subject to the availability of buyers. The original maturity dates for these investments ranged from 2006 to 2039 at March 31, 2006. At December 31, 2005, there were no unrealized gains or losses on our available-for-sale securities.
4. Accrued Expenses
     Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
Accrued payroll	$758	$798
Severance and related costs	436	—
Gift cards	315	395
Sales tax	298	299
Accrued rent	88	126
Other	759	709

	$2,654	$2,327

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. Stock-Based Compensation
     We maintain stock option plans which provide for discretionary grants of incentive stock options and non-qualified stock options to our employees, consultants, and non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under our plans as of March 31, 2006 totals 802,642 of which 421,485 shares were available for future issuance. Stock options granted under these plans are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant and generally expire five or ten years from the date of grant. Employee and consultant stock options generally vest 25 percent on the date of grant and 25 percent on each annual anniversary date thereafter. Non-employee director options vest 100 percent on the date of grant.
     Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, no stock-based compensation expense was recognized in our prior year net loss for grants of stock options to employees because we granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. However, share-based compensation expense of $151,000 was recognized in the three months ended March 31, 2005, as a result of the accelerated vesting of all outstanding unvested employee stock options.
     Had we used the fair value method required by SFAS No. 123 for the three months ended March 31, 2005, our net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows (in thousands, except per share data) :

Three Months
Ended March 31,
2005
Net loss, as reported	$(304)
Add: Stock-based compensation expense included in reported earnings, net of related tax effect(a)	151
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects(a)	(337)

Pro forma net loss	$(490)

Net loss per share:
Basic, as reported	$(0.21)

Basic, pro forma	$(0.33)

Diluted, as reported	$(0.21)

Diluted, pro forma	$(0.33)

(a)	Income taxes have been offset by a valuation allowance. See Note 7 of Notes to Consolidated Financial Statements.
     Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. The adoption of SFAS 123R increased our first quarter of 2006 reported operating loss, loss before income taxes and net loss by $191,000 and increased basic and diluted net loss per share by $0.03 per share.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     Results of prior periods do not reflect any restated amounts and we had no cumulative effect adjustment upon adoption of SFAS 123R under the modified prospective method. Our policy is to recognize compensation cost for awards with only service conditions using a graded vesting schedule on a straight line basis over the requisite service period for the entire award.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience. The weighted-average grant date fair value of employee stock options granted during the three months ended March 31, 2006 was $3.89 per share and was determined using the following weighted-average assumptions:

Three Months Ended
March 31, 2006
Dividend yield	0.0%
Expected volatility	46.4%
Risk-free interest rate	4.6%
Expected life (in years)	5
     A summary of our stock option activity as of March 31, 2006, and changes during the three months then ended is presented in the following table:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Outstanding options at December 31, 2005	475,879	$5.56
Granted	88,000	8.35
Forfeited	(97,564)	5.05
Exercised	(85,158)	5.00

Outstanding options at March 31, 2006	381,157	$6.46	7.12 years	$1,787,000

Exercisable	341,407	$6.24	7.38 years	$1,676,000

     As of March 31, 2006, there was approximately $110,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted average period of 2.92 years. The intrinsic value of options exercised during the three months ended March 31, 2006 was $392,000.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the aggregate change in shareholders’ equity, excluding changes in ownership interests. It is the sum of net income (loss) and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss), net of related tax, for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(888)	$(304)
Net unrealized losses on available-for-sale securities	(15)	—

Total comprehensive loss	$(903)	$(304)

7. Income Taxes
     For the three months ended March 31, 2006 and 2005, we recorded income tax expense of $5,000 and $0. Tax expense for 2006 results from state income taxes due to our operations in states where no state net operating loss carryforwards are available. We have recorded valuation allowances for the full amount of our net deferred tax assets (including net operating loss and tax credit carryforwards) given that the “more likely than not” recoverability criteria has not been met in management’s opinion.
8. Commitments and Contingencies
     We are engaged in various legal actions, which arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our 2005 Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and other reports filed from time to time with the Securities and Exchange Commission.
Overview
     We currently own and operate ten restaurants located in seven states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes, comfort food favorites and award-winning sushi as well as a variety of flavorful appetizers and entrees. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent high-quality meals. We believe that our offerings and generous portions, combined with an average check during the six months ended December 31, 2005 of $21.73 per guest, offers our guests an attractive price-value proposition.
     We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. To date, we have funded our restaurant development, working capital, and general corporate needs with cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. We opened restaurants in Sugarland (Houston), Texas and San Antonio, Texas during August and September 2005, respectively, and opened a new restaurant in Dallas, Texas during April 2006. We plan to open an additional four restaurants during 2006, which will significantly expand our presence in new markets. Our goal is for our new restaurants to generate average annual unit volumes of $4.5 million within 24 months of opening. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
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
     Average Unit Volume. Average unit volume represents the average restaurant sales for all of our restaurants open for at least 12 months before the beginning of the period measured.
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
     General and Administrative. General and administrative includes all corporate and administrative functions that support operations and provide infrastructure to facilitate our future growth. Components of this category include management and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, human resources, training, corporate rent, professional and consulting fees, and corporate insurance costs.
     Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including practice and rehearsal of service activities, and rent expense incurred during construction. We expense restaurant preopening expenses as incurred, and we expect preopening expenses to be similar for each new restaurant opening, which typically commences five months prior to a restaurant opening.

     Interest Income: Interest income consists of interest earned on our cash and investments.
     Interest Expense: Interest expense includes the cost of our debt obligations, including the amortization of debt discounts.
     Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment. We currently have no intangible assets or goodwill recorded on our consolidated balance sheet.
Financial Performance Overview
     The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006	2005
Restaurant sales growth	27.2%	52.0%
Same store sales growth(1)	6.2%	6.9%
Average unit volume (in thousands)(2)	$1,214	$1,358
Sales per square foot (2)	$174	$193
Restaurant operating profit (in thousands) (3)	$1,994	$1,610
Restaurant operating profit as a percentage of sales (3)	19.6%	20.1%

(1)	Same store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(3)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to income from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and a reconciliation to loss from operations, the most comparable GAAP measure.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Restaurant sales	$10,194	$8,011
Costs and expenses:
Cost of sales	2,895	2,335
Labor	3,153	2,509
Occupancy	706	582
Restaurant operating expenses	1,446	975

Restaurant operating profit	1,994	1,610

Deduct – other costs and expenses
General and administrative	2,014	1,214
Preopening expense	291	7
Depreciation and amortization	730	511

Loss from operations	$(1,041)	$(122)

	Percentage of
	Restaurant Sales
	Three Months Ended March 31,
	2006	2005
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	28.4	29.1
Labor	30.9	31.3
Occupancy	6.9	7.3
Restaurant operating expenses	14.2	12.2

Restaurant operating profit	19.6	20.1

Deduct – other costs and expenses
General and administrative	19.7	15.1
Preopening expense	2.9	0.1
Depreciation and amortization	7.2	6.4

Loss from operations	(10.2)%	(1.5)%

	Three Months	Year Ended
	Ended March 31,	December 31,
	2006	2005
Store Growth Activity
Beginning Restaurants	9	7
Openings	—	2
Closings	—	—

Total	9	9

Critical Accounting Policies and Estimates
     There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
     Accounting for Stock Options
     Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. The adoption of SFAS 123R increased our first quarter of 2006 reported operating loss, loss before income taxes and net loss by $191,000 and increased basic and diluted net loss per share by $0.03 per share.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

We estimate forfeitures based on historical experience. The weighted-average estimated value of employee stock options granted during the three months ended March 31, 2006 was $3.89 per share.
     See Note 5 to the consolidated financial statements, “Stock-Based Compensation,” for a more detailed discussion of the effects of SFAS 123R on our results of operations and financial condition. If factors change and we employ different assumptions in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period.
Results of Operations
     The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended
	March 31,
	2006	2005
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	28.4	29.1
Labor	30.9	31.3
Occupancy	6.9	7.3
Restaurant operating expenses	14.2	12.2
General and administrative	19.7	15.1
Preopening expense	2.9	0.1
Depreciation and amortization	7.2	6.4

Total costs and expenses	110.2	101.5

Loss from operations	(10.2)	(1.5)
Nonoperating income (expense):
Interest income	2.3	—
Interest expense	(0.8)	(2.3)

Loss before provision for income taxes	(8.7)	(3.8)
Provision for income taxes	—	—

Net loss	(8.7)%	(3.8)%

   Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005
     Restaurant Sales. Restaurant sales increased by $2.2 million, or 27.2%, to $10.2 million during the first quarter of 2006 from $8.0 million during the first quarter of 2005 primarily as a result of a $1.7 million increase associated with the opening of two new restaurants during the third quarter of 2005, a $0.3 million increase related to a 6.2% increase in same store sales, and a $0.2 million increase associated with restaurants that were not included in the same store sales base. The increase in same store sales also benefited from a price increase of approximately 1.5% implemented during March of 2006 and price increases of approximately 0.7% and 1.3% taken in April and September of 2005, respectively.
     Cost of Sales. Cost of sales as a percentage of restaurant sales decreased to 28.4% during the first quarter of 2006 from 29.1% during the prior year period. The reduction in cost of sales as a percentage of restaurant sales was primarily the result of continued focus on efficient operations and realization of economies of scale in the purchasing of food and beverage products as well as more favorable seafood pricing.

     Labor. Labor expenses as a percentage of restaurant sales decreased to 30.9% during the first quarter of 2006 from 31.3% during the first quarter of 2005. This decrease was primarily due to efficient labor cost management slightly offset by higher compensation costs for restaurant managers and the impact of our Sugarland restaurant which currently has lower sales and higher labor costs than our other restaurants.
     Occupancy. Occupancy expenses as a percentage of restaurant sales decreased 0.4% to 6.9% during the first quarter of 2006 from 7.3% during the prior year period. The slight decrease as a percentage of restaurant sales was primarily due to more favorable lease terms for recently opened restaurants and increased same store sales which leveraged the fixed portion of occupancy expenses.
     Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 2.0% to 14.2% during the first quarter of 2006 from 12.2% during the first quarter of 2005. The increase is primarily the result of increased costs for utilities and higher expenditures for advertising and marketing initiatives incurred to drive restaurant sales and support new restaurant openings.
     General and Administrative. General and administrative expenses increased by $0.8 million to $2.0 million during the first quarter of 2006 from $1.2 million during the prior year period. The $0.8 million increase was primarily attributable to approximately $0.4 million of separation costs related to the retirement of our former president and chief executive officer. General and administrative expenses also increased $0.4 million related to the addition of infrastructure to support our growth strategy and the reporting and compliance requirements of being a public company. Also, the first quarter of 2006 includes $0.2 million of stock-based compensation attributed to the expensing of stock options upon adoption of SFAS 123R as discussed previously. The first quarter of 2005 also included $0.2 million of stock-based compensation expense related to the acceleration of vesting of outstanding options.
     Preopening Expense. Preopening expense was $0.3 million during the first quarter of 2006 compared to an immaterial amount during the first quarter of 2005. The increase in preopening expense primarily relates to our preparations for the opening of our Dallas, Texas restaurant in April 2006. Preopening expense also includes approximately $0.1 million of rent expense required to be expensed under Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. Prior to 2006, rental costs incurred during a construction period were capitalized and amortized over the term of the rental agreement.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million to $0.7 million during the first quarter of 2006 from $0.5 million during the prior year period. The increase was primarily the result of the additional depreciation and amortization on two restaurants opened during the third quarter of 2005. Depreciation and amortization expense as a percentage of restaurant sales increased 0.8% to 7.2% during the first quarter of 2006 from 6.4% during the first quarter of 2005. The percentage increase was primarily the result of higher average capital expenditures for our two restaurants opened in the third quarter of 2005 and the impact of our Sugarland restaurant which is experiencing lower sales than our other restaurants.
     Interest Income. Interest income of $0.2 million during the first quarter of 2006 increased $0.2 million from the first quarter of 2005 primarily due to interest income earned from the investment of proceeds from our initial public offering completed in August 2005.
     Interest Expense. Interest expense decreased $0.1 million to $0.1 million during the first quarter of 2006 compared to $0.2 million during the prior year period. The decrease is primarily due to interest on our convertible subordinated promissory note that was converted into common stock prior to our initial public offering.
     Provision for Income Taxes. During both the first quarter of 2006 and 2005, we did not incur a federal income tax liability; however, we recorded state income taxes of $5,000 during the first quarter of 2006 for states in which we operate and do not have state net operating loss carryforwards available.

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
Liquidity and Capital Resources
     Our primary liquidity and capital requirements have been for new restaurant development, working capital, and general corporate needs. We believe the proceeds from our initial public offering in August 2005 and cash generated from operations will be sufficient to meet our capital requirements through 2006. Beyond 2006, additional financing may be needed to fund working capital and restaurant development. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, including those described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

     Equipment Loans
          As of March 31, 2006, we had six equipment term loans with lenders; each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $3.9 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $88,000. The loans mature between October 2006 and June 2012. Five of the loans are guaranteed by our parent company and contain prepayment penalties as set forth in each agreement. Two of the loans are also guaranteed by our Chairman, and one of the loans is also guaranteed by a former director and officer of our company. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2005.
Cash Flows
     The following table summarizes our primary sources of cash during the periods presented (in thousands).

	Three Months Ended
	March 31,
	2006	2005
Net cash provided by (used in):
Operating activities	$744	$(101)
Investing activities	(3,394)	(1,424)
Financing activities	(170)	393

Net decrease in cash and cash equivalents	$(2,820)	$(1,132)

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
     Operating Activities. During the first quarter of 2006, net cash provided by operating activities was $0.7 million primarily consisting of an increase in accounts payable and accrued expenses, depreciation and amortization, and non-cash stock-based compensation expense, partially offset by the net loss and higher receivables. During the first quarter of 2005, net cash used for operating activities was $0.1 million primarily consisting of the net loss, decrease in accounts payable and accrued expenses, partially offset by receivable collections and depreciation and amortization.
     Investing activities. Net cash used for investing activities was $3.4 million and $1.4 million, respectively. Investing activities during both periods consisted primarily of funding construction in progress and the purchase of property and equipment, all related to new restaurant openings. Investing activities during the first quarter of 2006 also includes activity related to the purchase and sale of investments using the proceeds from our initial public offering.
     Financing Activities. Net cash used in financing activities was $0.2 million during the first quarter of 2006 consisting primarily of $0.2 million of principal payments on our equipment loans. Net cash provided by financing activities was approximately $0.4 million during the first quarter of 2005 as a result of proceeds from equipment loans less related principal payments.
Off-Balance Sheet Arrangements
     In September 2003, we sold the assets of Saki’s Pacific Rim Café. We continue to be financially responsible for the lease payments in the event the purchaser defaults on the lease. The lessor has obtained certain personal guarantees of the lease payments from the purchaser’s owners should they fail to perform under the lease. The total remaining lease payments due under the lease approximated $130,000 at March 31, 2006. The lease expires in January 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
   Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments
     As of March 31, 2006, we did not participate in any derivative financial instruments, or other financial or commodity instruments for which fair value disclosure would be required under SFAS No. 107, Disclosure About Fair Value of Financial Investments. We hold no investment securities that would require disclosure of market risk.
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
Item 4. Controls and Procedures
          We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable
Item 1A. Risk Factors
Not applicable
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable
Item 3. Defaults Upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable
Item 5. Other Information
Not applicable
Item 6. Exhibits
(a)	Exhibits
10.15	Form of Stock Option Agreement (2005 Stock Award Plan)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
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
Chairman of the Board, Interim President, and Chief Executive Officer

/s/ Mark S. Robinow

Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

Date: May 8, 2006

Exhibit Index

Exhibit
Number	Description

10.15	Form of Stock Option Agreement (2005 Stock Award Plan)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.