Form 10-Q
period 2006-06-30
KONA GRILL INC
filed 2006-08-08
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-51491
____________

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690
(State of Incorporation)	(I.R.S. Employer Identification No.)

7150 East Camelback Road, Suite 220
Scottsdale, Arizona 85251
(480) 922-8100
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of August 1, 2006, there were outstanding 5,799,488 shares of the registrant’s common stock, par value $.01 per share.

PART I
FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,431	$4,466
Investments	19,679	24,200
Receivables	2,145	97
Inventories	484	403
Prepaids and other	517	161
Total current assets	24,256	29,327
Other assets	404	387
Notes receivable	59	87
Property and equipment, net	31,666	22,617
Total assets	$56,385	$52,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,545	$1,599
Accrued expenses	2,966	2,327
Current portion of equipment notes	606	729
Total current liabilities	7,117	4,655
Equipment notes	3,061	3,313
Deferred rent	9,667	7,139
Total liabilities	19,845	15,107
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued at June 30, 2006 and 20,000,000 shares authorized, none issued at December 31, 2005	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 5,794,632 shares issued and outstanding at June 30, 2006 and 40,000,000 shares authorized, 5,706,420 shares issued and outstanding at December 31, 2005	58	57
Additional paid-in capital	40,903	40,467
Accumulated deficit	(4,404)	(3,213)
Accumulated other comprehensive loss	(17)	-
Total stockholders’ equity	36,540	37,311
Total liabilities and stockholders’ equity	$56,385	$52,418

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)

Restaurant sales	$11,877	$8,919	$22,071	$16,930
Costs and expenses:
Cost of sales	3,299	2,554	6,194	4,889
Labor	3,578	2,558	6,731	5,067
Occupancy	812	591	1,518	1,173
Restaurant operating expenses	1,480	1,032	2,926	2,007
General and administrative	1,625	1,177	3,639	2,391
Preopening expense	689	100	980	107
Depreciation and amortization	823	538	1,553	1,049
Total costs and expenses	12,306	8,550	23,541	16,683
(Loss) income from operations	(429)	369	(1,470)	247
Nonoperating income (expense):
Interest income	246	3	483	5
Interest expense	(75)	(179)	(154)	(363)
(Loss) income before provision for income taxes	(258)	193	(1,141)	(111)
Provision for income taxes	45	18	50	18
Net (loss) income	$(303)	$175	$(1,191)	$(129)
Net (loss) income per share :
Basic	$(0.05)	$0.12	$(0.21)	$(0.09)
Diluted	$(0.05)	$0.10	$(0.21)	$(0.09)
Weighted average shares used in computation:
Basic	5,793	1,463	5,762	1,463
Diluted	5,793	2,975	5,762	1,463

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Operating activities
Net loss	$(1,191)	$(129)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,553	1,049
Compensation expense for issuance of stock options and accelerated vesting of stock options	402	197
Amortization of debt discount	—	67
Change in operating assets and liabilities:
Receivables	(2,048)	424
Inventories	(81)	37
Prepaids and other current assets	(356)	(37)
Deferred offering costs	—	(378)
Accounts payable	394	(374)
Accrued expenses	639	(145)
Deferred rent	2,528	569
Net cash provided by operating activities	1,840	1,280
Investing activities
Purchase of property and equipment	(9,050)	(4,730)
Repayment of notes receivable	28	21
Increase in other assets	(17)	(18)
Net proceeds on purchase and sale of short-term investments	4,504	—
Net cash used in investing activities	(4,535)	(4,727)
Financing activities
Proceeds from issuance of notes payable	—	1,095
Repayments of notes payable	(375)	(271)
Proceeds from issuance of common stock	35	—
Net cash (used in) provided by financing activities	(340)	824
Net decrease in cash and cash equivalents	(3,035)	(2,623)
Cash and cash equivalents at the beginning of the period	4,466	3,098
Cash and cash equivalents at the end of the period	$1,431	$475

Supplemental disclosures of cash flow information
Cash paid for interest	$154	$296
Noncash investing activities
Increase (decrease) in accounts payable related to property and equipment additions	$1,552	$(249)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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
2.	Summary of Significant Accounting Policies

Cash

Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one day of the sales transaction. Under the Company’s cash management practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling $90,000 were included in accounts payable as of June 30, 2006.

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

For leases that commenced subsequent to January 1, 2006, straight-line rent expense incurred from the date of possession to the restaurant opening date is recorded as preopening expense in accordance with Financial Accounting Standards Board (“FASB”) Staff Position No. 13−1, Accounting for Rental Costs Incurred During a Construction Period (“FSP FAS No. 13-1”). For leases that commenced prior to January 1, 2006, rent expense incurred from the date of possession through the completion of construction was capitalized and included in property and equipment and amortized over the initial life of the lease.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Preopening Expense

Preopening expense, consisting primarily of manager salaries, advertising, travel, food and beverage, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred. Also, as a result of the adoption of FSP FAS No. 13-1 on January 1, 2006, straight−line rent recorded for the period between the date of possession and the restaurant opening date, which generally approximates five months, is included in preopening expense. As a result of the adoption of FSP FAS No. 13-1, our preopening costs were increased by approximately $154,000 and $225,000 during the three and six months ended June 30, 2006, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net (loss) income	$(303)	$175	$(1,191)	$(129)
Interest and amortization expense related to convertible subordinated promissory note, net of tax	—	108	—	—
	$(303)	$283	$(1,191)	$(129)
Denominator:
Weighted average shares — Basic	5,793	1,463	5,762	1,463
Effect of dilutive securities:
Stock options and warrants	—	178	—	—
Convertible shares	—	1,334	—	—
Weighted average shares — Diluted	5,793	2,975	5,762	1,463
Net (loss) income per share:
Basic	$(0.05)	$0.12	$(0.21)	$(0.09)
Diluted	$(0.05)	$0.10	$(0.21)	$(0.09)

At June 30, 2006, there were 521,157 stock options outstanding and 250,000 warrants outstanding for which the effect of issuing these options and warrants were excluded from the calculation of diluted net loss per share because they were anti-dilutive. For the six months ended June 30, 2005, approximately 1,470,000 shares of common stock issuable upon conversion of the convertible promissory note, Series A convertible preferred stock and stock options and warrants outstanding were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Recent Accounting Pronouncements

During December 2004, the FASB enacted SFAS No. 123-revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees. SFAS 123R requires the measurement of all share-based payments to employees and directors, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after December 15, 2005. We adopted SFAS 123R on January 1, 2006. See Note 5 for discussion of the impact of adopting SFAS 123R.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for our 2007 fiscal year. We are currently evaluating the impact, if any, that FIN 48 will have on our financial statements.

3.	Investments

The following is a summary of available-for-sale securities at June 30, 2006 (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
Auction rate municipal securities	$14,050	$—	$14,050
Government bonds	3,000	(14)	2,986
Corporate securities	2,646	(3)	2,643
	$19,696	$(17)	$19,679

The original maturity date for our government bonds and corporate securities is one year or less. Although original maturities of our auction rate securities are generally longer than one year, we have the right to sell these securities each auction date subject to the availability of buyers. The original maturity dates for these investments ranged from 2029 to 2044 at June 30, 2006. At December 31, 2005, there were no unrealized gains or losses on our available-for-sale securities.
4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Accrued payroll	$866	$798
Severance and related costs	378	—
Gift cards	289	395
Sales tax	318	299
Accrued rent	181	126
Other	934	709
	$2,966	$2,327

5.	Stock-Based Compensation

We maintain stock option plans which provide for discretionary grants of incentive stock options and non-qualified stock options to our employees, consultants, and non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under our plans as of June 30, 2006 totals 802,642 of which 281,485 shares were available for future issuance. Stock options granted under these plans are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant and generally expire five or ten years from the date of grant. Employee and consultant stock options generally vest 25 percent on the date of grant and 25 percent on each annual anniversary date thereafter. Non-employee director options vest 100 percent on the date of grant.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure−only provisions of SFAS No. 123, Accounting for Stock−Based Compensation. In accordance with APB No. 25, no stock-based compensation expense was recognized in our prior year net loss for grants of stock options to employees because we granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. However, share-based compensation expense of $151,000 was recognized for the six months ended June 30, 2005, as a result of the accelerated vesting of all outstanding unvested employee stock options.

Had we used the fair value method required by SFAS No. 123 for the three and six months ended June 30, 2005, our net income (loss) and net income (loss) per share would have been increased to the pro-forma amounts illustrated as follows (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss), as reported	$175	$(129)
Add: Stock-based compensation expense included in reported earnings, net of related tax effect(a)	—	151
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects(a)	(7)	(344)
Pro forma net income (loss)	$168	$(322)

Net income (loss) per share:
Basic, as reported	$0.12	$(0.09)
Basic, pro forma	$0.11	$(0.22)
Diluted, as reported	$0.10	$(0.09)
Diluted, pro forma	$0.09	$(0.22)

(a) Income taxes have been offset by a valuation allowance. See Note 7 of Notes to Consolidated Financial Statements.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. The adoption of SFAS 123R increased our three and six months ended June 30, 2006 reported operating loss, loss before income taxes and net loss by $211,000 and $402,000, respectively, and increased basic and diluted net loss per share by $0.04 per share and $0.07 per share, respectively.

Results of prior periods do not reflect any restated amounts and we had no cumulative effect adjustment upon adoption of SFAS 123R under the modified prospective method. Our policy is to recognize compensation cost for awards with only service conditions using a graded vesting schedule on a straight line basis over the requisite service period for the entire award.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience. The weighted-average grant date fair value of employee stock options granted during the three and six months ended June 30, 2006 was $4.44 and $4.23 per share, respectively, and was determined using the following weighted-average assumptions:

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Dividend yield	0.0%	0.0%
Expected volatility	36.5%	40.3%
Risk-free interest rate	5.0%	4.9%
Expected life (in years)	3.9	4.3

A summary of our stock option activity as of June 30, 2006, and changes during the six months then ended is presented in the following table:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2005	475,879	$5.56
Granted	228,000	10.98
Forfeited	(97,564)	5.05
Exercised	(85,158)	5.00
Outstanding options at June 30, 2006	521,157	$8.12	6.32 years	$2,543,000
Exercisable	373,907	$6.80	6.93 years	$2,319,000

As of June 30, 2006, there was approximately $509,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted average period of 1.31 years. The intrinsic value of options exercised during the six months ended June 30, 2006 was $392,000.

6.	Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in stockholders' equity, excluding changes in ownership interests. It is the sum of net income (loss) and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(303)	$175	$(1,191)	$(129)
Net unrealized losses on available-for-sale securities	(2)	—	(17)	—
Total comprehensive (loss) income	$(305)	$175	$(1,208)	$(129)

7.	Income Taxes

For the three months ended June 30, 2006 and 2005, we recorded income tax expense of $45,000 and $18,000, respectively. For the six months ended June 30, 2006 and 2005, income tax expense of $50,000 and $18,000, respectively, was recorded. Tax expense results from state income taxes due to our operations in states where no state net operating loss carryforwards are available. We have recorded valuation allowances for the full amount of our net deferred tax assets (including net operating loss and tax credit carryforwards) given that the “more likely than not” recoverability criteria has not been met in management’s opinion.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We currently own and operate eleven restaurants located in eight states. We offer freshly prepared food, personalized service, and a warm, contemporary ambiance that creates an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes and award-winning sushi as well as a variety of flavorful appetizers and entrees. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent high-quality meals. We believe that our offerings and generous portions offer our guests an attractive price-value proposition.

We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. To date, we have funded our restaurant development, working capital, and general corporate needs with cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. We opened new restaurants in Dallas, Texas; and Lincolnshire, Illinois during April 2006 and June 2006, respectively. We plan to open an additional three restaurants during 2006, which will expand our presence in new and existing markets. Our goal is for our new restaurants to generate annual unit volumes of $4.5 million within 24 months of opening. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.

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

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment and gains and losses on disposal of assets. We currently have no intangible assets or goodwill recorded on our consolidated balance sheet.

Interest Income. Interest income consists of interest earned on our cash and investments.

Interest Expense. Interest expense includes the cost of servicing our debt obligations, including the amortization of debt discounts.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2006 and 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Restaurant sales growth	33.2%	59.6%	30.4%	55.9%
Same store sales growth(1)	5.8%	4.3%	6.0%	5.3%
Average unit volume (in thousands)(2)	$1,331	$1,457	$2,545	$2,815
Sales per square foot (2)	$190	$207	$364	$399
Restaurant operating profit (in thousands) (3)	$2,708	$2,184	$4,702	$3,794
Restaurant operating profit as a percentage of sales (3)	22.8%	24.5%	21.3%	22.4%

(1)
Same store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(3)
Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to (loss) income from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and a reconciliation to (loss) income from operations, the most comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Restaurant sales	$11,877	$8,919	$22,071	$16,930
Costs and expenses:
Cost of sales	3,299	2,554	6,194	4,889
Labor	3,578	2,558	6,731	5,067
Occupancy	812	591	1,518	1,173
Restaurant operating expenses	1,480	1,032	2,926	2,007
Restaurant operating profit	2,708	2,184	4,702	3,794
Deduct - other costs and expenses
General and administrative	1,625	1,177	3,639	2,391
Preopening expense	689	100	980	107
Depreciation and amortization	823	538	1,553	1,049
(Loss) income from operations	$(429)	$369	$(1,470)	$247

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.8	28.6	28.1	28.9
Labor	30.1	28.7	30.5	29.9
Occupancy	6.8	6.6	6.9	6.9
Restaurant operating expenses	12.5	11.6	13.2	11.9
Restaurant operating profit	22.8	24.5	21.3	22.4
Deduct - other costs and expenses
General and administrative	13.7	13.2	16.5	14.1
Preopening expense	5.8	1.1	4.5	0.6
Depreciation and amortization	6.9	6.1	7.0	6.2
(Loss) income from operations	(3.6)%	4.1%	(6.7)%	1.5%

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Store Growth Activity
Beginning Restaurants	9	7
Openings	2	2
Closings	—	—
Total	11	9

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:

Accounting for Stock Options

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. The adoption of SFAS 123R increased our three and six months ended June 30, 2006 reported operating loss, loss before income taxes and net loss by $211,000 and $402,000, respectively, and increased basic and diluted net loss per share by $0.04 per share and $0.07 per share, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience. The weighted-average estimated value of employee stock options granted during the three and six months ended June 30, 2006 was $4.44 and $4.23 per share, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.8	28.6	28.1	28.9
Labor	30.1	28.7	30.5	29.9
Occupancy	6.8	6.6	6.9	6.9
Restaurant operating expenses	12.5	11.6	13.2	11.9
General and administrative	13.7	13.2	16.5	14.1
Preopening expense	5.8	1.1	4.5	0.6
Depreciation and amortization	6.9	6.1	7.0	6.2
Total costs and expenses	103.6	95.9	106.7	98.5
(Loss) income from operations	(3.6)	4.1	(6.7)	1.5
Nonoperating income (expense):
Interest income	2.1	—	2.2	—
Interest expense	(0.6)	(1.9)	(0.7)	(2.2)
(Loss) income before provision for income taxes	(2.1)	2.2	(5.2)	(0.7)
Provision for income taxes	0.4	0.2	0.2	0.1
Net (loss) income	(2.5)%	2.0%	(5.4)%	(0.8)%

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Restaurant Sales. Restaurant sales increased $3.0 million, or 33.2%, to $11.9 million during the second quarter of 2006 compared to $8.9 million during the second quarter of 2005. The sales increase is primarily a result of a $2.6 million increase associated with the opening of two new restaurants during the second quarter of 2006 and two restaurants during the third quarter of 2005 and a $0.4 million increase related to a 5.8% increase in same store sales. The increase in same store sales benefited from a price increase of approximately 1.5% implemented during March of 2006 and a price increase of approximately 1.3% taken in September of 2005.

Cost of Sales. Cost of sales as a percentage of restaurant sales decreased to 27.8% during the second quarter of 2006 from 28.6% during the prior year period. The reduction in cost of sales as a percentage of restaurant sales was primarily the result of continued focus on efficient operations and realization of economies of scale in the purchasing of food and beverage products as well as more favorable seafood and meat pricing.

Labor. Labor expenses as a percentage of restaurant sales increased to 30.1% during the second quarter of 2006 from 28.7% during the second quarter of 2005. This increase was primarily due to the impact of our newer restaurants which historically have lower sales and higher labor costs than our more mature restaurants and our Sugarland restaurant which currently has lower sales and higher labor costs than our other restaurants.

Occupancy. Occupancy expenses as a percentage of restaurant sales increased 0.2% to 6.8% during the second quarter of 2006 from 6.6% during the prior year period. The slight increase as a percentage of restaurant sales was primarily due to our Sugarland location which has lower sales and higher occupancy expenses as a percentage of sales compared to our other restaurants.

Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 0.9% to 12.5% during the second quarter of 2006 from 11.6% during the second quarter of 2005. The increase is primarily the result of increased costs for utilities and higher operating expenses as a percentage of restaurant sales for our recently opened restaurants.

General and Administrative. General and administrative expenses increased by $0.4 million to $1.6 million during the second quarter of 2006 from $1.2 million during the prior year period. The $0.4 million increase was primarily attributable to $0.2 million, or 1.8% of restaurant sales, of stock-based compensation attributed to the expensing of stock options upon adoption of SFAS 123R in 2006. General and administrative expenses also increased $0.2 million related to the addition of infrastructure to support our growth strategy and the reporting and compliance requirements of being a public company.

Preopening Expense. Preopening expense was $0.7 million during the second quarter of 2006 compared to $0.1 million during the second quarter of 2005. The increase in preopening expense primarily relates to the opening of our Dallas, Texas restaurant in April 2006 and our Lincolnshire, Illinois restaurant in June 2006, and preparations to open our Houston, Texas and Oakbrook, Illinois restaurants which are scheduled to open in the third and fourth quarters of 2006, respectively. Preopening expense also includes approximately $0.2 million of rent expense required to be expensed under Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. Prior to 2006, rental costs incurred during a construction period were capitalized and amortized over the initial term of the lease agreement.

Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million to $0.8 million during the second quarter of 2006 from $0.5 million during the prior year period. The increase was principally the result of the additional depreciation and amortization on two restaurants opened during the third quarter of 2005 and the Dallas, Texas restaurant opened in April 2006. Depreciation and amortization expense as a percentage of restaurant sales increased 0.8% to 6.9% during the second quarter of 2006 from 6.1% during the second quarter of 2005. The percentage increase was primarily due to the impact of higher average capital expenditures for our newer restaurants and lower sales volume at our Sugarland location.

Interest Income. Interest income of $0.2 million during the second quarter of 2006 increased $0.2 million from the second quarter of 2005 primarily due to interest income earned from the investment of proceeds from our initial public offering completed in August 2005.

Interest Expense. Interest expense decreased $0.1 million to $0.1 million during the second quarter of 2006 compared to $0.2 million during the prior year period. The decrease is primarily due to the reduction of interest on our convertible subordinated promissory note that was converted into common stock prior to our initial public offering.

Provision for Income Taxes. During both the second quarter of 2006 and 2005, we did not incur a federal income tax liability; however, we recorded state income taxes of $45,000 and $18,000 during the second quarter of 2006 and 2005, respectively, for states in which no state net operating loss carryforwards exist.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Restaurant Sales. Restaurant sales increased by $5.2 million, or 30.4%, to $22.1 million during the first six months of 2006 from $16.9 million during the first six months of 2005 primarily as a result of a $4.3 million increase associated with the opening of four new restaurants since the third quarter of 2005 and a $0.9 million increase related to a 6.0% increase in same store sales. The increase in same store sales also benefited from a price increase of approximately 1.5% implemented during March of 2006 and price increases of approximately 0.7% and 1.3% taken in April and September of 2005, respectively.

Cost of Sales. Cost of sales as a percentage of restaurant sales decreased to 28.1% during the first six months of 2006 from 28.9% during the prior year period. The reduction in cost of sales as a percentage of restaurant sales was primarily the result of continued focus on efficient operations and purchasing leverage as well as more favorable seafood and meat pricing.

Labor. Labor expenses as a percentage of restaurant sales increased to 30.5% during the first half of 2006 from 29.9% during the first half of 2005. This increase was primarily due to the impact of our Sugarland restaurant which currently has lower sales and higher labor costs than our other restaurants.

Occupancy. Occupancy expense as a percentage of restaurant sales remained consistent at 6.9% during both the first six months of 2006 and 2005.

Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 1.3% to 13.2% during the first six months of 2006 from 11.9% during the first six months of 2005. The increase is primarily the result of increased costs for utilities, higher repairs and maintenance costs and higher operating expenses as a percentage of restaurant sales for our recently opened restaurants.

General and Administrative. General and administrative expenses increased by $1.2 million to $3.6 million during the first half of 2006 from $2.4 million during the prior year period. The $1.2 million increase is primarily attributable to approximately $0.4 million of separation costs related to the retirement of our former president and chief executive officer and $0.6 million related to the planned addition of infrastructure to support our growth strategy and the reporting and compliance requirements of being a public company. Also, the first half of 2006 includes $0.4 million of stock-based compensation attributed to the expensing of stock options upon adoption of SFAS 123R as discussed previously. The first half of 2005 included $0.2 million of stock-based compensation expense related to the acceleration of vesting of outstanding options.

Preopening Expense. Preopening expense was $1.0 million during the first six months of 2006 compared to $0.1 million during the first six months of 2005. The increase in preopening expense primarily relates to the opening of two restaurants during the first half of 2006 as compared to none in the first half of 2005, in addition to $0.2 million in preopening expense for restaurants scheduled to open in the second half of 2006. Preopening expense also includes approximately $0.2 million of rent expense required to be expensed under FSP FAS No. 13-1, as discussed previously.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million to $1.5 million during the first half of 2006 from $1.0 million during the prior year period. The increase was primarily the result of the additional depreciation and amortization on four restaurants opened since the third quarter of 2005. Depreciation and amortization expense as a percentage of restaurant sales increased 0.8% to 7.0% during the first six months of 2006 from 6.2% during the first six months of 2005. The percentage increase was primarily the result of higher average capital expenditures for our recently opened restaurants and the impact of our Sugarland restaurant which is experiencing lower sales volumes than our other restaurants.

Interest Income. Interest income of $0.5 million during the first six months of 2006 increased $0.5 million from the first six months of 2005 primarily due to interest income earned from the investment of proceeds from our initial public offering completed in August 2005.

Interest Expense. Interest expense decreased $0.2 million to $0.2 million during the first half of 2006 compared to $0.4 million during the prior year period. The decrease is primarily due to the reduction of interest on our convertible subordinated promissory note that was converted into common stock prior to our initial public offering.

Provision for Income Taxes. During both the first six months of 2006 and 2005, we did not incur a federal income tax liability; however, we recorded state income taxes of $50,000 during the first six months of 2006 and $18,000 during the first six months of 2005 for states in which no state net operating loss carryforwards exist.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant development, working capital, and general corporate needs. We believe the proceeds from our initial public offering in August 2005 and cash generated from operations will be sufficient to meet our capital requirements through 2006. Beyond 2006, additional financing may be needed to fund working capital and restaurant development. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses and costs of construction, or other events, including those described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2005 may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that restrict our ability to operate our business.

Equipment Loans

As of June 30, 2006, we had six equipment term loans with lenders; each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $3.7 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $88,000. The loans mature between October 2006 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2005.

Cash Flows

      The following table summarizes our primary sources of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$1,840	$1,280
Investing activities	(4,535)	(4,727)
Financing activities	(340)	824
Net decrease in cash and cash equivalents	$(3,035)	$(2,623)

Operating Activities. During the first six months of 2006, net cash provided by operating activities was $1.8 million consisting of approximately $3.7 million in net cash used for our net loss, an increase in tenant improvement allowance receivables, prepaids and other current assets, and inventories offset by $5.5 million in net cash generated from the amortization of deferred rent, depreciation and amortization, an increase in accounts payable and accrued expenses, and non-cash stock-based compensation expense. During the first six months of 2005, net cash provided by operating activities was $1.3 million consisting primarily of depreciation and amortization, amortization of deferred rent, collection of tenant improvement allowances and non-cash compensation expenses, partially offset by payments of accounts payable and accrued expenses and expenditures advanced for our initial public offering.

Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used for investing activities was $4.5 million for the first half of 2006, reflecting $9.0 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to new restaurant openings and planned restaurant openings. Investing activities also include $4.5 million from the sale of investments to fund this construction. Net cash used for investing activities was $4.7 million for the first half of 2005, primarily related to funding construction in progress and the purchase of property and equipment for the Sugarland and San Antonio restaurants. We expect the cash investment cost of our prototype restaurant to range from $3.2 million to $3.8 million, excluding landlord tenant improvement allowances and excluding preopening expenses of approximately $0.4 million.

Financing Activities. Net cash used in financing activities was $0.3 million for the six months ended June 30, 2006 principally consisting of $0.4 million of principal payments on our equipment loans, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan. Net cash provided by financing activities was $0.8 million during the six months ended June 30, 2005 as a result of proceeds from equipment loans less related principal payments.

Off-Balance Sheet Arrangements

In September 2003, we sold the assets of Saki’s Pacific Rim Café. We continue to be financially responsible for the lease payments in the event the purchaser defaults on the lease. The lessor has obtained certain personal guarantees of the lease payments from the purchaser’s owners should they fail to perform under the lease. The total remaining lease payments due under the lease approximated $90,000 at June 30, 2006. The lease expires in January 2007.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Investments

A change in market price exposes us to market risk related to our short-term investments. We held approximately $19.7 million in available-for-sale securities as of June 30, 2006. A hypothetical 10% decline in the market value of those securities would result in a $2.0 million unrealized loss and a corresponding decline in their fair value. The hypothetical decline would not affect our cash flows unless the securities were disposed of.

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

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not applicable

Item 1A.	Risk Factors

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 4, 2006. The following items were voted on by our stockholders:

	For	Against	Abstain
1. Ratification of the election of one director (Marcus E. Jundt) to serve as Class I member of our Board of Directors for a term expiring in 2009	5,211,635	17,767	—

2. Proposal to amend the Company’s Certificate of Incorporation to decrease the number of authorized shares of common stock from 40,000,000 to 15,000,000 and to decrease the number of authorized shares of preferred stock from 20,000,000 to 2,000,000	3,380,958	3,481	1,300

3. Proposal to approve the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006	5,227,902	100	1,400

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

KONA GRILL, INC.

/s/ Marcus E. Jundt
Marcus E. Jundt
Chairman of the Board, President, and Chief Executive Officer

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

Date: August 4, 2006