Form 10-Q
period 2006-09-30
KONA GRILL INC
filed 2006-11-02
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51491

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	20-0216690 (I.R.S. Employer Identification No.)
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
Yes ☐          No ☑
As of November 1, 2006, there were outstanding 5,822,194 shares of the registrant’s common stock, par value $.01 per share.

PART I
FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,444	$4,466
Investments	17,894	24,200
Receivables	1,436	97
Inventories	469	403
Prepaids and other	718	161

Total current assets	21,961	29,327
Other assets	454	474
Property and equipment, net	36,534	22,617

Total assets	$58,949	$52,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,268	$1,599
Accrued expenses	3,388	2,327
Current portion of equipment notes	616	729

Total current liabilities	9,272	4,655
Equipment notes	2,858	3,313
Deferred rent	10,362	7,139

Total liabilities	22,492	15,107

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued at September 30, 2006 and 20,000,000 shares authorized, none issued at December 31, 2005	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 5,822,194 shares issued and outstanding at September 30, 2006 and 40,000,000 shares authorized, 5,706,420 shares issued and outstanding at December 31, 2005	58	57
Additional paid-in capital	41,278	40,467
Accumulated deficit	(4,872)	(3,213)
Accumulated other comprehensive loss	(7)	—

Total stockholders’ equity	36,457	37,311

Total liabilities and stockholders’ equity	$58,949	$52,418

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
Restaurant sales	$13,812	$9,455	$35,883	$26,385
Costs and expenses:
Cost of sales	3,962	2,699	10,156	7,588
Labor	4,311	2,873	11,042	7,940
Occupancy	905	600	2,423	1,773
Restaurant operating expenses	1,909	1,195	4,835	3,202
General and administrative	1,713	1,019	5,352	3,410
Preopening expense	491	462	1,471	569
Depreciation and amortization	1,157	602	2,710	1,651

Total costs and expenses	14,448	9,450	37,989	26,133

(Loss) income from operations	(636)	5	(2,106)	252
Nonoperating income (expense):
Interest income	240	91	723	96
Interest expense	(72)	(396)	(226)	(759)

Loss before provision for income taxes	(468)	(300)	(1,609)	(411)
Provision for income taxes	—	6	50	24

Net loss	$(468)	$(306)	$(1,659)	$(435)

Net loss per share :
Basic	$(0.08)	$(0.09)	$(0.29)	$(0.20)

Diluted	$(0.08)	$(0.09)	$(0.29)	$(0.20)

Weighted average shares used in computation:
Basic	5,805	3,570	5,776	2,165

Diluted	5,805	3,570	5,776	2,165

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Operating activities
Net loss	$(1,659)	$(435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,710	1,651
Compensation expense for issuance of stock options and accelerated vesting of stock options	665	197
Amortization of debt discount	—	343
Change in operating assets and liabilities:
Receivables	(1,339)	491
Inventories	(66)	(61)
Prepaids and other current assets	(557)	(222)
Accounts payable	1,698	(819)
Accrued expenses	1,061	441
Deferred rent	3,223	1,757

Net cash provided by operating activities	5,736	3,343
Investing activities
Purchase of property and equipment	(14,656)	(7,835)
Decrease in other assets	20	15
Net proceeds on purchase and sale of short-term investments	6,299	(23,900)

Net cash used in investing activities	(8,337)	(31,720)
Financing activities
Proceeds from issuance of notes payable	—	1,094
Repayments of notes payable	(568)	(449)
Proceeds from stock options exercised and employee stock purchases	147	38
Proceeds from the issuance of common stock, net of issuance costs	—	28,090

Net cash (used in) provided by financing activities	(421)	28,773

Net (decrease) increase in cash and cash equivalents	(3,022)	396
Cash and cash equivalents at the beginning of the period	4,466	3,098

Cash and cash equivalents at the end of the period	$1,444	$3,494

Supplemental disclosures of cash flow information
Cash paid for interest	$226	$416
Noncash investing and financing activities
Increase (decrease) in accounts payable related to property and equipment additions	$1,971	$(1,169)
Conversion of convertible promissory note to preferred stock	$—	$3,000
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
Reclassifications
Certain amounts shown in prior periods’ consolidated financial statements have been reclassified to conform to the current quarter consolidated financial statement presentation.
2. Summary of Significant Accounting Policies
Cash
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one day of the sales transaction. Under the Company’s asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $495,000 were included in accounts payable as of September 30, 2006.
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
Preopening Expense
Preopening expense, consisting primarily of manager salaries, advertising, travel, food and beverage, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred. Also, as a result of the adoption of FSP FAS No. 13-1 on January 1, 2006, straight-line rent recorded for the period between the date of possession and the restaurant opening date, which generally approximates five months, is included in preopening expense. As a result of the adoption of FSP FAS No. 13-1, our preopening costs were increased by approximately $95,000 and $320,000 during the three and nine months ended September 30, 2006, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Numerator:
Net loss	$(468)	$(306)	$(1,659)	$(435)

Denominator:
Weighted average shares — Basic	5,805	3,570	5,776	2,165
Effect of dilutive securities:
Stock options and warrants	—	—	—	—
Convertible shares	—	—	—	—

Weighted average shares — Diluted	5,805	3,570	5,776	2,165

Net loss per share:
Basic	$(0.08)	$(0.09)	$(0.29)	$(0.20)

Diluted	$(0.08)	$(0.09)	$(0.29)	$(0.20)

At September 30, 2006 and 2005, there were 580,339 and 488,479 stock options outstanding, respectively, and 250,000 warrants outstanding for which the effect of issuing these options and warrants were excluded from the calculation of diluted net loss per share because they were anti-dilutive.
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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our results of operations or financial condition.
3. Investments
The following is a summary of available-for-sale securities at September 30, 2006 (in thousands):

		Gross
		Unrealized	Estimated Fair
	Adjusted Cost	Losses	Value
Auction rate municipal securities	$14,250	$—	$14,250
Government bonds	3,000	(6)	2,994
Corporate securities	651	(1)	650

	$17,901	$(7)	$17,894

The original maturity date for our government bonds and corporate securities is one year or less. Although original maturities of our auction rate securities are generally longer than one year, we have the right to sell these securities each auction date subject to the availability of buyers. The original maturity dates for these investments ranged from 2029 to 2044 at September 30, 2006. At December 31, 2005, there were no unrealized gains or losses on our available-for-sale securities.
4. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Accrued payroll	$1,494	$798
Sales tax	384	299
Accrued rent	279	126
Gift cards	270	395
Business and income taxes	259	284
Other	702	425

	$3,388	$2,327

5. Stock-Based Compensation
We maintain stock option plans which provide for discretionary grants of incentive stock options and non-qualified stock options to our employees, consultants, and non-employee directors. These plans authorize the granting of stock options, restricted stock, and other types of awards consistent with the purpose of the plans. The number of shares authorized for issuance under our plans as of September 30, 2006 totals 763,024 of which 182,685 shares were available for future issuance. Stock options granted under these plans are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant and generally expire five or ten years from the date of grant. Employee and consultant stock options generally vest 25 percent on the date of grant and 25 percent on each annual anniversary date thereafter. Non-employee director options vest 100 percent on the date of grant.
Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, no stock-based

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
compensation expense was recognized in our prior year net loss for grants of stock options to employees because we granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. However, share-based compensation expense of $151,000 was recognized for the nine months ended September 30, 2005, as a result of the accelerated vesting of all outstanding unvested employee stock options.
Had we used the fair value method required by SFAS No. 123 for the three and nine months ended September 30, 2005, our net loss and net loss per share would have been increased to the pro-forma amounts illustrated as follows (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(306)	$(435)
Add: Stock-based compensation expense included in reported earnings, net of related tax effect(a)	—	151
Deduct: Total stock-based compensation income (expense) determined under fair value based method for all awards, net of related tax effect(a)	6	(341)

Pro forma net loss	$(300)	$(625)

Net loss per share:
Basic, as reported	$(0.09)	$(0.20)

Basic, pro forma	$(0.08)	$(0.29)

Diluted, as reported	$(0.09)	$(0.20)

Diluted, pro forma	$(0.08)	$(0.29)

(a)	Income taxes have been offset by a valuation allowance. See Note 7 of Notes to Consolidated Financial Statements.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. The adoption of SFAS 123R increased our three and nine months ended September 30, 2006 reported operating loss, loss before income taxes and net loss by $263,000 and $665,000, respectively, and increased basic and diluted net loss per share by $0.05 per share and $0.12 per share, respectively.
Results of prior periods do not reflect any restated amounts and we had no cumulative effect adjustment upon adoption of SFAS 123R under the modified prospective method. Our policy is to recognize compensation cost for awards with only service conditions using a graded vesting schedule on a straight line basis over the requisite service period for the entire award.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience. The weighted-average grant

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
date fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $5.48 and $4.61 per share, respectively, and was determined using the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Dividend yield	0.0%	0.0%
Expected volatility	37.1%	39.3%
Risk-free interest rate	4.6%	4.8%
Expected life (in years)	5.0	4.5
A summary of our stock option activity as of September 30, 2006, and changes during the nine months then ended is presented in the following table:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2005	475,879	$5.56
Granted	328,000	12.64
Forfeited	(98,764)	5.09
Exercised	(124,776)	5.60

Outstanding options at September 30, 2006	580,339	$9.63	5.84 years	$3,110,000

Exercisable	383,839	$7.79	6.42 years	$2,763,000

As of September 30, 2006, there was approximately $794,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements that is expected to be recognized over a weighted average period of 2.11 years. The intrinsic value of options exercised during the nine months ended September 30, 2006 was $660,000.
6. Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net income (loss) and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(468)	$(306)	$(1,659)	$(435)
Net unrealized gains (losses) on available-for-sale securities	9	—	(7)	—

Total comprehensive loss	$(459)	$(306)	$(1,666)	$(435)

7. Income Taxes
For the three months ended September 30, 2006 and 2005, we recorded income tax expense of $0 and $6,000, respectively. For the nine months ended September 30, 2006 and 2005, income tax expense of $50,000 and $24,000, respectively, was recorded. Tax expense results from state income taxes due to our operations in states where no state net operating loss carryforwards are available. We have recorded valuation allowances for the full amount of our net deferred tax assets (including net operating loss and tax credit carryforwards) given that the “more likely than not” recoverability criteria has not been met in management’s opinion.
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
Overview
We currently own and operate thirteen restaurants located in eight states, including our most recent restaurant in Oak Brook, Illinois which opened after the end of the third quarter. We offer freshly prepared food, personalized service, and a warm, contemporary ambiance that creates an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes and award-winning sushi as well as a variety of flavorful appetizers and entrees. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent high-quality meals. We believe that our offerings and generous portions offer our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. To date, we have funded our restaurant development, working capital, and general corporate needs with cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. During 2006, we opened four restaurants in Dallas, Texas; Houston, Texas; Lincolnshire, Illinois and Oak Brook, Illinois. We plan to open a restaurant in Naples, Florida in December 2006, which will complete our scheduled 2006 openings with five new restaurants. We plan to open six restaurants during 2007, which will expand our presence in both new and existing markets. Our goal is for our new restaurants to generate annual unit volumes of $4.5 million within 24 months of opening. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
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
Same-store Sales Growth. Same-store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same-store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. Same-store sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.
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
Cost of Sales. Cost of sales consists of food and beverage costs.
Labor. Labor includes all direct and indirect labor costs incurred in operations.
Occupancy. Occupancy includes all rent payments associated with the leasing of real estate, including base, percentage and straight-line rent, property taxes, and common area maintenance expense. We record tenant improvement allowances as a reduction of occupancy expense over the initial term of the lease.
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
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2006 and 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restaurant sales growth	46.1%	44.0%	36.0%	51.4%
Same-store sales growth (1)	4.0%	3.4%	5.1%	4.6%
Average unit volume (in thousands) (2)	$1,328	$1,335	$3,873	$3,917
Sales per square foot (2)	$190	$196	$554	$574
Restaurant operating profit (in thousands) (3)	$2,725	$2,088	$7,427	$5,882
Restaurant operating profit as a percentage of sales (3)	19.7%	22.2%	20.7%	22.3%

(1)	Same-store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same-store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(3)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to (loss) income from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and a reconciliation to (loss) income from operations, the most comparable GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Restaurant sales	$13,812	$9,455	$35,883	$26,385
Costs and expenses:
Cost of sales	3,962	2,699	10,156	7,588
Labor	4,311	2,873	11,042	7,940
Occupancy	905	600	2,423	1,773
Restaurant operating expenses	1,909	1,195	4,835	3,202

Restaurant operating profit	2,725	2,088	7,427	5,882

Deduct — other costs and expenses
General and administrative	1,713	1,019	5,352	3,410
Preopening expense	491	462	1,471	569
Depreciation and amortization	1,157	602	2,710	1,651

(Loss) income from operations	$(636)	$5	$(2,106)	$252

	Percentage of		Percentage of
	Restaurant Sales		Restaurant Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.7	28.5	28.3	28.8
Labor	31.2	30.4	30.8	30.1
Occupancy	6.6	6.3	6.7	6.7
Restaurant operating expenses	13.8	12.6	13.5	12.1

Restaurant operating profit	19.7	22.2	20.7	22.3

Deduct — other costs and expenses
General and administrative	12.4	10.8	14.9	12.9
Preopening expense	3.5	4.9	4.1	2.1
Depreciation and amortization	8.4	6.4	7.6	6.3

(Loss) income from operations	(4.6)%	0.1%	(5.9)%	1.0%

	Nine Months Ended	Year Ended
	September 30, 2006	December 31, 2005
Store Growth Activity
Beginning Restaurants	9	7
Openings	3	2
Closings	—	—

Total	12	9

Critical Accounting Policies and Estimates
There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
Accounting for Stock Options
Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards 123-revised 2004 (“SFAS 123R”), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. The adoption of SFAS 123R increased our three and nine months ended September 30, 2006 reported operating loss, loss before income taxes and net loss by $263,000 and $665,000, respectively, and increased basic and diluted net loss per share by $0.05 per share and $0.12 per share, respectively.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on historical experience. The weighted-average estimated value of employee stock options granted during the three and nine months ended September 30, 2006 was $5.48 and $4.61 per share, respectively.
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
Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.7	28.5	28.3	28.8
Labor	31.2	30.4	30.8	30.1
Occupancy	6.6	6.3	6.7	6.7
Restaurant operating expenses	13.8	12.6	13.5	12.1
General and administrative	12.4	10.8	14.9	12.9
Preopening expense	3.5	4.9	4.1	2.1
Depreciation and amortization	8.4	6.4	7.6	6.3

Total costs and expenses	104.6	99.9	105.9	99.0

(Loss) income from operations	(4.6)	0.1	(5.9)	1.0
Nonoperating income (expense):
Interest income	1.7	1.0	2.0	0.4
Interest expense	(0.5)	(4.2)	(0.6)	(2.9)

Loss before provision for income taxes	(3.4)	(3.1)	(4.5)	(1.5)
Provision for income taxes	—	0.1	0.1	0.1

Net loss	(3.4)%	(3.2)%	(4.6)%	(1.6)%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005
Restaurant Sales. Restaurant sales increased $4.3 million, or 46.1%, to $13.8 million during the third quarter of 2006 compared to $9.5 million during the third quarter of 2005. The sales increase is primarily a result of a $4.0 million increase associated with the opening of three new restaurants during 2006 and two restaurants opened during the third quarter of 2005, and a $0.3 million increase related to a 4.0% increase in same-store sales. The increase in same-store sales benefited from an effective menu price increase of approximately 2.3%.
Cost of Sales. Cost of sales as a percentage of restaurant sales increased to 28.7% during the third quarter of 2006 from 28.5% during the prior year period. Cost of sales for the third quarter of 2006 were negatively impacted by higher produce costs, as well as the impact of our recently opened restaurants which historically have lower sales volume and higher cost of sales than our more mature restaurants as it generally takes several months for our new restaurants to achieve operating efficiencies and planned sales levels.
Labor. Labor expenses as a percentage of restaurant sales increased to 31.2% during the third quarter of 2006 from 30.4% during the third quarter of 2005. This increase was primarily due to the impact of our recently opened restaurants which historically have lower sales and higher labor costs than our more mature restaurants as a result of operating inefficiencies typically associated with opening a new restaurant. In addition, we are paying higher average wages to attract qualified restaurant managers in 2006 as compared to 2005.
Occupancy. Occupancy expenses as a percentage of restaurant sales increased 0.3% to 6.6% during the third quarter of 2006 from 6.3% during the prior year period. The increase as a percentage of restaurant sales was primarily due to less leveraging of the fixed portion of occupancy expenses, due in part to lower sales volume at our Sugar Land restaurant.
Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 1.2% to 13.8% during the third quarter of 2006 from 12.6% during the third quarter of 2005. The increase is primarily the result of increased expenditures for advertising and promotion, higher utilities and increased staff training costs.
General and Administrative. General and administrative expenses increased by $0.7 million to $1.7 million during the third quarter of 2006 from $1.0 million during the prior year period. The $0.7 million increase was primarily attributable to $0.3 million, or 1.9% of restaurant sales, for stock-based compensation attributed to the expensing of stock options under SFAS 123R and $0.4 million related to the addition of personnel and infrastructure to support our growth strategy and the reporting and compliance requirements of being a public company.
Preopening Expense. Preopening expense was $0.5 million during both the third quarter of 2006 and 2005. Preopening expense incurred during the third quarter of 2006 primarily relates to the opening of our Houston, Texas restaurant in August 2006, the opening of our Oak Brook, Illinois restaurant in October 2006 and the planned opening of our Naples, Florida restaurant in December 2006. Preopening expense during the prior year period was related to the openings of our Sugar Land, Texas and San Antonio, Texas restaurants during the third quarter of 2005. Preopening expense for the 2006 periods also includes approximately $0.1 million of rent required to be expensed under Financial Accounting Standards Board Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. Prior to 2006, rental costs incurred during a construction period were capitalized and amortized over the initial term of the lease agreement.
Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million to $1.2 million during the third quarter of 2006 from $0.6 million during the prior year period. The increase was principally the result of the additional depreciation and amortization of three restaurants opened in 2006 and depreciation of the two restaurants opened during the third quarter of 2005. Depreciation and amortization expense also includes $0.1 million, or 1.0% of restaurant sales, of accelerated depreciation related to our decision earlier this year to retrofit our existing restaurants with a new point of sale system. Depreciation and amortization expense as a percentage of restaurant sales increased 2.0% to 8.4% during the third quarter of 2006 from 6.4% during the third quarter of 2005. The increase consisted of 1.0% for accelerated depreciation on our point of sale system discussed above and 1.0% due to the impact of higher average capital expenditures for our newer restaurants and lower sales volume at our Sugar Land location.
Interest Income. Interest income of $0.2 million during the third quarter of 2006 increased $0.1 million from the third quarter of 2005 primarily due to interest income earned from the investment of proceeds from our initial public offering completed in August 2005.
Interest Expense. Interest expense of $0.1 million during the third quarter of 2006 decreased $0.3 million from $0.4 million during the prior year period. The decrease is primarily the result of a $0.3 million one-time, non-cash charge to interest expense from the conversion of our convertible subordinated promissory note into common stock prior to our initial public offering.
Provision for Income Taxes. During both the third quarter of 2006 and 2005, we did not incur a federal income tax liability and did not record a provision for state income taxes during the third quarter of 2006. We recorded state income taxes of $6,000 during the third quarter of 2005 for states in which no state net operating loss carryforwards exist.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005
Restaurant Sales. Restaurant sales increased by $9.5 million, or 36.0%, to $35.9 million during the first nine months of 2006 from $26.4 million during the first nine months of 2005 primarily as a result of an $8.3 million increase related to two restaurants opened during the third quarter of 2005 and the opening of three new restaurants in 2006, and a $1.2 million increase related to a 5.1% increase in same-store sales. The increase in same-store sales also benefited from a price increase of approximately 1.5% implemented during March of 2006 and price increases of approximately 0.7% and 1.3% taken in April and September of 2005, respectively.
Cost of Sales. Cost of sales as a percentage of restaurant sales decreased to 28.3% during the first nine months of 2006 from 28.8% during the prior year period. The reduction in cost of sales as a percentage of restaurant sales was primarily the result of continued focus on efficient operations and purchasing leverage as well as more favorable seafood and meat pricing, partially offset by higher produce costs.
Labor. Labor expenses as a percentage of restaurant sales increased to 30.8% during the first nine months of 2006 from 30.1% during the prior year period. This increase was primarily due to the fact that our new restaurants experience higher labor cost for several months after opening as the restaurant management and employees become more efficient operating that unit. The increase in labor expenses as a percentage of sales is also attributed to our Sugar Land restaurant which currently has lower sales and higher labor costs than our other restaurants. In addition, we are paying higher average wages to attract qualified restaurant managers in 2006 as compared to 2005.
Occupancy. Occupancy expense as a percentage of restaurant sales remained consistent at 6.7% during the first nine months of 2006 and 2005.
Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 1.4% to 13.5% during the first nine months of 2006 from 12.1% during the prior year period. The increase is primarily the result of higher utilities cost, increased advertising and promotion costs, additional staff training costs, and higher repair and maintenance and supplies costs.
General and Administrative. General and administrative expenses increased by $1.9 million to $5.3 million during the first nine months of 2006 from $3.4 million during the prior year period. The $1.9 million increase is primarily attributable to $1.0 million related to the planned addition of corporate personnel and infrastructure to support our growth strategy and the reporting and compliance requirements of being a public company. In addition, during the first nine months of 2006, we incurred a net increase of $0.5 million for stock-based compensation attributed to the expensing of stock options. Also, the first nine months of 2006 includes approximately $0.4 million of separation costs related to the retirement of our former president and chief executive officer.
Preopening Expense. Preopening expense was $1.5 million during the first nine months of 2006 compared to $0.6 million during the prior year period. The increase in preopening expense primarily relates to the opening of three restaurants during the first nine months of 2006 as compared to two restaurants in the prior year period, in addition to $0.3 million in preopening expense for restaurants scheduled to open in the fourth quarter of 2006. Preopening expense also includes approximately $0.3 million of rent expense required to be expensed under FSP FAS No. 13-1, as discussed previously.
Depreciation and Amortization. Depreciation and amortization expense increased $1.0 million to $2.7 million during the first nine months of 2006 from $1.7 million during the prior year period. The increase was primarily the result of the additional depreciation and amortization on three restaurants opened in 2006 and two restaurants opened since the third quarter of 2005, as well as accelerated depreciation related to the retrofit of our existing restaurants with a new point of sale system. Depreciation and amortization expense as a percentage of restaurant sales increased 1.3% to 7.6% during the first nine months of 2006 from 6.3% during the first nine months of 2005. The percentage increase was primarily the result of the impact of our Sugar Land restaurant which is experiencing lower sales volumes than our other restaurants, in addition to higher average capital expenditures for our recently opened restaurants and accelerated depreciation related to the point of sale system discussed above.

Interest Income. Interest income of $0.7 million during the first nine months of 2006 increased $0.6 million from the first nine months of 2005 primarily due to interest income earned from the investment of proceeds from our initial public offering completed in August 2005.
Interest Expense. Interest expense was $0.2 million during the first nine months of 2006 compared to $0.8 million during the prior year period. The decrease is primarily due to a $0.3 million one-time, non-cash charge to interest expense recorded during the third quarter of 2005 from the conversion of our convertible subordinated promissory note, in addition to a reduction of interest expense on this note that was converted into common stock prior to our initial public offering.
Provision for Income Taxes. During both the first nine months of 2006 and 2005, we did not incur a federal income tax liability; however, we recorded state income taxes of $50,000 during the first nine months of 2006 and $24,000 during the first nine months of 2005 for states in which no state net operating loss carryforwards exist.
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
Equipment Loans
As of September 30, 2006, we had six equipment term loans with lenders; each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $3.5 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $88,000. The loans mature between October 2006 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2005.
Cash Flows
The following table summarizes our primary sources of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2006	2005
Net cash provided by (used in):
Operating activities	$5,736	$3,343
Investing activities	(8,337)	(31,720)
Financing activities	(421)	28,773

Net (decrease) increase in cash and cash equivalents	$(3,022)	$396

Operating Activities. During the first nine months of 2006, net cash provided by operating activities was $5.7 million due principally to the effect of amortization of deferred rent, depreciation and amortization, an increase in accounts payable and accrued expenses, and non-cash stock-based compensation, partially offset by an increase in tenant improvement allowance receivables and prepaids and other current assets. During the first nine months of 2005, net cash provided by operating activities was $3.3 million consisting primarily of depreciation and amortization, the amortization of deferred rent, collection of tenant improvement allowances, and non-cash compensation expenses, partially offset by payments of accounts payable and an increase in prepaids and other current assets.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used for investing activities was $8.3 million for the first nine months of 2006, reflecting $14.6 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to new restaurant openings and planned restaurant openings. Investing activities also include proceeds of $6.3 million from the sale of investments to fund this construction. Net cash used for investing activities was $31.7 million for the first nine months of 2005, of which $23.9 million was used to purchase short-term investments and $7.8 million relates to funding construction in progress and the purchase of property and equipment for the Sugar Land and San Antonio restaurants. We expect the cash investment cost of our prototype restaurant to range from $3.2 million to $3.8 million, excluding landlord tenant improvement allowances and excluding preopening expenses of approximately $0.4 million.

Financing Activities. Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2006 principally consisting of $0.6 million of principal payments on our equipment loans, partially offset by proceeds from the issuance of common stock from the exercise of stock options and stock issued under our employee stock purchase plan. Net cash provided by financing activities was $28.8 million during the nine months ended September 30, 2005 consisting primarily of $28.1 million of net proceeds from our initial public offering and $0.6 million in proceeds from equipment loans less related principal payments.
Off-Balance Sheet Arrangements
In September 2003, we sold the assets of Saki’s Pacific Rim Café. We continue to be financially responsible for the lease payments in the event the purchaser defaults on the lease. The lessor has obtained certain personal guarantees of the lease payments from the purchaser’s owners should they fail to perform under the lease. The total remaining lease payments due under the lease approximated $50,000 at September 30, 2006. The lease expires in January 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Investments
A change in market price exposes us to market risk related to our short-term investments. We held approximately $17.9 million in available-for-sale securities as of September 30, 2006. A hypothetical 10% decline in the market value of those securities would result in a $1.8 million unrealized loss and a corresponding decline in their fair value. The hypothetical decline would not affect our cash flows unless the securities were disposed of.
Primary Market Risk Exposures
Our primary market risk exposures are in the areas of commodity costs, labor costs, and construction costs. Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks. Our labor costs may be impacted by proposed legislation to increase the minimum wage rate as many of our employees are paid labor rates related to federal and state minimum wage laws. We have exposure to rising construction costs, which may impact our actual cost to develop new restaurants. Although the cost of restaurant construction will not impact significantly the operating results of the restaurant, it would impact the return on investment for such restaurant.
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
Item 4. Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 2, 2006