Form 10-K
period 2006-12-31
KONA GRILL INC
filed 2007-03-16
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-51491
Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7150 East Camelback Road, Suite 220
Scottsdale, Arizona 85251
(480) 922-8100
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act.
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
Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the registrant’s common stock as reported on the NASDAQ Global Market on June 30, 2006 was $64,457,185. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 9, 2007, there were 5,860,710 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2006
Statements Regarding Forward-Looking Statements
The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1A, “Risk Factors.”

PART I

Item 1.	Business
Overview
Kona Grill restaurants offer freshly prepared food, personalized service, and a contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items also incorporate over 40 signature sauces and dressings that we make from scratch, creating broad based appeal for the lifestyle and taste trends of a diverse group of guests, including everyday diners, couples, larger social groups, families, singles, and empty-nesters as well as special occasion customers. Our menu is standardized for all of our restaurants allowing us to deliver consistent, high quality meals.
Our restaurants accommodate approximately 275 guests and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to appeal and encourage repeat visits with regular guests. We locate our restaurants in high-activity areas such as retail centers, shopping malls, urban power dining locations, lifestyle centers, and entertainment centers that are situated near commercial office space and residential housing to attract guests throughout the day. Our restaurants are designed to satisfy our guests’ dining preferences during lunch, dinner, and non-peak periods such as late afternoon and late night.
As of March 9, 2007, we owned and operated 15 upscale casual dining restaurants in nine states. We opened five restaurants during 2006 to expand our concept in the following markets: Dallas and Houston, Texas; Oak Brook and Lincolnshire, Illinois; and Naples, Florida. We plan to open six restaurants during 2007 as we continue to expand our national presence. We opened our first restaurant of 2007 in Austin, Texas on March 9, 2007. Additional scheduled openings in 2007 include new markets such as Troy, Michigan; Baton Rouge, Louisiana; Stamford, Connecticut, and one location to be named at a later date, as well as the expansion of our presence in the Phoenix market with a location in Gilbert, Arizona. We believe our concept has the potential for over 100 restaurants nationwide.
We believe that our vast array of offerings and generous portions combined with an estimated average check per guest during 2006 of approximately $22 offers our guests an attractive price-value proposition. This value proposition, coupled with our multiple daypart model and exceptional service, have created an attractive business model. Furthermore, our restaurant model provides us with considerable growth opportunities to develop the Kona Grill concept nationwide.
Our executive offices are located at 7150 East Camelback Road, Suite 220, Scottsdale, Arizona 85251, and our telephone number is (480) 922-8100. Our website is located at www.konagrill.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating Committees; our Code of Business Conduct and Ethics, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.
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

Competitive Strengths
We believe that the key strengths of our business include the following:
•
Innovative Menu Selections with Mainstream Appeal. We offer a freshly prepared menu that combines a diverse selection of mainstream American selections as well as a variety of appetizers and entrees with an international influence, and award-winning sushi to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 proprietary sauces and dressings further differentiate our menu items and help create an exceptional meal while allowing our guests to experience new foods and tastes as well as share their everyday favorite choices with others. With an average check during 2006 of approximately $22 per guest or $15 per guest, excluding alcoholic beverages, we believe we provide an exceptional price/value proposition that helps create a lasting relationship between Kona Grill and our guests.

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

•
Attractive Unit Economics. During 2006, the average unit volume of our nine restaurants open for at least 12 months was $4.8 million, or $678 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverage our fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for our new restaurants to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expense. Our restaurant cash flow provides us the prospect of strong financial returns on this investment.

Growth Strategy
We believe that there are significant opportunities to grow our sales, our concept, and our brand throughout the United States. The following sets forth the key elements of our growth strategy.
Pursue Disciplined Restaurant Growth
We adhere to a disciplined site selection process and intend to continue expanding Kona Grill restaurants in both new and existing markets that meet our demographic, real estate, and investment criteria. Over the next several years, we plan to open the majority of our restaurants in new markets to continue to build awareness of our concept and to establish Kona Grill as a national upscale casual brand. During 2006, we opened five new restaurants, four of which were located in new markets and one in an existing market. Our expansion plans do not involve any franchised restaurant operations.
We plan to pursue locations that will enable us to maximize the use of outdoor patio seating. We believe the location of our restaurants plays a key role in our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. We maintain a disciplined and controlled site selection process involving our management team and Board of Directors. Our site selection criteria for new restaurants includes locating our restaurants near high activity areas such as retail centers, shopping malls, urban power dining locations, lifestyle centers, and entertainment centers. In addition, we focus on areas that have above-average income populations, have high customer traffic throughout the day from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers.
Our growth strategy for developing new restaurants also includes expansion in existing markets. Operating multiple restaurants in existing markets enables us to leverage our training resources and gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we are well known and we are able to utilize existing associates in new restaurants.
We plan to open six new restaurants during 2007, including our Austin, Texas restaurant that opened on March 9, 2007, and restaurants in Troy, Michigan; Baton Rouge, Louisiana; Gilbert, Arizona; and Stamford, Connecticut, as well as one restaurant to be named at a later date. We have signed leases for five of these six new restaurants and the remaining lease is in the process of negotiation.
Grow Existing Restaurant Sales
Our goal for existing restaurants is to improve our unit volumes through ongoing local marketing efforts designed to generate awareness and trial of our concept and increase the frequency of guest visits. During 2006, our comparable restaurants, which include those open for more than 18 months, generated same store sales increases of 4.0%.
We intend to continue to evaluate operational initiatives designed to increase sales at our restaurants. For example, we enclosed certain of our patios in cooler climate locations to permit the use of our patio year round and increase restaurant sales. We also design certain of our restaurants with adaptable modules to provide reconfigurable private dining rooms when needed, which will provide us flexibility to book private parties and special events. We believe by emphasizing operating in multiple dayparts, we are able to increase sales and leverage both development and fixed operating costs by operating during a greater number of hours during any given day. In addition, to date we have not utilized extensive advertising or marketing programs to promote our restaurants. We believe we can generate additional sales through these programs at a reasonable expense per restaurant.

Leverage Depth of Existing Corporate Infrastructure
We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the United States. During 2005 and 2006, we made significant investments in our corporate infrastructure by hiring senior management, operating, human resources, real estate, and construction personnel; implementing purchasing, management, and information systems; and establishing financial controls to minimize risks associated with our current growth strategy. As we continue to realize the benefits of our growth, we believe that we will be able to leverage our investments in our corporate infrastructure and realize benefits from the increasing sales that our company generates.
Unit Economics
Our prototype restaurant for 2007 is 6,500 square feet (reduced from 7,000 square feet in prior years) and has seating for approximately 275 guests, including patio seats. We target prototype average unit volume to be $4.5 million annually following 24 months of operations, or sales per square foot of $692. During 2006, the average unit volume of our nine restaurants open at least 12 months was $4.8 million, or $678 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverages our fixed costs, and makes us a desirable tenant for landlords.
The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. The average cash investment cost for all of our restaurants opened since the beginning of 2002 was approximately $2.4 million, net of tenant improvement allowances and excluding preopening expenses. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding preopening expense of approximately $0.4 million.
We believe that our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2006.
Sales by Daypart

	Year Ended
	December 31, 2006
	Sales	Percent
	(Dollars in thousands)
Lunch	$11,575	23%
Open to 3:00 p.m.
Dinner	25,889	51%
5:00 to 9:00 p.m.
Non-Peak	13,229	26%
3:00 p.m. to 5:00 p.m. and 9:00 p.m. to Close

Total All Day	$50,693	100%

Menu
The Kona Grill menu offers guests a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including a broad selection of award-winning sushi. This broad menu is an important factor in our differentiation from the other upscale dining competitors. We are well-known for our selection of over 40 signature sauces and dressings. Our sauces and dressings distinguish and compliment our dishes, creating delicious flavor profiles and artistic presentations for our guests. All of our menu items are freshly prepared using high quality ingredients and adhere to food standards that we believe are much closer to fine dining than typical casual dining.
Our menu features a selection of appetizers, pizzas, sandwiches, salads, noodle dishes, signature entrees, and desserts. We round out our menu with over 80 hand-made award-winning sushi choices. Our menu includes socially interactive items that can be eaten individually or easily shared amongst guests such as our Chicken Satay appetizer served with a sweet-hoisin dipping sauce and our Garlic Shrimp Pizza with a roasted red pepper pizza sauce. Our signature entrees feature our various sauces and offer guests generous portions that are impressive in presentation and in taste. For example, our popular Macadamia Nut Chicken is served with our special shoyu-cream sauce accompanied by wok-tossed vegetables and white cheddar mashed potatoes; our Sweet-Chili Glazed Salmon served with shrimp and pork fried rice, Szechwan beans and a coconut-curry vinaigrette; and our Pan-Seared Ahi Tuna is served over steamed white rice with a sweet-chili sauce accompanied by sautéed baby bok choy.

We are also known for our broad assortment of sushi that includes traditional favorites as well as distinct specialty items such as our Seven-Spice Tuna Sashimi Salad made with tuna sashimi, cucumber, smelt roe and sprouts with motoyaki sauce, or our Jalapeno Yellowtail Sashimi with a slice of jalapeno and cilantro with ponzu sauce. We have designed our sushi menu with a combination of both straight-forward and unintimidating selections such as our California Roll as well as more sophisticated items such as our Spider Roll made with soft shell crab, avocado, and cucumber wrapped in seaweed and soy paper and served with eel sauce. Our menu, coupled with our sushi selections, offers ample choices for health conscious guests, which the National Restaurant Association expects will continue to be a point of focus in the future.
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
The versatility of our menu enables us to provide our guests with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods as well as to serve our guests for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. Furthermore, each restaurant offers a separate children’s menu.
Menu prices range from $3.75 to $12.25 for appetizers and soups, $5.00 to $10.75 for salads, $7.95 to $29.95 for sandwiches and lunch entrees, $8.50 to $29.95 for dinner entrees, and $3.75 to $31.00 for our sushi selections ranging from a single sushi item up to our assorted 18-piece Sashimi Platter. During 2006, our estimated average guest check was approximately $15 excluding alcoholic beverages, and $22 including alcoholic beverages. Based upon our innovative high-quality recipes, generous portions, and flexible price points we believe we provide our guests exceptional value that allows us to attract a diverse customer base and increase the frequency of dining visits to our upscale casual restaurants.
We provide a uniform menu in all of our restaurants and do not feature daily specials, allowing us to deliver consistent, high-quality food at every location. We review our menu and consider enhancements to existing items or the introduction of new items based on customer feedback, which helps assure that we are meeting the needs of our guests.
Alcoholic beverage sales represented approximately 33% of our total restaurant sales during 2006. Our guests enjoy an extensive selection of approximately 20 domestic and imported bottled and draft beers, over 50 selections of wines by the bottle, 50 wines by the glass and a broad selection of liquors and specialty cocktail drinks.
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

Our main dining room area offers a combination of booth seating and larger central tables. Our full service bar area and covered outdoor patio offer not only a high-energy, socially interactive area for our guests to enjoy appetizers or sushi while they wait to dine with us, but also serves as a destination for many of our frequent guests who visit us during our late afternoon and late night periods. Our bar area is strategically placed to ensure that families and other groups that may prefer a quieter, more intimate dining experience are not disturbed. Our sushi bar provides yet another dining alternative for singles, couples, and our guests with more sophisticated, health conscious, or adventuresome tastes.
Our restaurant interiors utilize a combination of warm earth tones, rich mahogany wood finishes, and oversized silver gilded mirrors. We showcase our signature 2,000 gallon saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral in each of our restaurants and ensure that it can be seen from both our main dining area and our bar area. Our bars are made of granite and compliment our mahogany finishes to enhance our contemporary design. We use a variety of directional lighting, featuring shiitake mushroom-shaped ceiling lights, to deliver a warm glow throughout our restaurants and we adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the choice of television programming in our bar area. Our exhibition-style kitchens are brightly lit to display our kitchen staff at work. Our covered outdoor patio areas seat an average of 60 guests. We utilize state-of-the-art heating technology suspended from our roofs to allow us to maximize the use of our patios throughout most of the year while avoiding obtrusive heating mechanisms that could detract from our upscale ambiance.
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

Restaurant Locations
As of March 9, 2007, we operated 15 restaurants in nine states. We lease all of our restaurant sites under lease terms that vary by restaurant; however, we generally lease space for 10 years and negotiate at least two five-year renewal options. The following table sets forth our restaurant locations as of March 9, 2007 and anticipated openings for 2007, excluding one additional restaurant location to be named at a later date.

		Year		Square		Number of
State	City	Opened		Footage		Seats (l)
Arizona	Scottsdale	1998		5,964		274
Arizona	Chandler	2001		7,389		326
Missouri	Kansas City	2002		7,455		222
Nevada	Las Vegas	2003		7,380		295
Colorado	Denver	2004		5,920		243
Nebraska	Omaha	2004		7,415		304
Indiana	Carmel	2004		7,433		295
Texas	Sugar Land	2005		7,127		285
Texas	San Antonio	2005		7,200		256
Texas	Dallas	2006		6,872		299
Illinois	Lincolnshire	2006		7,020		305
Texas	Houston	2006		7,459		315
Illinois	Oak Brook	2006		6,999		298
Florida	Naples	2006		7,040		276
Texas	Austin	2007		6,890		298
Michigan	Troy	2007	(2)	7,000	(2)	280	(2)
Louisiana	Baton Rouge	2007	(2)	7,000	(2)	275	(2)
Arizona	Gilbert	2007	(2)	6,850	(2)	285	(2)
Connecticut	Stamford	2007	(2)	7,650	(2)	305	(2)

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

(2)	Anticipated opening during 2007. Square footage and number of seats for new restaurants are estimates.
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

These sites generally include high-volume retail centers, regional malls, lifestyle and entertainment centers and urban power dining locations.
We thoroughly analyze each prospective site before presenting the site to our Real Estate Committee, comprised of three members of the Board of Directors and executive management, for review. Prior to committing to a restaurant site and signing a lease, at least three members of our senior management team review the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria.
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
Restaurant Operations
Executive and Restaurant Management
Our executive management team continually monitors restaurant operations, inspects individual restaurants to assure the quality of products and services and the maintenance of facilities, institutes procedures to enhance efficiency and reduce costs, and provides centralized support systems. Our Chief Operating Officer has primary responsibility for managing our restaurants and participates in analyzing restaurant-level performance and strategic planning. We currently employ two district managers who report directly to our Chief Operating Officer and oversee our restaurants, supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant. As we expand our operations, we expect to hire additional district managers who will each oversee 8 to 10 restaurants.
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
Recruitment and Retention
We seek to hire experienced restaurant personnel who are committed to the standards maintained by our company. We also believe that our unit volume, the image and atmosphere of the Kona Grill concept, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We support our restaurant management personnel by offering competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement. Furthermore, our general managers, assistant general managers, and kitchen managers share in a bonus tied to the overall profitability of their restaurant. We believe that our compensation package for our managers and restaurant employees is comparable to those provided by other upscale casual restaurants. We believe our compensation policies help us attract quality personnel and retain them at turnover rates lower than those generally experienced by our competitors.
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
We utilize an integrated information system as well as manual reporting to manage the flow of information within each of our restaurants and between our restaurants and the corporate office. This system includes a customized Aloha point-of-sales (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, schedule labor, and produce a variety of management reports. Our information system is integrated with our financial reporting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.
We transmit electronically to the corporate office on a daily basis select information that we capture from the POS system. Our corporate information system enables senior management to monitor operating results with daily and weekly sales analysis, monthly detailed profit statements, and comparisons between actual and budgeted operating results. We intend to utilize further the capacity of the POS system and implement new systems to support unit management controls and operations in the future. We believe our information systems to be secure and scalable as we build our organization.
Advertising and Marketing
During 2006, our marketing and advertising expenditures were $0.7 million, or 1.5% of our restaurant sales. We expect to continue to invest a similar or increased percentage of restaurant sales in marketing efforts in the future, primarily in connection with driving comparable restaurant sales and supporting new restaurant openings. Our ongoing marketing strategy consists of local advertising on radio and in select print mediums, various public relations activities, direct mail, and word-of-mouth recommendations. We believe that word-of-mouth recommendations are a key component in driving guest trial and usage.

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
We believe we compete favorably with respect to each of these factors, as follows:
•	We offer a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items;
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
Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. Some states have set minimum wage requirements higher than the current federal level. Specifically, Arizona, Colorado, Florida, Illinois, Missouri, and Nevada where we currently operate eight of our 15 restaurants have a minimum wage that is higher than the federal level. Additionally, Connecticut and Michigan, where we plan on opening new restaurants in 2007, also have a state minimum wage that is higher than the federal level. A significant number of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, increases in the federal minimum wage will increase labor costs. An increase in the minimum wage rate or the cost of workers’ compensation insurance, or changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our company. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.
Employees
As of March 5, 2007, we employed 1,761 persons of whom approximately 29 were corporate management and staff personnel, 108 were restaurant managers or trainees, and 1,624 were employees in nonmanagement restaurant positions. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be good.

Executive Officers
The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Marcus E. Jundt	41	Chairman of the Board, President, and Chief Executive Officer
Jason J. Merritt	42	Executive Vice President and Chief Operating Officer
Mark S. Robinow	50	Executive Vice President, Chief Financial Officer, and Secretary
Marcus E. Jundt has served as our President and Chief Executive Officer since July 2006, as Chairman of the Board since March 2004, and as a director of our company since September 2000. Prior to joining our company, Mr. Jundt served as Vice Chairman and Portfolio Manager of the investment advisory firm of Jundt Associates, Inc. From November 1988 to March 1992, Mr. Jundt served as a research analyst for Victoria Investors covering the technology, health care, financial services, and consumer industries. From July 1987 until October 1988, Mr. Jundt served in various capacities on the floor of the Chicago Mercantile Exchange with Cargill Investor Services. Mr. Jundt also serves as a director of Minnetonka Capital Investment and Spineology, both private companies.
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
Risks Related To Our Business
We have a limited operating history and a limited number of restaurants upon which to evaluate our company, and you should not rely on our history as an indication of our future results.
We currently operate 15 restaurants, six of which have operated for less than 12 months. Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:
•	our ability to execute effectively our business strategy;

•	our ability to successfully select and secure sites for our Kona Grill concept;

•	the operating performance of new and existing restaurants;

•	competition in our markets;

•	consumer trends; and

•	changes in political or economic conditions.

Our average unit volume and same store sales may not increase at rates achieved over recent periods. Two of our newest restaurants opened with average unit volumes significantly below the average unit volume of our initial four restaurants. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.
We have a history of losses and we may never achieve profitability.
We incurred net losses in each of 2002, 2003, 2005, and 2006. We may incur net losses in 2007, and possibly longer. We expect that our expenses for the foreseeable future will increase in order to continue the preparation and development of additional restaurants and to meet the requirements of being a public company. We may find that these efforts are more expensive than we currently anticipate or that our expansion efforts do not result in proportionate increases in our sales, which would further increase our losses. We cannot predict whether we will be able to achieve profitability in the future.
Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the expenses required to open new restaurants.
We currently operate 15 restaurants, five of which opened during 2006, and we expect to open six restaurants in 2007, one of which opened during March 2007. The capital resources required to develop each new restaurant are significant. We estimate that the cost of opening a new Kona Grill restaurant currently ranges from $3.2 million to $3.7 million, exclusive of landlord tenant improvement allowances and preopening expenses and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the average unit volumes of our new restaurants may cause our results of operations to fluctuate significantly, and poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect our company, making the investment risks related to any one location much larger than those associated with most other restaurants.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
We plan to open six restaurants in 2007 which will be the most single-year restaurant openings we have had in our history. This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls, and information systems. These increased demands may adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be adversely affected.
If we do not successfully expand our restaurant operations, our growth and results of operations could be harmed significantly.
A critical factor in our future success is our ability to expand successfully our restaurant operations. We currently plan to open six restaurants during 2007, and we continue to actively seek additional locations to open new restaurants. If we do not successfully open and operate new restaurants, our growth and results of operations could be harmed significantly. Our ability to open new restaurants in a timely manner and operate them profitably depends upon a number of factors, many of which are beyond our control, including the following:
•	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;
•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

•	the availability of landlord tenant improvement allowances in amounts similar to what we have received historically;
•	construction and development costs;
•	labor shortages or disputes experienced by our landlords or outside contractors;
•	unforeseen engineering or environmental problems with the leased premises;
•	weather conditions or natural disasters; and
•	general economic conditions.
Each of these factors could delay or prevent us from successfully opening and operating new restaurants, which would adversely affect our growth and results of operations.
Unexpected expenses and low market acceptance of our restaurant concept could adversely affect the profitability of restaurants that we open in new markets.
As part of our expansion strategy, we plan to open restaurants in markets in which we have no prior operating experience and in which our brand may not be well known. For example, we have opened or expect to open new restaurants in Austin, Texas; Troy, Michigan; Baton Rouge, Louisiana; and Stamford, Connecticut, all markets in which we have no existing restaurants. These new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than restaurants in our existing markets. As a result, we may incur costs related to the opening, operation, and promotion of these new restaurants that are greater than those incurred in existing markets. Due to these factors, sales at restaurants opening in new markets may take longer to achieve average unit volumes compared with our existing restaurants, if at all, which would adversely affect the profitability of those new restaurants.
Our restaurants are subject to natural disasters and other events which are beyond our control and for which we may not be able to obtain insurance at reasonable rates.
We endeavor to insure our restaurants against terrorism, wind, flood, and other disasters, but we may not be able to obtain insurance for these types of events for all of our restaurants at reasonable rates. A devastating natural disaster or other event in the vicinity of one of our restaurants could result in substantial losses and have a material adverse affect on our results of operations.
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
Changes in our restaurant operations, acceleration of our restaurant expansion plans, lower than anticipated restaurant sales, increased food or labor costs, increased property expenses, or other events, including those described in this report, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing may involve significant cash payment obligations, covenants, and financial ratios that may restrict our ability to operate and grow our business.
The successful management of our restaurant operations and growth may suffer because our senior management team has a limited history of working together.
Our success depends, in large part, upon the services of our senior management team. Our Chief Executive Officer has held his position for less than a year and our Chief Financial Officer has been in place for less than three years. Although these individuals have vast business experience, these executives do not have previous experience with us and we cannot assure you that they will fully integrate themselves into our business or that they will manage effectively our growth. Our failure to assimilate these executives, the failure of our senior management team to work together effectively, or the loss of any of these executives, could adversely affect our business, financial condition, and results of operations. We do not carry key life insurance on any of our executive officers.
Risks Related To The Restaurant Industry
Negative publicity surrounding our restaurants or the consumption of beef, seafood, poultry, or produce generally, or shifts in consumer tastes, could negatively impact the popularity of our restaurants, our sales, and our results of operations.
The popularity of our restaurants in general, and our menu offerings in particular, are key factors to the success of our operations. Negative publicity resulting from poor food quality, illness, injury, or other health concerns, whether related to one of our restaurants or to the beef, seafood, poultry, or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A, mercury poisoning, and outbreaks of “mad cow,” “foot-and-mouth,” or “bird flu” disease), or operating problems related to one or more of our restaurants, could make our brand and menu offerings less appealing to consumers. In addition, other shifts in consumer preferences away from the kinds of food we offer, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect our sales and results of operations. If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be harmed and we will not achieve profitability.

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
Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, advertising, wholesale purchasing, and inventory control. In certain states, including states where we have existing restaurants or where we plan to open restaurants in the near term, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing approximately 33% of our sales during 2006. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our existing restaurants and our growth strategy.
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
Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified restaurant employees, including restaurant general managers and kitchen managers, necessary to continue our operations and keep pace with our growth. This ability is especially critical to our company because of our relatively small number of existing restaurants and our current development plans. If we are unable to identify, and attract a sufficient number of qualified employees, we will be unable to open and operate the new locations called for by our development plans.
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
If general economic and political conditions deteriorate, consumer spending may decline, which would adversely affect our sales and results of operations.
The restaurant industry is vulnerable to changes in economic and political conditions. In particular, future terrorist attacks and military and governmental responses and the prospect of future wars may exacerbate negative changes to economic conditions. When economic or political conditions deteriorate, our guests may reduce their level of discretionary spending. We believe that a decrease in discretionary spending could impact the frequency with which our guests choose to dine out or the amount they spend on meals while dining out, thereby adversely affecting our sales and results of operations. Additionally, a decrease in discretionary spending could adversely affect our ability to price our menu items at favorable levels, adversely affecting our sales and results of operations.
Risks Related To Ownership Of Our Common Stock
The market price for our common stock may be volatile.
There was no public market for our common stock prior to our initial public offering in August 2005, and an active and liquid public market for our common stock may not develop or be sustained. This risk is particularly applicable to our common stock because of the thinly traded public market for our common stock. Many factors could cause the market price of our common stock to rise and fall, including but not limited to the following:
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
Investors affiliated with our Chairman, President, and Chief Executive Officer, Marcus Jundt, together beneficially own approximately 26% of our outstanding common stock. In addition, three of our directors (including Mr. Jundt) are affiliated with Mr. Jundt and Jundt Associates. As a result, Mr. Jundt has significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.
The large number of shares eligible for public sale could depress the market price of our common stock.
The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2006, we had outstanding 5,847,593 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have filed registration statements to register approximately 1,325,000 shares, including approximately 174,000 shares that have been issued, for future issuance under our stock option plans and employee stock purchase plan.
We have incurred increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.
As a public company, we have incurred significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. In addition, we have incurred additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. We have not been subject to these requirements in the past. The internal control report must contain (i) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (ii) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (iii) management’s assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective, and (iv) a report by our independent auditors on the effectiveness of internal control over financial reporting.

To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to (i) assess and document the adequacy of internal control over financial reporting, (ii) take steps to improve control processes where appropriate, (iii) validate through testing that controls are functioning as documented, and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, we can provide no assurance as to our, or our independent auditors’, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404. There is a risk that neither we nor our independent auditors will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Each of our restaurants is located in a leased facility. As of December 31, 2006, our restaurant leases had expiration dates ranging from 2008-2022, typically with options to renew for at least a five-year period. Our leases provide for a minimum annual rent and require additional percentage rent based on unit volume in excess of minimum levels at the particular location. The leases require us to pay the costs of insurance, taxes, utilities, and a portion of the lessor’s operating costs. We do not anticipate any difficulties renewing existing leases as they expire. See Item 1, “Business — Restaurant Locations.”
We lease our executive offices, which are located in Scottsdale, Arizona.

Item 3.	Legal Proceedings
We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005 at $11.00 per share. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2006
First quarter	$11.28	$8.25
Second quarter	$13.10	$10.20
Third quarter	$15.44	$11.85
Fourth quarter	$20.57	$14.53
2005
Third quarter	$13.89	$11.00
Fourth quarter	$11.41	$7.25
On March 9, 2007, the closing sale price of our common stock was $16.18 per share. On March 9, 2007, there were approximately 42 record holders of our common stock.
Dividend Policy
We have not paid any dividends to holders of our common stock since our initial public offering on August 16, 2005 and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, but instead we currently plan to retain any earnings to finance the growth of our business. Payments of any cash dividends in the future, however, is within the discretion of our Board of Directors and will depend on our financial condition, results of operations, and capital and legal requirements as well as other factors deemed relevant by our Board of Directors.

Item 6.	Selected Financial Data
The following selected consolidated financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$50,693	$36,828	$25,050	$16,608	$9,453
Costs and expenses:
Cost of sales	14,442	10,550	7,371	4,952	2,852
Labor	15,777	11,123	7,502	5,105	3,097
Occupancy	3,393	2,466	1,748	1,212	691
Restaurant operating expenses	6,931	4,698	3,372	2,304	1,383
General and administrative	7,155	4,783	2,217	2,058	1,639
Preopening expense	2,378	634	880	241	438
Depreciation and amortization	3,943	2,333	1,269	823	503

Total costs and expenses	54,019	36,587	24,359	16,695	10,603

(Loss) income from operations	(3,326)	241	691	(87)	(1,150)
Nonoperating expenses:
Interest income	936	300	15	3	24
Interest expense	(294)	(841)	(375)	(263)	(127)

(Loss) income from continuing operations before provision for income taxes	(2,684)	(300)	33l	(347)	(1,253)
Provision for income taxes	60	83	55	—	—

(Loss) income from continuing operations	(2,744)	(383)	276	(347)	(1,253)
(Loss) income from discontinued operations (1)	—	—	—	(319)	394

Net (loss) income	$(2,744)	$(383)	$276	$(666)	$(859)

(1)	Represents results of operations and gain (loss) on sale of restaurant concepts other than Kona Grill.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Net (loss) income per share — Basic:
Continuing operations	$(0.47)	$(0.13)	$0.19	$(0.24)	$(0.90)
Discontinued operations	—	—	—	(0.22)	0.28

Net (loss) income	$(0.47)	$(0.13)	$0.19	$(0.46)	$(0.62)

Net (loss) income per share — Diluted:
Continuing operations	$(0.47)	$(0.13)	$0.17	$(0.24)	$(0.90)
Discontinued operations	—	—	—	(0.22)	0.28

Net (loss) income	$(0.47)	$(0.13)	$0.17	$(0.46)	$(0.62)

Weighted average shares used in computation:
Basic	5,791	3,044	1,460	1,437	1,391

Diluted	5,791	3,044	2,815	1,437	1,391

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,934	$4,466	$3,098	$3,107	$178
Investments	14,249	24,200	—	—	—
Working capital (deficit)	9,142	24,672	(261)	(218)	(2,539)
Total assets	58,796	52,418	22,413	12,697	6,816
Long-term notes payable, including current maturities	3,313	4,042	6,236	2,652	2,372
Total stockholders’ equity	35,822	37,311	6,131	5,425	686

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We currently own and operate 15 restaurants located in nine states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals. We believe that our offerings and generous portions, combined with an average check during 2006 of approximately $22 per guest, offers our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. To date, we have funded our restaurant development, working capital, and general corporate needs with cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. We opened five of our 15 restaurants during 2006 with new restaurants in Dallas, Texas; Lincolnshire, Illinois; Houston, Texas; Oak Brook, Illinois; and Naples, Florida. We opened one restaurant in Austin, Texas during 2007 and plan to open an additional five restaurants during 2007, which will significantly expand our presence in new markets. Our goal is for our new restaurants to generate average annual unit volumes of $4.5 million following 24 months of operations. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
We experience various trends in our operating cost structure. Cost of sales, labor, occupancy, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will generally take several months to achieve operating efficiencies and planned sales levels due to challenges typically associated with new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to increase as we add corporate personnel and infrastructure to support our growth and the requirements associated with being a public company. However, we expect our general and administrative costs to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.
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

Financial Performance Overview
The following table sets forth certain information regarding our financial performance for 2006, 2005, and 2004.

	Year Ended December 31,
	2006	2005	2004
Restaurant sales growth	37.7%	47.0%	50.8%
Same store sales growth(1)	4.0%	4.2%	7.3%
Average unit volume (in thousands)(2)	$4,768	$4,923	$5,479
Sales per square foot (2)	$678	$704	$777
Restaurant operating profit (in thousands) (3)	$10,150	$7,991	$5,057
Restaurant operating profit as a percentage of sales (3)	20.0%	21.7%	20.2%
(1)
Same store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants open for at least 12 months.

(3)
Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as an alternative to income from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth the Company’s calculation of restaurant operating profit and a reconciliation to (loss) income from operations, the most comparable GAAP measure.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Restaurant sales	$50,693	$36,828	$25,050
Costs and expenses:
Cost of sales	14,442	10,550	7,371
Labor	15,777	11,123	7,502
Occupancy	3,393	2,466	1,748
Restaurant operating expenses	6,931	4,698	3,372

Restaurant operating profit	10,150	7,991	5,057

Deduct — other costs and expenses
General and administrative	7,155	4,783	2,217
Preopening expense	2,378	634	880
Depreciation and amortization	3,943	2,333	1,269

(Loss) income from operations	$(3,326)	$241	$691

	Percentage of Restaurant Sales
	Year Ended December 31,
	2006	2005	2004
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.5	28.6	29.4
Labor	31.1	30.2	29.9
Occupancy	6.7	6.7	7.0
Restaurant operating expenses	13.7	12.8	13.5

Restaurant operating profit	20.0	21.7	20.2

Deduct — other costs and expenses
General and administrative	14.1	13.0	8.8
Preopening expense	4.7	1.7	3.5
Depreciation and amortization	7.8	6.3	5.1

(Loss) income from operations	(6.6)%	0.7%	2.8%

	Year Ended December 31,
	2006	2005	2004
Store Growth Activity
Beginning Restaurants	9	7	4
Openings	5	2	3
Closings	—	—	—

Total	14	9	7

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Year Ended December 31,
	2006	2005	2004
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.5	28.6	29.4
Labor	31.1	30.2	29.9
Occupancy	6.7	6.7	7.0
Restaurant operating expenses	13.7	12.8	13.5
General and administrative	14.1	13.0	8.8
Preopening expense	4.7	1.7	3.5
Depreciation and amortization	7.8	6.3	5.1

Total costs and expenses	106.6	99.3	97.2

(Loss) income from operations	(6.6)	0.7	2.8
Nonoperating expenses:
Interest income	1.8	0.8	—
Interest expense	(0.5)	(2.3)	(1.5)

(Loss) income before provision for income taxes	(5.3)	(0.8)	1.3
Provision for income taxes	0.1	0.2	0.2

Net (loss) income	(5.4)%	(1.0)%	1.1%

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
Restaurant Sales. Restaurant sales increased by $13.9 million, or 37.7%, to $50.7 million during 2006 from $36.8 million during 2005 primarily as a result of a $12.6 million increase associated with the opening of two restaurants during the second half of 2005 and five restaurants during 2006, and a $1.3 million increase related to a 4.0% increase in same store sales. The comparable restaurant sales also benefited from an effective menu price increase of approximately 2.3% in addition to an increase in customer traffic.
Cost of Sales. Cost of sales as a percentage of restaurant sales decreased to 28.5% during 2006 from 28.6% during 2005. The slight reduction in cost of sales as a percentage of restaurant sales was primarily the result of economies of scale in the purchasing of food and beverage products as well as more favorable meat pricing. Additionally, in our new restaurants, cost of sales will typically be higher during the first six months of operations versus our mature restaurants, as management teams become accustomed to predicting, managing and servicing sales volumes we expect at our restaurants.
Labor. Labor expenses as a percentage of restaurant sales increased to 31.1% during 2006 from 30.2% during 2005. This increase was primarily due to higher average wages to attract and retain qualified restaurant managers and the impact of opening five new restaurants during 2006 as compared to two new restaurants during 2005 as our new restaurants generally experience higher labor costs for approximately six months after opening as the restaurant management and employees become more efficient operating that unit.
Occupancy. Occupancy expenses as a percentage of restaurant sales remained flat at 6.7% during both 2006 and 2005.

Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 0.9% to 13.7% during 2006 from 12.8% during 2005, primarily as a result of increased expenditures for advertising and marketing initiatives, higher costs for utilities and additional staff training costs.
General and Administrative. General and administrative expenses increased by $2.4 million to $7.2 million during 2006 from $4.8 million during 2005. The $2.4 million increase was primarily attributable to $1.2 million related to the planned addition of corporate personnel and infrastructure to support our growth strategy and a full year of reporting and compliance costs associated with being a public company, a net increase of $0.8 million in stock-based compensation expense attributed to the expensing of stock options, and $0.4 million of separation costs related to the retirement of our former president and chief executive officer. General and administrative expenses as a percentage of restaurant sales were 14.1% during 2006 compared to 13.0% during 2005.
Preopening Expense. Preopening expense increased $1.8 million to $2.4 million during 2006 from $0.6 million during 2005. The increase in preopening expense primarily relates to the opening of five restaurants during 2006 as compared to two restaurants during 2005, in addition to $0.3 million of preopening expense for restaurants scheduled to open in the first half of 2007. Preopening expense in 2006 also includes $0.5 million of rent expense required to be expensed under FSP FAS No. 13-1, Accounting for Rental Costs Incurred During a Construction Period. Prior to 2006, rental costs incurred during a construction period were capitalized and amortized over the initial term of the lease agreement.
Depreciation and Amortization. Depreciation and amortization expense increased $1.6 million to $3.9 million during 2006 from $2.3 million during the prior year. The increase was primarily the result of the additional depreciation and amortization on five restaurants opened in 2006 and two restaurants opened during the third quarter of 2005, as well as accelerated depreciation related to the retrofit of our existing restaurants with a new point of sale system. Depreciation and amortization expense as a percentage of restaurant sales increased 1.5% to 7.8% during 2006 from 6.3% during 2005. The percentage increase is primarily due to higher average capital expenditures for two restaurants opened in the Chicago market during 2006 and lower than average sales volumes at our Sugar Land, Texas restaurant as well as the accelerated depreciation related to the point of sale system discussed above.
Interest Income. Interest income of $0.9 million during 2006 increased $0.6 million from 2005 primarily due to interest income earned from the investment of proceeds from our initial public offering completed in August 2005.
Interest Expense. Interest expense was $0.3 million during 2006 compared to $0.8 million during the prior year. The decrease is primarily due to a $0.3 million non-cash charge to interest expense recorded during 2005 from the conversion of our convertible subordinated promissory note, in addition to a reduction of interest expense on this note that was converted into common stock prior to our initial public offering.
Provision for Income Taxes. Our provision for income taxes was $60,000 during 2006 compared to $83,000 during 2005. During 2006, we did not incur a federal income tax liability and during 2005, we recorded a federal income tax liability of $16,000 related to federal alternative minimum taxes. During 2006 and 2005, we recorded state income taxes of $60,000 and $67,000, respectively, for states in which no state net operating loss carryforwards exist. At December 31, 2006, we had federal net operating loss carryforwards of $1,761,000 available to offset future taxable income, subject to certain limitations.
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

Labor. Labor expenses as a percentage of restaurant sales increased to 30.2% during 2005 from 29.9% during 2004. This increase was primarily due to higher compensation costs for restaurant managers and the impact of our Sugar Land restaurant which had lower initial sales and high labor costs.
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
Interest Income. Interest income of $0.3 million reflects interest earned from the investment of proceeds from our initial public offering completed in August 2005.
Interest Expense. Interest expense increased to $0.8 million during 2005 from $0.4 million during 2004. The increase was primarily the result of a $0.3 million non-cash charge to interest expense from the conversion of our convertible subordinated promissory note and new restaurant equipment loans borrowed during 2005.
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

Quarterly Results of Operations
The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2006. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2006				2005
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$10,194	$11,877	$13,812	$14,810	$8,011	$8,919	$9,455	$10,443
Costs and expenses:
Cost of sales	2,895	3,299	3,962	4,286	2,335	2,554	2,699	2,962
Labor	3,153	3,578	4,311	4,735	2,509	2,558	2,873	3,183
Occupancy	706	812	905	970	582	591	600	693
Restaurant operating expenses	1,446	1,480	1,909	2,096	975	1,032	1,195	1,496
General and administrative	2,014	1,625	1,713	1,803	1,214	1,177	1,019	1,373
Preopening expense	291	689	491	907	7	100	462	65
Depreciation and amortization	730	823	1,157	1,233	511	538	602	682

Total costs and expenses	11,235	12,306	14,448	16,030	8,133	8,550	9,450	10,454

(Loss) income from operations	(1,041)	(429)	(636)	(1,220)	(122)	369	5	(11)
Nonoperating expenses:
Interest income	237	246	240	213	2	3	91	204
Interest expense	(79)	(75)	(72)	(68)	(184)	(179)	(396)	(82)

(Loss) income before provision for income taxes	(883)	(258)	(468)	(1,075)	(304)	193	(300)	111
Provision for income taxes	5	45	—	10	—	18	6	59

Net (loss) income	$(888)	$(303)	$(468)	$(1,085)	$(304)	$175	$(306)	$52

Net (loss) income per share:
Basic	$(0.16)	$(0.05)	$(0.08)	$(0.19)	$(0.2l )	$0.12	$(0.09)	$0.01

Diluted	$(0.16)	$(0.05)	$(0.08)	$(0.19)	$(0.2l )	$0.10	$(0.09)	$0.01

Weighted average shares used in computation:
Basic	5,731	5,793	5,805	5,834	1,463	1,463	3,570	5,680

Diluted	5,731	5,793	5,805	5,834	1,463	2,975	3,570	5,899

Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for new restaurant development, working capital, and general corporate needs. Prior to our initial public offering, our main sources of liquidity and capital were cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under six separate equipment term loans. We believe the proceeds from our initial public offering in August 2005 and cash generated from operations will be sufficient to meet our capital requirements through 2007. Beyond 2007 additional financing will be needed to fund working capital and restaurant development and we intend to secure such financing during 2007. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, including those described in Item 1A, “Risk Factors” of this report may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Equipment Loans
As of December 31, 2006, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $3.3 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2006.
Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Year Ended December 31,
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$8,666	$5,288	$5,288
Investing activities	(10,758)	(32,702)	(9,254)
Financing activities	(440)	28,782	3,957

Net (decrease) increase in cash and cash equivalents	$(2,532)	$1,368	$(9)

Operating Activities. During 2006, net cash provided by operating activities was $8.7 million principally due to the amortization of deferred rent, depreciation and amortization, an increase in accounts payable and accrued expenses, and non-cash stock compensation, partially offset by our net loss of $2.7 million, an increase in receivables primarily relating to tenant improvement allowances and an increase in other current assets. During 2005, net cash provided by operating activities was $5.3 million primarily due to depreciation and amortization, amortization of deferred rent, collections of tenant improvement allowances, and non-cash compensation expenses, partially offset by our net loss of $0.4 million and payments of accounts payable. Net cash provided by operating activities in 2004 was $5.3 million consisting primarily of income from operations, depreciation and amortization, increases in accounts payable and accrued expenses, and collections of $2.1 million tenant improvement allowances from the three restaurants opened during 2004, partially offset by increases in other current assets.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used for investing activities was $10.8 million during 2006, reflecting $20.8 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to our five restaurant openings in 2006 and planned restaurant openings in 2007. Investing activities during 2006 also include proceeds of $10.0 million from the sale of investments to fund this construction. Net cash used for investing activities was $32.7 million during 2005 of which $24.2 million was used to purchase investments from our initial public offering proceeds and $8.5 million primarily relates to the funding for our two restaurants opened in 2005. During 2004, net cash used in investing activities was $9.3 million primarily reflecting the funding of three restaurants opened during that year and expenditures to acquire liquor licenses for those restaurants.
Financing Activities. Net cash used in financing activities was $0.4 million during 2006 principally consisting of $0.7 million of principal payments on our equipments loans, partially offset by $0.3 million in proceeds from the issuance of common stock from the exercise of stock options and stock issued under our employee stock purchase plan. Net cash provided by financing activities was $28.8 million during 2005 consisting primarily of $28.1 million net proceeds from our initial public offering and $1.1 million proceeds from equipment loans less $0.6 million of related principal payments. Net cash provided by financing activities was approximately $4.0 million during 2004, which consisted primarily of the issuance of our convertible subordinated promissory note and proceeds from equipment loans, offset by payment of a promissory note and principal payments on equipment loans.

Aggregate Contractual Obligations
The following table sets forth our contractual commitments as of December 31, 2006 (in thousands).

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term notes payable, including current portion	$3,313	$613	$1,380	$1,188	$132
Operating leases	47,667	4,293	9,377	9,466	24,531

Total	$50,980	$4,906	$10,757	$10,654	$24,663

We have evaluated and determined that we do not have any purchase obligations as defined in the SEC Final Rule No. 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.
Off-Balance Sheet Arrangements
In September 2003, we sold the assets of Saki’s Pacific Rim Café. We continue to be financially responsible for the lease payments in the event the purchaser defaults on the lease. The lessor has obtained certain personal guarantees of the lease payments from the purchaser’s owners should they fail to perform under the lease. The total remaining lease payments due under the lease approximated $13,000 at December 31, 2006. The lease expired in January 2007. We did not fund any payments under this guarantee.
Impact of Inflation
We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations during 2004, 2005, or 2006. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition, and results of operations.
Critical Accounting Policies
Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective, or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgment that is involved in preparing our consolidated financial statements.
Property and Equipment
We record all property and equipment at cost less accumulated depreciation and we select useful lives that reflect the actual economic lives of the underlying assets. We amortize leasehold improvements over the shorter of the useful life of the asset or the related lease term. We calculate depreciation using the straight-line method for financial statement purposes. We capitalize improvements and expense repairs and maintenance costs as incurred. We are often required to exercise judgment in our decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. Our judgments may produce materially different amounts of repair and maintenance or depreciation expense if different assumptions were used.
We periodically perform asset impairment analysis of property and equipment related to our restaurant locations. We perform these tests when we experience a “triggering” event such as a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that do not meet expectations are identified and monitored closely throughout the year. Primarily in the fourth quarter, we review actual results and analyze budgets for the ensuing year. If we deem that a location’s results will continue to be below expectations, we will analyze alternatives for its continued operation. At that time, we will perform an asset impairment test. If we determine that the asset’s carrying value exceeds the future undiscounted cash flows, we will record an impairment charge to reduce the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on our assumptions. Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment charges. Any carryover basis of assets will be depreciated over the respective remaining useful lives.

Leasing Activities
We lease all of our restaurant properties. At the inception of the lease, we evaluate each property and classify the lease as an operating or capital lease in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases. We exercise significant judgment in determining the estimated fair value of the restaurant as well as the discount rate used to discount the minimum future lease payments. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can reasonably be assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases.
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
Income Taxes
We provide for income taxes based on our estimate of federal and state tax liabilities. These estimates consider, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time we prepare the income tax provisions. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed more likely than not to be realized in the near term. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on our estimates of future taxable income in each jurisdiction in which we operate, tax planning strategies, and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we may be unable to implement certain tax planning strategies or adjust these estimates in future periods. As we update our estimates, we may need to establish an additional valuation allowance which could have a material negative impact on our results of operations or financial position, or we could reduce our valuation allowances which would have a favorable impact on our results of operations or financial position.
Stock-Based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings. We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.
We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.
Impact of Recently Issued Standards
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for our 2007 fiscal year. We are currently evaluating the impact that FIN 48 will have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Investments
We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments. We held approximately $14.2 million in available-for-sale securities as of December 31, 2006. A hypothetical 100 basis point decline in the interest rate earned on our investments would decrease our interest income by approximately $0.1 million.
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
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to the date of their evaluation, there have not been any significant changes in our internal controls or in other facts that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in “Business — Executive Officers.”

Item 11.	Executive Compensation
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits,Financial Statement Schedules
(a)	The following documents are filed as a part of the report:
(1)	Financial Statements

Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit
Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Common Stock Certificate (3)
4.2	Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
10.1(a)	Employment Letter Agreement, effective May 1, 2004, between the Company and C. Donald Dempsey (1)
10.1(b)	Amendment to Employment Letter Agreement, effective May 1, 2004, between the Company and C. Donald Dempsey (1)
10.2	Mutual Waiver and Release of Claims, effective December 1, 2004, between the Company and Chandler (1)
10.3	Employment Agreement, effective October 1, 2003, between the Company and Jason J. Merritt (1)
10.4	Employment Letter Agreement, effective October 15, 2004, between the Company and Mark S. Robinow (1)
10.5	Common Stock Purchase Warrant dated July 23, 2004 in favor of Richard J. Hauser (1)
10.6(a)	Loan Agreement, dated May 19, 2003, between GE Capital Franchise Finance Corporation and Kona Grill Kansas City, Inc. (1)
10.6(b)	Promissory Note, dated May 19, 2003, issued by Kona Grill Kansas City, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.7(a)	Loan Agreement, dated April 30, 2004, between GE Capital Franchise Finance Corporation and Kona Grill Las Vegas, Inc. (1)
10.7(b)	Promissory Note, dated April 30, 2004, issued by Kona Grill Las Vegas, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.8(a)	Form of Equipment Loan and Security Agreement (i) dated as of September 2, 2004, between Kona Grill Denver, Inc. and GE Capital Franchise Finance Corporation; (ii) dated as of December 31, 2004, between Kona Grill Omaha, Inc. and GE Capital Franchise Finance Corporation; and (iii) dated January 21, 2005 between Kona Grill Indiana, Inc. and GE Capital Franchise Finance Corporation (1)
10.8(b)	Form of Equipment Promissory Note, each in favor of GE Capital Franchise Finance Corporation (i) dated as of April 22, 2005, issued by Kona Grill Omaha, Inc.; and (ii) dated as of May 20, 2005, issued by Kona Grill Indiana, Inc. (1)
10.8(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.9	Lease Purchase, dated December 26, 2001, between the Company and Bank of America, N.A. (1)
10.10	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11	Kona Grill, Inc. 2005 Stock Award Plan (2)

Exhibit
Number	Exhibit
10.12	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (5)
10.13	Supply Agreement, dated May 13, 2002, between Kona Grill Inc. and U.S. Foodservice (2)
10.14	Separation Agreement, dated as of January 31, 2006, between the Company and C. Donald Dempsey (4)
10.15	Form of Stock Option Agreement (2005 Stock Award Plan) (6)
10.16	Employment Agreement, dated as of September 26, 2006, between the Company and Marcus E. Jundt (7)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on February 3, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on September 28, 2006.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.
/s/ Marcus E. Jundt
Marcus E. Jundt
Chairman of the Board, President, and Chief Executive Officer

Date: March 13, 2007
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date
/s/ Marcus E. Jundt Marcus E. Jundt	Chairman of the Board, President, and Chief Executive Officer	March 13, 2007
/s/ Mark S. Robinow Mark S. Robinow	Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)	March 13, 2007
/s/ Mark L. Bartholomay Mark L. Bartholomay	Director	March 13, 2007
/s/ Kent D. Carlson Kent D. Carlson	Director	March 13, 2007
/s/ Richard J. Hauser Richard J. Hauser	Director	March 13, 2007
/s/ Douglas G. Hipskind Douglas G. Hipskind	Director	March 13, 2007
/s/ W. Kirk Patterson W. Kirk Patterson	Director	March 13, 2007
/s/ Anthony L. Winczewski Anthony L. Winczewski	Director	March 13, 2007

KONA GRILL, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Kona Grill, Inc.
We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Notes 2 and 11 to the consolidated financial statements, Kona Grill, Inc. changed its method of accounting on January 1, 2006 for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) and for rental costs incurred during the construction period in accordance with FASB Staff Position 13-1.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 6, 2007

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,934	$4,466
Investments	14,249	24,200
Receivables	949	97
Other current assets	741	564

Total current assets	17,873	29,327
Other assets	407	474
Property and equipment, net	40,516	22,617

Total assets	$58,796	$52,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,616	$1,599
Accrued expenses	3,502	2,327
Current portion of notes payable	613	729

Total current liabilities	8,731	4,655
Notes payable	2,700	3,313
Deferred rent	11,543	7,139

Total liabilities	22,974	15,107

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued at December 31, 2006 and 20,000,000 shares authorized, none issued at December 31, 2005	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 5,847,593 shares issued and outstanding at December 31, 2006 and 40,000,000 shares authorized, 5,706,420 shares issued and outstanding at December 31, 2005	58	57
Additional paid-in capital	41,722	40,467
Accumulated deficit	(5,957)	(3,213)
Accumulated other comprehensive loss	(1)	—

Total stockholders’ equity	35,822	37,311

Total liabilities and stockholders’ equity	$58,796	$52,418

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Restaurant sales	$50,693	$36,828	$25,050
Costs and expenses:
Cost of sales	14,442	10,550	7,371
Labor	15,777	11,123	7,502
Occupancy	3,393	2,466	1,748
Restaurant operating expenses	6,931	4,698	3,372
General and administrative	7,155	4,783	2,217
Preopening expense	2,378	634	880
Depreciation and amortization	3,943	2,333	1,269

Total costs and expenses	54,019	36,587	24,359

(Loss) income from operations	(3,326)	241	691
Nonoperating expenses:
Interest income	936	300	15
Interest expense	(294)	(841)	(375)

(Loss) income before provision for income taxes	(2,684)	(300)	331
Provision for income taxes	60	83	55

Net (loss) income	$(2,744)	$(383)	$276

Net (loss) income per share:
Basic	$(0.47)	$(0.13)	$0.19

Diluted	$(0.47)	$(0.13)	$0.17

Weighted average shares used in computation:
Basic	5,791	3,044	1,460

Diluted	5,791	3,044	2,815

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Series A						Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balances at December 31, 2003	4,167	$42	1,460	$15	$8,474	$(3,106)	$—	$5,425
Issuance of common stock from exercise of stock options and warrants	—	—	3	—	30	—	—	30
Beneficial conversion feature and detachable warrants on convertible subordinated promissory note	—	—	—	—	400	—	—	400
Net income	—	—	—	—	—	276	—	276

Balances at December 31, 2004	4,167	42	1,463	15	8,904	(2,830)	—	6,131
Conversion of convertible subordinated promissory note to common stock	—	—	500	5	2,995	—	—	3,000
Conversion of Series A convertible preferred stock to common stock	(4,167)	(42)	833	8	34	—	—	—
Issuance of common stock upon initial public offering, net of $3,562 of offering expenses	—	—	2,875	29	28,034	—	—	28,063
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	—	—	35	—	256	—	—	256
Issuance and accelerated vesting of stock options as compensation	—	—	—	—	244	—	—	244
Net loss	—	—	—	—	—	(383)	—	(383)

Balances at December 31, 2005	—	—	5,706	57	40,467	(3,213)	—	37,311
Stock-based compensation expense	—	—	—	—	967	—	—	967
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	—	—	142	1	288	—	—	289
Net loss	—	—	—	—	—	(2,744)	—	(2,744)
Unrealized holding loss, net	—	—	—	—	—	—	(1)	(1)

Comprehensive loss								(2,745)

Balances at December 31, 2006	—	$—	5,848	$58	$41,722	$(5,957)	$(1)	$35,822

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net (loss) income	$(2,744)	$(383)	$276
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,943	2,333	1,269
Compensation expense for issuance of stock options and accelerated vesting of stock options	967	244	—
Amortization of debt discount	—	343	57
Change in operating assets and liabilities:
Receivables	(852)	1,247	(904)
Other current assets	(177)	(119)	(225)
Accounts payable	1,950	(583)	872
Accrued expenses	1,175	560	574
Deferred rent	4,404	1,646	3,369

Net cash provided by operating activities	8,666	5,288	5,288
Investing activities
Purchase of property and equipment	(20,775)	(8,513)	(9,065)
Decrease (increase) in other assets	67	11	(189)
Net proceeds on purchase and sale of short-term investments	9,950	(24,200)	—

Net cash used in investing activities	(10,758)	(32,702)	(9,254)
Financing activities
Proceeds from issuance of notes payable	—	1,094	5,495
Repayments of notes payable	(729)	(631)	(1,568)
Proceeds from issuance of common stock, net of issuance costs	—	28,063	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	289	256	30

Net cash (used in) provided by financing activities	(440)	28,782	3,957

Net (decrease) increase in cash and cash equivalents	(2,532)	1,368	(9)
Cash and cash equivalents at the beginning of the year	4,466	3,098	3,107

Cash and cash equivalents at the end of the year	$1,934	$4,466	$3,098

Supplemental disclosures of cash flow information
Cash paid for interest	$294	$498	$343
Noncash investing and financing activities
Conversion of convertible promissory note to preferred stock	$—	$3,000	$—
Increase (decrease) in accounts payable related to property and equipment additions	$1,067	$(604)	$611
Beneficial conversion feature and detachable warrants on convertible note	$—	$—	$400
See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
1.	Organization and Description of Business
Kona Grill, Inc. (referred to herein as the “Company” or in the first person notations “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” We completed our initial public offering during August 2005, issuing 2,875,000 common shares at an offering price of $11.00. As part of the offering, all outstanding preferred stock was converted into shares of common stock. The Company’s common stock trades on the NASDAQ Global Market under the symbol “KONA.”
2.	Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction. Under the Company’s asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $640,000 were included in accounts payable as of December 31, 2006.
Investments
We follow Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, classifying our investments based on the intended holding period. We currently classify our investments as available-for-sale. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a component of stockholders’ equity. Investments consist primarily of auction rate municipal securities, government bonds, and corporate securities that are highly liquid in nature and represent the investment of cash that is available for current operations. Although original maturities of our auction rate securities are generally longer than one year, we have the right to sell these securities each auction date subject to the availability of buyers. Interest rates on these securities reset at every auction date, generally every seven to forty nine days, depending on the security.
Inventories
Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method. Inventories are included in other current assets in the accompanying balance sheets.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. We capitalize all direct costs on the construction of leasehold improvements. Leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. Repair and maintenance costs are expensed as incurred. Other property and equipment is depreciated on a straight-line basis as follows: Furniture and fixtures, seven years; Computer and electronic equipment, three years. China and smallwares are depreciated over two years up to 50 percent of their original cost, and subsequent additions are expensed as purchased.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
We evaluate property and equipment for impairment whenever events or changes in restaurant operating results indicate that the carrying value of those assets may not be recoverable. The assessment of impairment is performed on a restaurant-by-restaurant basis. If indicators of impairment are present and if we determine that the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to its fair value. We have not recorded any impairment charges with respect to our property and equipment.
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
Sales Taxes
Revenues are presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.
Preopening Expense
Preopening expense, consisting primarily of manager salaries, advertising, travel, food and beverage, employee payroll and related training costs incurred prior to the opening of a restaurant, are expensed as incurred. Also, as a result of the adoption of FSP FAS No. 13-1 on January 1, 2006, straight-line rent recorded for the period between the date of possession and the restaurant opening date, which generally approximates five months, is included in preopening expense. As a result of the adoption of FSP FAS No. 13-1, our preopening costs were increased by approximately $510,000 during 2006.
Advertising Expense
Advertising costs are expensed as incurred. Advertising expense for 2006, 2005, and 2004 was $739,000, $467,000 and $637,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of operations.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income Taxes
We utilize the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are computed at each balance sheet date for temporary differences between the consolidated financial statements and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on tax rates in effect in the years in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts that will more likely than not be realized.
Stock-Based Compensation
We maintain stock option plans which provide for discretionary grants of incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, consultants, and non-employee directors. We account for stock-based compensation utilizing the fair value recognition provisions of SFAS No. 123R, Share-Based Payment. See Note 11.
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

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)
Numerator:
Net (loss) income available to common stockholders	$(2,744)	$(383)	$276
Interest and amortization expense related to convertible subordinated promissory note, net of tax	—	—	189

	$(2,744)	$(383)	$465

Denominator:
Weighted average shares — basic	5,791	3,044	1,460
Effect of dilutive securities:
Stock options and warrants	—	—	22
Series A preferred shares	—	—	833
Convertible shares	—	—	500

Weighted average shares — diluted	5,791	3,044	2,815

Net (loss) income per share:
Basic	$(0.47)	$(0.13)	$0.19

Diluted	$(0.47)	$(0.13)	$0.17

At December 31, 2006, 2005, and 2004, there were 631,589, 475,879 and 122,068 stock options outstanding and 235,000, 250,000 and 58,900 warrants outstanding, respectively, for which the effect of issuing these options and warrants were excluded from the calculation of diluted net (loss) income per share because they were anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. Comprehensive loss reported in the accompanying consolidated statements of stockholders’ equity includes net income (loss) and unrealized gains or losses on available-for-sale securities.
Fair Value of Financial Instruments
The carrying amount of receivables, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable. Concentration of credit risk is limited by diversifying cash deposits among a variety of high credit-quality issuers. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit. Concentration of credit risk for our investments is limited by diversifying investments among a variety of high credit-quality issuers. We are also subject to a concentration of credit risk with respect to amounts receivable from landlords for tenant improvement allowances. No allowance for doubtful accounts has been recorded as collection of tenant improvement allowances is considered probable.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for our 2007 fiscal year. We are currently evaluating the impact that FIN 48 will have on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. We have not yet determined the impact, if any, that the implementation of SFAS No. 157 will have on our consolidated financial statements.
3.	Investments
The following is a summary of available-for-sale securities (in thousands):

		Gross Unrealized	Estimated Fair
	Adjusted Cost	Losses	Value
December 31, 2006
Auction rate municipal securities	$10,600	$—	$10,600
Government bonds	3,000	(1)	2,999
Corporate securities	650	—	650

	$14,250	$(1)	$14,249

December 31, 2005
Auction rate municipal securities	$24,200	$—	$24,200

	$24,200	$—	$24,200

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The original maturity date for our government bonds and corporate securities is one year or less. Although original maturities of our auction rate securities are generally longer than one year, we have the right to sell these securities each auction date subject to the availability of buyers. The original maturity dates for these investments ranged from 2029 to 2044 at December 31, 2006.
4.	Receivables
Receivables consisted of the following (in thousands):

	December 31,
	2006	2005
Landlord tenant improvement allowances	$852	$6
Other	97	91

	$949	$97

No allowance for doubtful accounts has been recorded as collection of tenant improvement allowances and other receivables is considered probable.
5.	Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Leasehold improvements	$34,169	$20,191
Equipment	8,732	5,718
Furniture and fixtures	2,565	1,505

	45,466	27,414
Less accumulated depreciation and amortization	(9,300)	(5,755)

	36,166	21,659
Construction in progress	4,350	958

	$40,516	$22,617

6.	Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued payroll	$1,471	$798
Sales taxes	485	299
Gift cards	372	395
Business and income taxes	297	284
Accrued rent	166	126
Other	711	425

	$3,502	$2,327

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
7.	Notes Payable
Notes payable consisted of the following:

	December 31,
	2006	2005
	(In thousands)
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,521 including interest at 7.87 percent, until October 2011, at which time all remaining principal and interest is due and payable	$747	$869
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,526 including interest at 7.88 percent, until May 2011, at which time all remaining principal and interest is due and payable	693	820
$993,544 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,015 including interest at 7.04 percent, until June 2010, at which time all remaining principal and interest is due and payable	557	693
$600,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $9,508 including interest at 8.52 percent, until May 2012, at which time all remaining principal and interest is due and payable	494	562
$995,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,687 including interest at 8.36 percent, until June 2012, at which time all remaining principal and interest is due and payable	822	936
$850,000 equipment loan, collateralized by certain assets of the Company, payable in monthly installments of $16,890 including interest at 7.41 percent, until October 2006, at which time all remaining principal and interest were due and paid	—	162

	3,313	4,042
Less current portion	(613)	(729)

	$2,700	$3,313

Future maturities of notes payable at December 31, 2006 are as follows (in thousands):

2007	$613
2008	663
2009	717
2010	684
2011	504
Thereafter	132

$3,313

Total interest incurred during 2006, 2005 and 2004 was $294,000, $841,000 and $375,000, respectively. Interest incurred in 2005 includes $343,000 of non-cash interest expense related to the amortization of debt discount discussed in Note 8 below.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
8.	Convertible Subordinated Promissory Note
In July 2004, we entered into a $3.0 million convertible subordinated promissory note and warrant purchase agreement with an entity controlled by two directors and principal stockholders of the Company. The note was scheduled to mature on July 25, 2007 and required monthly payments of interest only at an annual rate of 10 percent. During August 2005, the promissory note was converted into shares of the Company’s Series B convertible preferred stock and immediately into 500,000 shares of the Company’s common stock in connection with our initial public offering.
In addition, the holder received a warrant to purchase 200,000 shares of the Company’s common stock for $5.00 per share. The warrant expires on the earlier of July 30, 2009 or a qualified public offering of the Company’s common stock of which the gross proceeds are at least $25.0 million at a per share price of not less than $35.00. In connection with the issuance of the warrant and beneficial conversion feature, we recorded a discount to the convertible promissory note and a corresponding increase in stockholders’ equity of $400,000, of which $200,000 was allocated to the beneficial conversion feature of the convertible promissory note and $200,000 to the warrant. The value of the warrant and beneficial conversion feature were derived through application of the Black-Scholes option pricing model. We amortized the debt discount to interest expense in the amount of $343,000 and $57,000 for 2005 and 2004, respectively.
9.	Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$—	$16	$—
State	60	67	55

	60	83	55
Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$60	$83	$55

Income tax expense differed from amounts computed by applying the federal statutory rate to (loss) income from operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Income tax expense (benefit) at federal statutory rate	$(908)	$(101)	$113
State income taxes, net of federal benefit	40	45	36
Nondeductible expenses	195	220	105
Non taxable interest income	(116)	(74)	—
Business tax credit	(492)	(424)	(250)
Other	(78)	16	—
Change in valuation reserve	1,419	401	51

Total	$60	$83	$55

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets (liabilities):
Net operating loss carryforward	$301	$204
Deferred rent	4,385	2,707
Business tax credits	1,438	946
Organizational and preopening costs	444	595
Stock-based compensation	360	76
Accrued expenses	22	—
Property and equipment	(3,984)	(2,549)
Accelerated tax depreciation	1	(334)
Other	58	(39)

Net deferred tax assets	3,025	1,606
Valuation allowance	(3,025)	(1,606)

Total	$—	$—

The valuation allowance increased by approximately $1,419,000 and $401,000 at December 31, 2006 and 2005, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on historical operating losses, we have elected to maintain a full valuation allowance until realization of deferred tax assets is more likely than not.
At December 31, 2006, we have approximately $1,761,000 and $1,085,000 in federal and state net operating loss carryforwards, respectively, which begin expiring in the year 2021 for federal income tax purposes and 2009 for state income tax purposes. Utilization of our net operating loss carryforwards may be subject to substantial annual limitations due to ownership change rules under the Internal Revenue Code and similar state provisions. Such limitations could result in the expiration of net operating loss carryforwards before utilization.
In May 2006, Texas changed the franchise tax calculation for tax returns due on or after January 1, 2008 for 2007 business activity. The cumulative effect of the change did not have a material impact on our consolidated financial statements. Beginning in 2007, we may incur income tax expense under this tax calculation.
At December 31, 2006, deferred tax assets do not include approximately $330,000 of excess tax benefits from employee stock option exercises that are a component of our net operating loss carryovers. Stockholders’ equity will be increased by approximately $330,000 when such excess tax benefits are realized upon the usage of the net operating loss carryovers and the reversal of the valuation allowance.
We also have federal business tax credit carryforwards of approximately $1,438,000 which begin expiring in 2021. These credits are also potentially subject to annual limitations due to ownership change rules under the Internal Revenue Code and similar state provisions.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
10.	Stockholders’ Equity
Preferred Stock
We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01.
Conversion of Series Preferred A and Series Preferred B to Common Stock
During August 2003, we issued to seven investors 4,166,666, shares of our Series A convertible preferred stock at a price of $1.20 per share, which included the sale of 3,333,332 shares for $4.0 million and conversion of $1.0 million principal amount of the notes issued during May 2002 into 833,334 shares. Our Chairman of the Board, was the lead investor in this financing and purchased from the Company 3,083,332 of such shares for an aggregate investment of $3.7 million. In addition, an entity affiliated with the Company’s former Chief Executive Officer, purchased from the Company 833,334 of such shares for an aggregate investment of $1.0 million. In connection with our initial public offering, we issued 833,331 shares of common stock upon the voluntary conversion by the holders of our outstanding shares of Series A preferred stock.
As discussed in Note 8, in July 2004, we entered into a $3.0 million convertible subordinated promissory note and warrant purchase agreement with an entity controlled by two directors and principal stockholders of the Company. During August 2005, we issued immediately prior to the closing of our initial public offering 2,500,000 shares of Series B preferred stock upon the voluntary conversion by the holder of the principal amount outstanding under the promissory note and these shares were immediately converted into 500,000 shares of common stock.
11.	Stock-Based Compensation
Stock Options
We maintain stock award plans which provide for discretionary grants of incentive stock options, non-qualified stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. The number of shares authorized for issuance under our plans as of December 31, 2006 totals 749,024 shares of which 117,435 shares are available for future issuance. Stock options granted under these plans are granted with an exercise price at or above the fair market value of the underlying common stock at the date of grant and generally expire five or ten years from the date of grant. Employee and consultant stock options generally vest 25 percent on the date of grant and 25 percent on each annual anniversary date thereafter. Non-employee director options vest 100 percent on the date of grant.
Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with APB No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB No. 25, no stock-based compensation expense was recognized in our prior year net loss for grants of stock options to employees because we granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. However, share-based compensation expense of $198,000 was recognized for 2005, as a result of the accelerated vesting of all outstanding unvested stock options.
The following table shows the effect on net (loss) income and net (loss) income per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (in thousands, except per share data):

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2005	2004
Net (loss) income, as reported	$(383)	$276
Add: Stock-based compensation expense included in reported earnings, net of related tax effect(a)	198	—
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect(a)	(387)	(108)

Pro forma net (loss) income	$(572)	$168

Net (loss) income per share:
Basic, as reported	$(0.13)	$0.19

Basic, pro forma	$(0.19)	$0.12

Diluted, as reported	$(0.13)	$0.17

Diluted, pro forma	$(0.19)	$0.06

(a) Income taxes have been offset by a valuation allowance. See Note 9 of Notes to Consolidated Financial Statements.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under this transition method, compensation cost recognized in the year ended December 31, 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. The adoption of SFAS 123R increased our 2006 reported operating loss, loss before income taxes and net loss by $967,000 and increased basic and diluted net loss per share by $0.17 per share.
Results of prior periods do not reflect any restated amounts and we had no cumulative effect adjustment upon adoption of SFAS 123R under the modified prospective method. Our policy is to recognize compensation cost for awards with only service conditions using a graded vesting schedule on a straight line basis over the requisite service period for the entire award.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the actual and projected employee stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the near future. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. The fair value of stock awards was estimated at the date of grant with the following weighted average assumptions:

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	38.6%	0.0%	0.0%
Risk-free interest rate	4.7%	4.4%	4.5%
Expected life (in years)	4.4	5.0	5.0
Estimated fair value per option granted	$4.88	$1.16	$1.00

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Activity during 2006, 2005, and 2004 under our stock award plans was as follows:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2003	108,700	$6.58
Granted	276,079	5.07
Forfeited	(1,100)	7.50
Exercised	(200)	7.50

Outstanding options at December 31, 2004	383,479	5.49
Granted	110,600	6.07
Forfeited	(6,200)	6.19
Exercised	(12,000)	7.50

Outstanding options at December 31, 2005	475,879	5.56
Granted	398,000	13.72
Forfeited	(103,514)	5.57
Exercised	(138,776)	5.80

Outstanding options at December 31, 2006	631,589	$10.65	5.64 years	$6,254,000

Exercisable at December 31, 2006	419,589	$8.72	6.19 years	$4,963,000

The total aggregate intrinsic value of options exercised during 2006, 2005, and 2004, was approximately $825,000, $39,000, and $0, respectively. The total fair value of shares vested during 2006, 2005, and 2004 was approximately $820,000, $424,000, and $108,000, respectively. As of December 31, 2006, there was approximately $830,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.30 years.
Information regarding options outstanding and exercisable at December 31, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price
$5.00 – $6.00	233,589	7.53	$5.64	233,589	$5.64
$7.50 – $8.35	91,750	4.35	8.16	53,500	8.02
$12.64 – $16.40	240,000	4.51	14.21	107,500	13.51
$17.51 – $19.14	66,250	4.86	18.86	25,000	18.41

	631,589	5.64	10.65	419,589	8.72
Employee Stock Purchase Plan
During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”) and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15 percent of employees’ eligible earnings during the offering period. Each offering period has a maximum term of up to 27 months. For purchases made during 2005, the price at which stock was purchased under the ESPP was equal to the lesser of 85 percent of the fair market value of common stock on the first day of the offering period or 85 percent of the fair market value of common stock on the last day of the offering period. Subsequent to December 31, 2005, the purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95 percent of the fair market value of common stock on the last day of the applicable offering period. During 2006 and 2005, 5,547 shares and 17,610 shares, respectively, were purchased under the ESPP.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Warrants
We issued warrants to purchase 8,900 shares of common stock at an exercise price of $5.50 per share to placement agents in connection with the Company’s private placement of common stock in 1998. These warrants were exercisable through September 2005. During 2005, warrants with respect to 5,280 shares were exercised. The remainder of the warrants expired in September 2005.
We also issued warrants to purchase 3,200 shares of common stock at an exercise price of $7.50 per share to placement agents in connection with the private placement of common stock in 1999. During 2004, warrants with respect to 2,800 shares were exercised. The remainder of the warrants expired in December 2004.
We issued warrants to purchase 50,000 shares of common stock at an exercise price of $6.00 per share in connection with the issuance of a convertible note in 2002. These warrants are exercisable through May 2009. During 2006, warrants with respect to 15,000 shares were exercised using a net settlement feature contained in the warrant which resulted in 10,415 shares of common stock being issued.
In July 2004, we issued a warrant to purchase 200,000 shares of our common stock for $5.00 per share in connection with the execution of a $3.0 million convertible subordinated promissory note agreement. We recorded the value of the warrant at $200,000. In lieu of exercising the warrant for cash, the holder may elect to receive shares equal to the intrinsic value of the warrant. The warrant expires on the earlier of July 30, 2009 or a qualified public offering of the Company’s common stock as defined by the warrant agreement (see Note 8).
12.	Employee Benefit Plan
During 2006, we established a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2006 were approximately $34,000.
13.	Commitments and Contingencies
We lease restaurant and office facilities and certain real property under operating leases having terms expiring from 2008 to 2022. The restaurant facility leases primarily have renewal clauses of five years exercisable at the option of the Company and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the initial lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues, as defined. Rent expense for 2006, 2005 and 2004 was approximately $3,542,000, $2,180,000 and $1,557,000, respectively. Rent expense for 2006 includes $510,000 of straight-line rent recorded in preopening expense as a result of the adoption of FSP FAS No. 13-1 on January 1, 2006. Contingent rent included in rent expense for 2006, 2005, and 2004 was $280,000, $237,000, and $190,000, respectively.
Future minimum lease payments under operating leases at December 31, 2006, were as follows (in thousands):

2007	$4,293
2008	4,774
2009	4,603
2010	4,699
2011	4,767
Thereafter	24,531

Total minimum lease payments	$47,667

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
14.	Litigation
In November 2004, we settled a trademark infringement claim against us for $115,000. The claim was made in March 2004 in connection with our intent to open a restaurant location in Indiana. The settlement amount is reflected in our consolidated statement of operations for the year ended December 31, 2004.
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
15.	Related Party Transactions
In July 2004, we entered into the convertible subordinated promissory note and warrant purchase agreement discussed in Note 8 with an entity controlled by two directors and principal stockholders of the Company. For the years ended December 31, 2005 and 2004, we recorded interest expense of approximately $530,000 and $187,000, respectively, associated with the note and warrant, including amortization related to the debt discount. During August 2005, the promissory note was converted into shares of the Company’s Series B preferred stock and immediately into 500,000 shares of the Company’s common stock in connection with our initial public offering.
16.	Quarterly Results of Operations (Unaudited)
The following table presents certain unaudited consolidated financial data for each of the four quarters in 2006 and 2005. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Amounts are shown in thousands, except per share data.

	Quarter Ended
	2006				2005
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
Restaurant sales	$10,194	$11,877	$13,812	$14,810	$8,011	$8,919	$9,455	$10,433
(Loss) income from operations	(1,041)	(429)	(636)	(1,220)	(122)	369	5	(11)
Net (loss) income	(888)	(303)	(468)	(1,085)	(304)	175	(306)	52
Net (loss) income per share:
Basic	$(0.16)	$(0.05)	$(0.08)	$(0.19)	$(0.21)	$0.12	$(0.09)	$0.01

Diluted	$(0.16)	$(0.05)	$(0.08)	$(0.19)	$(0.21)	$0.10	$(0.09)	$0.01

Weighted average shares used in computation:
Basic	5,731	5,793	5,805	5,834	1,463	1,463	3,570	5,680

Diluted	5,731	5,793	5,805	5,834	1,463	2,975	3,570	5,899

Exhibit Index

Exhibit
Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Common Stock Certificate (3)
4.2	Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
10.1(a)	Employment Letter Agreement, effective May 1, 2004, between the Company and C. Donald Dempsey (1)
10.1(b)	Amendment to Employment Letter Agreement, effective May 1, 2004, between the Company and C. Donald Dempsey (1)
10.2	Mutual Waiver and Release of Claims, effective December 1, 2004, between the Company and Chandler (1)
10.3	Employment Agreement, effective October 1, 2003, between the Company and Jason J. Merritt (1)
10.4	Employment Letter Agreement, effective October 15, 2004, between the Company and Mark S. Robinow (1)
10.5	Common Stock Purchase Warrant dated July 23, 2004 in favor of Richard J. Hauser (1)
10.6(a)	Loan Agreement, dated May 19, 2003, between GE Capital Franchise Finance Corporation and Kona Grill Kansas City, Inc. (1)
10.6(b)	Promissory Note, dated May 19, 2003, issued by Kona Grill Kansas City, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.7(a)	Loan Agreement, dated April 30, 2004, between GE Capital Franchise Finance Corporation and Kona Grill Las Vegas, Inc. (1)
10.7(b)	Promissory Note, dated April 30, 2004, issued by Kona Grill Las Vegas, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.8(a)	Form of Equipment Loan and Security Agreement (i) dated as of September 2, 2004, between Kona Grill Denver, Inc. and GE Capital Franchise Finance Corporation; (ii) dated as of December 31, 2004, between Kona Grill Omaha, Inc. and GE Capital Franchise Finance Corporation; and (iii) dated January 21, 2005 between Kona Grill Indiana, Inc. and GE Capital Franchise Finance Corporation (1)
10.8(b)	Form of Equipment Promissory Note, each in favor of GE Capital Franchise Finance Corporation (i) dated as of April 22, 2005, issued by Kona Grill Omaha, Inc.; and (ii) dated as of May 20, 2005, issued by Kona Grill Indiana, Inc. (1)
10.8(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.9	Lease Purchase, dated December 26, 2001, between the Company and Bank of America, N.A. (1)
10.10	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11	Kona Grill, Inc. 2005 Stock Award Plan (2)

Exhibit
Number	Exhibit
10.12	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (5)
10.13	Supply Agreement, dated May 13, 2002, between Kona Grill Inc. and U.S. Foodservice (2)
10.14	Separation Agreement, dated as of January 31, 2006, between the Company and C. Donald Dempsey (4)
10.15	Form of Stock Option Agreement (2005 Stock Award Plan) (6)
10.16	Employment Agreement, dated as of September 26, 2006, between the Company and Marcus E. Jundt (7)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on February 3, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on September 28, 2006.