Form 10-Q
period 2007-03-31
KONA GRILL INC
filed 2007-05-04
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐       No ☑
As of April 30, 2007, there were 5,862,096 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$1,068	$1,934
Investments	10,475	14,249
Receivables	884	949
Other current assets	1,152	741

Total current assets	13,579	17,873
Other assets	457	407
Property and equipment, net	42,771	40,516

Total assets	$56,807	$58,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,128	$4,616
Accrued expenses	3,168	3,502
Current portion of notes payable	625	613

Total current liabilities	6,921	8,731
Notes payable	2,539	2,700
Deferred rent	11,852	11,543

Total liabilities	21,312	22,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 5,862,096 and 5,847,593 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	59	58
Additional paid-in capital	42,017	41,722
Accumulated deficit	(6,580)	(5,957)
Accumulated other comprehensive loss	(1)	(1)

Total stockholders’ equity	35,495	35,822

Total liabilities and stockholders’ equity	$56,807	$58,796

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Restaurant sales	$15,666	$10,194
Costs and expenses:
Cost of sales	4,546	2,895
Labor	5,075	3,153
Occupancy	1,058	706
Restaurant operating expenses	2,134	1,446
General and administrative	1,769	2,014
Preopening expense	488	291
Depreciation and amortization	1,289	730

Total costs and expenses	16,359	11,235

Loss from operations	(693)	(1,041)
Nonoperating income (expense):
Interest income	160	237
Interest expense	—	(79)

Loss before provision for income taxes	(533)	(883)
Provision for income taxes	10	5

Net loss	$(543)	$(888)

Net loss per share:
Basic	$(0.09)	$(0.16)

Diluted	$(0.09)	$(0.16)

Weighted average shares used in computation:
Basic	5,854	5,731

Diluted	5,854	5,731

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2007	2006
Operating activities	(Unaudited)
Net loss	$(543)	$(888)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,289	730
Stock-based compensation expense	202	191
Change in operating assets and liabilities:
Receivables	65	(391)
Other current assets	(411)	(194)
Accounts payable	(236)	789
Accrued expenses	(399)	326
Deferred rent	309	181

Net cash provided by operating activities	276	744
Investing activities
Purchase of property and equipment	(4,796)	(3,423)
(Increase) decrease in other assets	(50)	17
Net proceeds on purchase and sale of short-term investments	3,774	12

Net cash used in investing activities	(1,072)	(3,394)
Financing activities
Repayments of notes payable	(149)	(186)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	79	16

Net cash used in financing activities	(70)	(170)

Net decrease in cash and cash equivalents	(866)	(2,820)
Cash and cash equivalents at the beginning of the period	1,934	4,466

Cash and cash equivalents at the end of the period	$1,068	$1,646

Supplemental disclosures of cash flow information
Cash paid for interest	$65	$79
Noncash investing activities
(Decrease) increase in accounts payable related to property and equipment additions	$(1,252)	$1,347
See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 16 restaurants throughout the United States, including our two newest restaurants in Austin, Texas and Troy, Michigan which opened in March 2007 and April 2007, respectively.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
The consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one day of the sales transaction. Under the Company’s asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $766,000 and $640,000 were included in accounts payable as of March 31, 2007 and December 31, 2006, respectively.
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 requires that the impact of a tax position in a company’s financial statements be recognized if that position will more likely than not be sustained on audit, based on the technical merits of the position. We adopted FIN 48 effective January 1, 2007. See Note 7 for discussion of the adoption of FIN 48.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Net Loss Per Share
Net loss per share is calculated in accordance with SFAS No. 128, Earnings Per Share. Basic net loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, calculated using the treasury stock method.

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Numerator:
Net loss	$(543)	$(888)

Denominator:
Weighted average shares — basic	5,854	5,731
Effect of dilutive stock options and warrants	—	—

Weighted average shares — diluted	5,854	5,731

Net loss per share:
Basic	$(0.09)	$(0.16)

Diluted	$(0.09)	$(0.16)

At March 31, 2007 and 2006, there were 700,889 and 381,157 stock options outstanding, respectively, and 222,500 and 250,000 warrants outstanding, respectively, for which the effect of these options and warrants were excluded from the calculation of diluted net loss per share because they were anti-dilutive.
3. Investments
The following is a summary of available-for-sale securities (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
March 31, 2007
Auction rate municipal securities	$9,325	$—	$9,325
Corporate securities	1,151	(1)	1,150

	$10,476	$(1)	$10,475

December 31, 2006
Auction rate municipal securities	$10,600	$—	$10,600
Government bonds	3,000	(1)	2,999
Corporate securities	650	—	650

	$14,250	$(1)	$14,249

The original maturity date for our government bonds and corporate securities is one year or less. Although original maturities of our auction rate securities are generally longer than one year, we have the right to sell these securities each auction date subject to the availability of buyers. The original maturity dates for these investments ranged from 2029 to 2047 at March 31, 2007.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
Accrued payroll	$1,070	$1,471
Sales taxes	522	485
Business and income taxes	393	297
Gift cards	281	372
Accrued rent	111	166
Other	791	711

	$3,168	$3,502

5. Stock-Based Compensation
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. We had 746,524 shares authorized for issuance under our plans as of March 31, 2007 of which 45,635 shares remain available for future issuance. Stock options granted under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options granted during 2007 generally vest 25 percent each year over a four-year period, while non-employee director options vest 25 percent each quarter over a one-year period.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under this transition method, compensation cost recognized in the three months ended March 31, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. We recognized stock- based compensation expense of approximately $202,000 and $191,000 during the three months ended March 31, 2007 and 2006, respectively.
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	0.0%	0.0%
Expected volatility	34.4%	46.4%
Risk-free interest rate	4.9%	4.6%
Expected life (in years)	3.8	5.0
Weighted average fair value per option granted	$6.45	$3.89
The following table summarizes activity under our stock award plans during the three months ended March 31, 2007:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2006	631,589	$10.65
Granted	76,750	19.36
Forfeited	(4,950)	12.88
Exercised	(2,500)	8.35

Outstanding options at March 31, 2007	700,889	$11.59	5.4 years	$3,294,000

Exercisable at March 31, 2007	453,389	$8.91	5.8 years	$3,042,000

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was approximately $24,000 and $392,000, respectively. As of March 31, 2007, there was approximately $983,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.6 years.
6. Comprehensive Loss
Comprehensive loss is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net loss and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive loss, net of related tax, for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(543)	$(888)
Net unrealized losses on available-for-sale securities	—	(15)

Total comprehensive loss	$(543)	$(903)

7. Income Taxes
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, we recognized an immaterial adjustment in the liability for unrecognized income tax benefits, which was accounted for as an increase to the January 1, 2007 accumulated deficit balance. At the adoption date of January 1, 2007, we had $65,000 of unrecognized tax benefits. Future changes in the unrecognized tax benefit are not expected to have a material impact on the effective tax rate due to the existence of a valuation allowance.
We recognize interest and penalties related to uncertain tax positions in income tax expense. During the three month periods ended March 31, 2007 and 2006, we did not recognize any interest or penalties.
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns for 2003 through 2006 remain open to examination, while state and local income tax returns for 2002 through 2006 remain open to examination.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of revenue and other financial items are based on our beliefs as well as assumptions made by and information currently available to us. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and other reports filed from time to time with the Securities and Exchange Commission.
Overview
We currently own and operate 16 restaurants located in ten states, including our newest restaurant in Troy, Michigan which opened after the end of the first quarter. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals. We believe that our extensive menu and generous portions offer our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. To date, we have funded our restaurant development, working capital, and general corporate needs with cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. We plan to open six new restaurants during 2007, of which one restaurant in Austin, Texas and another restaurant in Troy, Michigan have already opened. The four remaining restaurants scheduled to open in 2007 are located in Baton Rouge, Louisiana; West Palm Beach, Florida; Gilbert, Arizona; and Stamford, Connecticut. Our goal is for our new restaurants to generate average annual unit volumes of $4.5 million following 24 months of operations. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
We experience various trends in our operating cost structure. Cost of sales, labor, occupancy, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to increase as we add corporate personnel and infrastructure to support our growth and meet the compliance requirements associated with being a public company. However, we expect our general and administrative costs to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

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
Average Weekly Sales. Average weekly sales represents the average of restaurant sales measured over consecutive Monday through Sunday time periods.
Average Unit Volume. Average unit volume represents the average restaurant sales for all of our restaurants open for at least 12 months before the beginning of the period measured.
Restaurant Operating Profit. Restaurant operating profit is defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, and preopening expenses. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors.
Sales Per Square Foot. Sales per square foot represents the restaurant sales for our restaurants open for at least 12 months, divided by the total square feet for such restaurants.
Key Financial Definitions
Restaurant Sales. Restaurant sales include gross food and beverage sales, net of promotions and discounts.
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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including practice and rehearsal of service activities, and rent expense incurred during construction. We expense restaurant preopening expenses as incurred, and we expect preopening expenses to be similar for each new restaurant opening, which typically commence five months prior to a restaurant opening.
Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment and gains and losses on disposal of assets. We currently have no intangible assets or goodwill recorded on our consolidated balance sheet.
Interest Income. Interest income consists of interest earned on our cash and investments.
Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Restaurant sales growth	53.7%	27.2%
Same-store sales growth (1)	1.4%	6.2%
Average weekly sales — comparable restaurant base (2)	$94,690	$93,399
Average weekly sales — non-comparable restaurant base (3)	$73,046	$65,786
Average unit volume (in thousands) (4)	$1,162	$1,214
Sales per square foot (4)	$165	$174
Restaurant operating profit (in thousands) (5)	$2,853	$1,994
Restaurant operating profit as a percentage of sales (5)	18.2%	19.6%

(1)	Same-store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same-store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to loss from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and a reconciliation to loss from operations, the most comparable GAAP measure.

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Restaurant sales	$15,666	$10,194
Costs and expenses:
Cost of sales	4,546	2,895
Labor	5,075	3,153
Occupancy	1,058	706
Restaurant operating expenses	2,134	1,446

Restaurant operating profit	2,853	1,994

Deduct — other costs and expenses
General and administrative	1,769	2,014
Preopening expense	488	291
Depreciation and amortization	1,289	730

Loss from operations	$(693)	$(1,041)

	Percentage of
	Restaurant Sales
	Three Months Ended March 31,
	2007	2006
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	29.0	28.4
Labor	32.4	30.9
Occupancy	6.8	6.9
Restaurant operating expenses	13.6	14.2

Restaurant operating profit	18.2	19.6

Deduct — other costs and expenses
General and administrative	11.3	19.7
Preopening expense	3.1	2.9
Depreciation and amortization	8.2	7.2

Loss from operations	(4.4)%	(10.2)%

	Three Months Ended	Year Ended
	March 31, 2007	December 31, 2006
Store Growth Activity
Beginning Restaurants	14	9
Openings	1	5
Closings	—	—

Total	15	14

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended March 31,
	2007	2006

Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	29.0	28.4
Labor	32.4	30.9
Occupancy	6.8	6.9
Restaurant operating expenses	13.6	14.2
General and administrative	11.3	19.7
Preopening expense	3.1	2.9
Depreciation and amortization	8.2	7.2

Total costs and expenses	104.4	110.2

Loss from operations	(4.4)	(10.2)
Nonoperating income (expense):
Interest income	1.0	2.3
Interest expense	—	(0.8)

Loss before provision for income taxes	(3.4)	(8.7)
Provision for income taxes	0.1	—

Net loss	(3.5)%	(8.7)%

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006
Restaurant Sales. Restaurant sales increased by $5.5 million, or 53.7%, to $15.7 million during the first quarter of 2007 from $10.2 million during the first quarter of 2006 primarily as a result of a $5.2 million increase associated with the opening of six restaurants since April 2006. Same-store sales also increased 1.4% reflecting a 2.0% menu price increase implemented at the beginning of 2007.
Cost of Sales. Cost of sales as a percentage of restaurant sales increased to 29.0% during the first quarter of 2007 from 28.4% during the prior year period. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher produce and seafood prices. In addition, cost of sales also increased due to a higher number of operating weeks for recently opened restaurants as cost of sales are typically higher during the first six months of operations for our new restaurants versus our mature restaurants as management teams become accustomed to predicting, managing, and servicing the sales volumes we expect at our restaurants.
Labor. Labor expenses as a percentage of restaurant sales increased to 32.4% during the first quarter of 2007 from 30.9% during the first quarter of 2006. This increase was primarily the result of opening three new restaurants during the last six months as new restaurants generally experience higher labor costs for approximately six months after opening as the restaurant management and employees become more efficient operating that unit. In addition, labor costs were higher during the first quarter of 2007 due to minimum wage increases that went into effect at the beginning of 2007 in four states in which we operate.
Occupancy. Occupancy expenses as a percentage of restaurant sales decreased 0.1% to 6.8% during the first quarter of 2007 from 6.9% during the first quarter of 2006.

Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales decreased 0.6% to 13.6% during the first quarter of 2007 from 14.2% during the prior year period, primarily as a result of lower expenditures as a percentage of restaurant sales for utilities and supplies.
General and Administrative. General and administrative expenses decreased by $0.2 million to $1.8 million during the first quarter of 2007 from $2.0 million during the first quarter of 2006. The $0.2 million decrease was primarily attributable to $0.4 million of separation costs recorded during the first quarter of 2006 related to the retirement of our former president and chief executive officer, partially offset by a full quarter of costs associated with corporate personnel hired during 2006. Stock-based compensation remained flat at $0.2 million during both periods. General and administrative expenses as a percentage of restaurant sales decreased 8.4% to 11.3% of restaurant sales during the first quarter of 2007 compared to 19.7% of restaurant sales during the prior year period as we are realizing the benefit of higher sales volumes.
Preopening Expense. Preopening expense increased $0.2 million to $0.5 million during the first quarter of 2007 compared to $0.3 million during the first quarter of 2006. The increase in preopening expense primarily relates to the timing of restaurant openings in the first quarter of 2007 compared to the first quarter of 2006. Our Austin, Texas restaurant opened during March 2007 and our Troy, Michigan restaurant opened in April 2007. Preopening expenses during the first quarter of 2006 were primarily associated with our Dallas and Lincolnshire restaurants which opened during the second quarter of 2006.
Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million to $1.3 million during the first quarter of 2007 from $0.7 million during the prior year period. The increase was primarily the result of the additional depreciation and amortization on six restaurants opened since April 2006. Depreciation and amortization expense as a percentage of restaurant sales increased 1.0% to 8.2% during the first quarter of 2007 from 7.2% during the first quarter of 2006. The percentage increase is primarily due to higher average capital expenditures for two restaurants opened in the Chicago market during 2006 and the deleveraging effect of lower than average sales volumes at our Lincolnshire, Illinois restaurant.
Interest Income. Interest income remained flat at $0.2 million during both the first quarter of 2007 and 2006.
Interest Expense. Interest expense decreased $0.1 million due to higher capitalized interest incurred in the construction of our new restaurants during the first quarter of 2007.
Provision for Income Taxes. During both the first quarter of 2007 and 2006, we did not incur a federal income tax liability; however we recorded state income taxes of $10,000 and $5,000, respectively, for states in which no state net operating loss carryforwards exist.

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
Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for new restaurant development, working capital, and general corporate needs. Prior to our initial public offering, our main sources of liquidity and capital were cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. We believe the proceeds from our initial public offering in August 2005 and cash generated from operations will be sufficient to meet our capital requirements through 2007. Beyond 2007 additional financing will be needed to fund working capital and restaurant development and we intend to secure such financing during 2007. Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses, or other events, including those described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2006 and in other documents filed from time to time with the SEC may require us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Equipment Loans
As of March 31, 2007, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $3.2 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2006.
Cash Flows
The following table summarizes our primary sources of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2007	2006
Net cash provided by (used in):
Operating activities	$276	$744
Investing activities	(1,072)	(3,394)
Financing activities	(70)	(170)

Net decrease in cash and cash equivalents	$(866)	$(2,820)

Operating Activities. During the first quarter of 2007, net cash provided by operating activities was $0.3 million principally as a result of depreciation and amortization, the amortization of deferred rent, and non-cash stock compensation, partially offset by our net loss of $0.5 million, the payment of accounts payable and accrued expenses, and an increase in other current assets. During the first quarter of 2006, net cash provided by operating activities was $0.7 million primarily consisting of an increase in accounts payable and accrued expenses, depreciation and amortization, and non-cash stock compensation, partially offset by our net loss and higher receivables.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used for investing activities was $1.1 million during the first quarter of 2007, reflecting $4.8 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to the opening of our Austin, Texas restaurant and development of our Troy, Michigan restaurant, which opened during April 2007. Investing activities also includes proceeds of $3.8 million from the sale of investments to fund this construction. Net cash used for investing activities was $3.4 million during the first quarter of 2006, which consisted primarily of funding construction in progress for new restaurant openings and proceeds from the sale of investments. We expect the cash investment cost of our prototype restaurant to range from $3.2 million to $3.7 million, excluding landlord tenant improvement allowances and excluding preopening expenses of approximately $0.4 million.
Financing Activities. Net cash used in financing activities was $0.1 million for the first quarter of 2007 principally consisting of $0.1 million of principal payments on our equipment loans, partially offset by proceeds from the issuance of common stock from the exercise of stock options and stock issued under our employee stock purchase plan. Net cash used in financing activities was $0.2 million during the first quarter of 2006 consisting primarily of $0.2 million of principal payments on equipment loans.

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
With the adoption of FIN 48 on January 1, 2007, we have modified the “Accounting for Income Taxes” section of our critical accounting policies from the previous disclosure included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our Annual Report on Form 10-K for the year ended December 31, 2006 as follows:
Accounting for Income Taxes
We provide for income taxes based on our estimate of federal and state tax liabilities using the recognition threshold and measurement attribute provisions of FIN 48. These estimates consider, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time we prepare the income tax provisions. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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
There have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Investments
We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments. We held approximately $10.5 million in available-for-sale securities as of March 31, 2007. A hypothetical 100 basis point decline in the interest rate earned on our investments would not have a significant impact on our interest income.
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
Item 4. Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.
/s/ Marcus E. Jundt
Marcus E. Jundt
Chairman of the Board, President, and Chief Executive Officer

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

Date: May 3, 2007

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.