Form 10-Q
period 2007-06-30
KONA GRILL INC
filed 2007-08-02
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐     No ☑
As of July 31, 2007, there were 5,887,287 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,209	$1,934
Investments	8,429	14,249
Receivables	347	949
Other current assets	1,389	741

Total current assets	13,374	17,873
Other assets	442	407
Property and equipment, net	42,653	40,516

Total assets	$56,469	$58,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,102	$4,616
Accrued expenses	3,674	3,502
Current portion of notes payable	637	613

Total current liabilities	6,413	8,731
Notes payable	2,375	2,700
Deferred rent	11,650	11,543

Total liabilities	20,438	22,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued at June 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 5,871,949 and 5,847,593 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	59	58
Additional paid-in capital	42,239	41,722
Accumulated deficit	(6,267)	(5,957)
Accumulated other comprehensive loss	—	(1)

Total stockholders’ equity	36,031	35,822

Total liabilities and stockholders’ equity	$56,469	$58,796

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
Restaurant sales	$19,322	$11,877	$34,988	$22,071
Costs and expenses:
Cost of sales	5,487	3,299	10,033	6,194
Labor	5,970	3,578	11,045	6,731
Occupancy	1,205	812	2,263	1,518
Restaurant operating expenses	2,742	1,480	4,876	2,926
General and administrative	1,832	1,625	3,601	3,639
Preopening expense	350	689	838	980
Depreciation and amortization	1,477	823	2,766	1,553

Total costs and expenses	19,063	12,306	35,422	23,541

Income (loss) from operations	259	(429)	(434)	(1,470)
Nonoperating income (expense):
Interest income	131	246	291	483
Interest expense	(42)	(75)	(42)	(154)

Income (loss) before provision for income taxes	348	(258)	(185)	(1,141)
Provision for income taxes	35	45	45	50

Net income (loss)	$313	$(303)	$(230)	$(1,191)

Net income (loss) per share:
Basic	$0.05	$(0.05)	$(0.04)	$(0.21)

Diluted	$0.05	$(0.05)	$(0.04)	$(0.21)

Weighted average shares used in computation:
Basic	5,866	5,793	5,860	5,762

Diluted	6,233	5,793	5,860	5,762

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2007	2006
Operating activities	(Unaudited)
Net loss	$(230)	$(1,191)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,766	1,553
Stock-based compensation expense	341	402
Tax benefit on exercise of stock options	5	—
Change in operating assets and liabilities:
Receivables	602	(2,048)
Other current assets	(648)	(437)
Accounts payable	(901)	394
Accrued expenses	107	639
Deferred rent	107	2,528

Net cash provided by operating activities	2,149	1,840
Investing activities
Purchase of property and equipment	(6,516)	(9,050)
(Increase) decrease in other assets	(35)	11
Net proceeds on purchase and sale of short-term investments	5,821	4,504

Net cash used in investing activities	(730)	(4,535)
Financing activities
Repayments of notes payable	(301)	(375)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	157	35

Net cash used in financing activities	(144)	(340)

Net increase (decrease) in cash and cash equivalents	1,275	(3,035)
Cash and cash equivalents at the beginning of the period	1,934	4,466

Cash and cash equivalents at the end of the period	$3,209	$1,431

Supplemental disclosures of cash flow information
Cash paid for interest	$127	$154
Noncash investing activities
(Decrease) increase in accounts payable related to property and equipment additions	$(1,613)	$1,552
See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 16 restaurants in 10 states throughout the United States.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction. Under the Company’s asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $860,000 and $640,000 were included in accounts payable as of June 30, 2007 and December 31, 2006, respectively.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Net Income (Loss) Per Share
Basic net income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, calculated using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator:
Net income (loss)	$313	$(303)	$(230)	$(1,191)

Denominator:
Weighted average shares — Basic	5,866	5,793	5,860	5,762
Effect of dilutive stock options and warrants	367	—	—	—

Weighted average shares — Diluted	6,233	5,793	5,860	5,762

Net income (loss) per share:
Basic	$0.05	$(0.05)	$(0.04)	$(0.21)

Diluted	$0.05	$(0.05)	$(0.04)	$(0.21)

For the three and six months ended June 30, 2007, there were approximately 117,000 and 918,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the three and six months ended June 30, 2006, approximately 771,000 stock options and warrants outstanding were excluded from the dilutive earnings per share calculation for the same reason.
3. Investments
The following is a summary of available-for-sale securities (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
June 30, 2007
Auction rate municipal securities	$8,275	$—	$8,275
Corporate securities	154	—	154

	$8,429	$—	$8,429

December 31, 2006
Auction rate municipal securities	$10,600	$—	$10,600
Government bonds	3,000	(1)	2,999
Corporate securities	650	—	650

	$14,250	$(1)	$14,249

The original maturity date for our government bonds and corporate securities is one year or less. Although original maturities of our auction rate municipal securities are generally longer than one year, we have the right to sell these securities each auction date subject to the availability of buyers. The original maturity dates for these investments ranged from 2029 to 2047 at June 30, 2007.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
Accrued payroll	$1,283	$1,471
Sales taxes	564	485
Business and income taxes	459	297
Gift cards	350	372
Accrued occupancy	244	166
Other	774	711

	$3,674	$3,502

5. Stock-Based Compensation
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. We had 912,774 shares authorized for issuance under our stock option plans as of June 30, 2007 of which 242,635 shares remain available for future issuance. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options granted during 2007 generally vest 25 percent each year over a four-year period, while non-employee director options vest 25 percent each quarter over a one-year period.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under this transition method, compensation cost recognized in the three and six months ended June 30, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. We recognized stock- based compensation expense of approximately $139,000 and $211,000 during the three months ended June 30, 2007 and 2006, respectively, and $341,000 and $402,000 during the six months ended June 30, 2007 and 2006, respectively.
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	34.4%	36.5%	34.4%	40.3%
Risk-free interest rate	4.9%	5.0%	4.9%	4.9%
Expected life (in years)	3.8	3.9	3.8	4.3
Weighted average fair value per option granted	$6.45	$4.44	$6.45	$4.23
The following table summarizes activity under our stock award plans during the six months ended June 30, 2007:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2006	631,589	$10.65
Granted	76,750	19.36
Forfeited	(26,950)	15.76
Exercised	(11,250)	7.18

Outstanding options at June 30, 2007	670,139	$11.50	5.1 years	$4,629,000

Exercisable at June 30, 2007	475,826	$9.24	5.4 years	$4,292,000

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was approximately $121,000 and $392,000, respectively. As of June 30, 2007, there was approximately $844,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.5 years.
6. Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net income (loss) and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss), net of related tax, for the three and six months ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$313	$(303)	$(230)	$(1,191)
Net unrealized gains (losses) on available-for-sale securities	1	(2)	1	(17)

Total comprehensive income (loss)	$314	$(305)	$(229)	$(1,208)

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
We recognize interest and penalties related to uncertain tax positions in income tax expense. There have been no material changes in the amounts of our unrecognized tax benefits or interest and penalties related to uncertain tax positions since we adopted FIN 48.
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
Overview
We currently own and operate 16 restaurants located in ten states, including our restaurant in Troy, Michigan which opened during the second quarter. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals and service. We believe that our extensive menu and generous portions offer our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. To date, we have funded our restaurant development, working capital, and general corporate needs with cash flows from operations, loans from affiliates, the sale of common and preferred stock, receipt of landlord tenant improvement allowances, and borrowings under equipment term loans. We plan to open four new restaurants during 2007, of which one restaurant in Austin, Texas and another restaurant in Troy, Michigan have already opened. The two restaurants scheduled to open in the second half of 2007 are located in Baton Rouge, Louisiana and Stamford, Connecticut. Our goal is for our new restaurants to generate average annual unit volumes of $4.5 million following 24 months of operations. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
We experience various trends in our operating cost structure. Cost of sales, labor, occupancy, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to increase as we add corporate personnel and infrastructure to support our growth and comply with the requirements associated with being a public company. However, we expect our general and administrative costs to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

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
Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Restaurant sales growth	62.7%	33.2%	58.5%	30.4%
Same-store sales growth (1)	5.0%	5.8%	3.4%	6.0%
Average weekly sales — comparable restaurant base (2)	$99,083	$94,348	$97,161	$93,933
Average weekly sales — non-comparable restaurant base (3)	$82,815	$76,595	$77,555	$71,983
Average unit volume (in thousands)(4)	$1,288	$1,331	$2,450	$2,545
Sales per square foot (4)	$183	$190	$348	$364
Restaurant operating profit (in thousands) (5)	$3,918	$2,708	$6,771	$4,702
Restaurant operating profit as a percentage of sales (5)	20.3%	22.8%	19.4%	21.3%
(1)	Same-store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same-store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to income (loss) from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and reconciliation to income (loss) from operations, the most comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Restaurant sales	$19,322	$11,877	$34,988	$22,071
Costs and expenses:
Cost of sales	5,487	3,299	10,033	6,194
Labor	5,970	3,578	11,045	6,731
Occupancy	1,205	812	2,263	1,518
Restaurant operating expenses	2,742	1,480	4,876	2,926

Restaurant operating profit	3,918	2,708	6,771	4,702

Deduct — other costs and expenses
General and administrative	1,832	1,625	3,601	3,639
Preopening expense	350	689	838	980
Depreciation and amortization	1,477	823	2,766	1,553

Income (loss) from operations	$259	$(429)	$(434)	$(1,470)

	Percentage of		Percentage of
	Restaurant Sales		Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.4	27.8	28.7	28.1
Labor	30.9	30.1	31.6	30.5
Occupancy	6.2	6.8	6.5	6.9
Restaurant operating expenses	14.2	12.5	13.9	13.2

Restaurant operating profit	20.3	22.8	19.4	21.3

Deduct — other costs and expenses
General and administrative	9.5	13.7	10.3	16.5
Preopening expense	1.8	5.8	2.4	4.5
Depreciation and amortization	7.6	6.9	7.9	7.0

Income (loss) from operations	1.3%	(3.6)%	(1.2)%	(6.7)%

Certain percentage amounts do not sum to total due to rounding.

	Six Months Ended	Year Ended
	June 30, 2007	December 31, 2006
Store Growth Activity
Beginning Restaurants	14	9
Openings	2	5
Closings	—	—

Total	16	14

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.4	27.8	28.7	28.1
Labor	30.9	30.1	31.6	30.5
Occupancy	6.2	6.8	6.5	6.9
Restaurant operating expenses	14.2	12.5	13.9	13.2
General and administrative	9.5	13.7	10.3	16.5
Preopening expense	1.8	5.8	2.4	4.5
Depreciation and amortization	7.6	6.9	7.9	7.0

Total costs and expenses	98.7	103.6	101.2	106.7

Income (loss) from operations	1.3	(3.6)	(1.2)	(6.7)
Nonoperating income (expense):
Interest income	0.7	2.1	0.8	2.2
Interest expense	(0.2)	(0.6)	(0.1)	(0.7)

Income (loss) before provision for income taxes	1.8	(2.1)	(0.5)	(5.2)
Provision for income taxes	0.2	0.4	0.1	0.2

Net income (loss)	1.6%	(2.5)%	(0.7)%	(5.4)%

Certain percentage amounts do not sum to total due to rounding.
Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
Restaurant Sales. Restaurant sales increased by $7.4 million, or 62.7%, to $19.3 million during the second quarter of 2007 from $11.9 million during the prior year period primarily as a result of a $6.9 million increase associated with the opening of five new restaurants since August 2006 and a full quarter of sales from two restaurants that opened during the second quarter of last year. Same-store sales also increased $0.5 million or 5.0% reflecting higher guest traffic and a 2.0% menu price increase implemented at the beginning of 2007.
Cost of Sales. Cost of sales as a percentage of restaurant sales increased to 28.4% during the second quarter of 2007 from 27.8% during the prior year period. The increase in cost of sales as a percentage of restaurant sales reflects higher poultry, meat, and dairy prices during the second quarter of 2007. Cost of sales also increased due to a 9.0% increase in the number of operating weeks contributed by restaurants open less than six months. Cost of sales are typically higher during the first six months of operations for our new restaurants versus our mature restaurants as management teams become accustomed to predicting, managing, and servicing the sales volumes we expect at our restaurants.
Labor. Labor expenses as a percentage of restaurant sales increased to 30.9% during the second quarter of 2007 from 30.1% during the second quarter of 2006. This increase was primarily the result of opening four new restaurants during the last six months. New restaurants generally experience higher labor costs for approximately six months after opening as the restaurant management and employees become more efficient operating that unit. In addition, labor costs were higher during the second quarter of 2007 due to minimum wage increases that went into effect in late 2006 and January 2007 in four states in which we operate.

Occupancy. Occupancy expenses as a percentage of restaurant sales decreased 0.6% to 6.2% during the second quarter of 2007 from 6.8% during the second quarter of 2006. The decrease reflects increased leverage of these costs from higher average weekly sales.
Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 1.7% to 14.2% during the second quarter of 2007 from 12.5% during the prior year period, primarily as a result of higher expenditures as a percentage of restaurant sales for advertising and marketing activities, in addition to higher operating expenses as a percentage of restaurant sales for our recently opened restaurants.
General and Administrative. General and administrative expenses increased by $0.2 million to $1.8 million during the second quarter of 2007 from $1.6 million during the second quarter of 2006. The $0.2 million increase is primarily attributable to a full quarter of costs associated with corporate personnel hired during 2006. Stock-based compensation expense decreased $0.1 million to $0.1 million during the second quarter of 2007 as no stock options were granted during the quarter. General and administrative expenses as a percentage of restaurant sales decreased 4.2% to 9.5% of restaurant sales during the second quarter of 2007 compared to 13.7% of restaurant sales during the prior year period as we are realizing the benefit of higher sales volumes.
Preopening Expense. Preopening expense decreased $0.3 million to $0.4 million during the second quarter of 2007 compared to $0.7 million during the second quarter of 2006. The decrease in preopening expense is attributable to fewer restaurant openings in the second quarter of 2007 as compared to the second quarter of 2006. We opened one new restaurant in Troy, Michigan in April 2007 compared to the opening of two new restaurants in the second quarter of 2006 in Dallas, Texas and Lincolnshire, Illinois.
Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million to $1.5 million during the second quarter of 2007 from $0.8 million during the prior year period. The increase was primarily the result of the additional depreciation and amortization on five restaurants opened since August 2006. Depreciation and amortization expense as a percentage of restaurant sales increased 0.7% to 7.6% during the second quarter of 2007 from 6.9% during the second quarter of 2006. The percentage increase is primarily due to higher average capital expenditures for two restaurants opened in the Chicago market during 2006 and our Troy, Michigan restaurant opened during the second quarter of 2007 and the deleveraging effect of lower than average sales volumes at our Lincolnshire, Illinois restaurant.
Interest Income. Interest income decreased $0.1 million to $0.1 million during the second quarter of 2007 from $0.2 million during the second quarter of 2006, primarily due to lower average investment balances as a result of the sale of investments to fund new restaurant development.
Interest Expense. Interest expense decreased slightly due to lower average debt balances during the second quarter of 2007 and capitalization of interest expense.
Provision for Income Taxes. During both the second quarter of 2007 and 2006, we did not incur a federal income tax liability; however we recorded state income taxes of $35,000 and $45,000, respectively, for states in which no state net operating loss carryforwards exist.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
Restaurant Sales. Restaurant sales increased by $12.9 million, or 58.5%, to $35.0 million during the first six months of 2007 from $22.1 million during the first six months of 2006 primarily as a result of a $12.1 million increase associated with the opening of five new restaurants since August 2006 and two restaurants that opened during the second quarter of last year. In addition, same-store sales increased $0.8 million or 3.4% during the first half of 2007 reflecting a 2.5% effective menu price increase and increased customer counts.
Cost of Sales. Cost of sales as a percentage of restaurant sales increased to 28.7% during the first six months of 2007 from 28.1% during the prior year period. The increase in cost of sales as a percentage of restaurant sales is primarily due to higher meat, poultry, produce, and dairy prices.
Labor. Labor expenses as a percentage of restaurant sales increased to 31.6% during the first half of 2007 from 30.5% during the first half of 2006. This increase was primarily the result of a 6.4% increase in restaurant operating weeks for restaurants open less than six months. New restaurants generally experience higher labor costs for approximately six months after opening as the restaurant management and employees become more efficient operating that unit. In addition, labor costs were higher during the first half of 2007 due to minimum wage increases that went into effect in late 2006 and January 2007 in four states in which we operate.
Occupancy. Occupancy expenses as a percentage of restaurant sales decreased 0.4% to 6.5% during the first six months of 2007 from 6.9% during the first six months of 2006. The decrease reflects increased leverage resulting from higher sales volumes.
Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 0.7% to 13.9% during the first six months of 2007 from 13.2% during the first six months of 2006. The increase is primarily the result of increased costs for marketing, utilities, and supplies.
General and Administrative. General and administrative expenses were essentially flat at $3.6 million during both the first half of 2007 and 2006 as a full six months of salary and benefit costs associated with corporate personnel hired during 2006 were offset by $0.4 million of separation costs incurred during the first half of 2006 related to the retirement of our former president and chief executive officer. In addition, stock-based compensation expense decreased $0.1 million to $0.3 million during the first half of 2007 as fewer stock options were granted during the first half of 2007 as compared to the first half of 2006. General and administrative expenses as a percentage of restaurant sales decreased 6.2% to 10.3% of restaurant sales during the first half of 2007 compared to 16.5% of restaurant sales during the prior year period as we are realizing the benefit of higher sales volumes.
Preopening Expense. Preopening expense was $0.8 million during the first six months of 2007 compared to $1.0 million during the first six months of 2006. Preopening expense for the first half of 2007 primarily reflects costs for the opening of our Austin, Texas and Troy, Michigan restaurants, while preopening expense for the first half of 2006 primarily reflects costs for the opening of our Dallas, Texas and Lincolnshire, Illinois restaurants and costs related to our Houston restaurant which opened during August 2006.
Depreciation and Amortization. Depreciation and amortization expense increased $1.2 million to $2.8 million during the first half of 2007 from $1.6 million during the prior year period. The increase was primarily the result of the additional depreciation and amortization on seven restaurants opened since April 2006. Depreciation and amortization expense as a percentage of restaurant sales increased 0.9% to 7.9% during the first six months of 2007 from 7.0% during the first six months of 2006. The percentage increase is primarily due to higher average capital expenditures for two restaurants opened in the Chicago market during 2006 and our Troy restaurant opened during the second quarter of 2007.
Interest Income. Interest income of $0.3 million during the first six months of 2007 decreased $0.2 million from $0.5 million during the first six months of 2006, primarily due to lower average investment balances as a result of the sale of investments to fund new restaurant development.

Interest Expense. Interest expense decreased $0.1 million during the first half of 2007 due to higher capitalized interest incurred in the construction of our new restaurants during the first half of 2007 and lower average debt balances.
Provision for Income Taxes. During both the first six months of 2007 and 2006, we did not incur a federal income tax liability; however, we recorded state income taxes of $45,000 during the first six months of 2007 and $50,000 during the first six months of 2006 for states in which no state net operating loss carryforwards exist.
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
Equipment Loans
As of June 30, 2007, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $3.0 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2006.
Cash Flows
The following table summarizes our primary sources of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$2,149	$1,840
Investing activities	(730)	(4,535)
Financing activities	(144)	(340)

Net increase (decrease) in cash and cash equivalents	$1,275	$(3,035)

Operating Activities. During the first six months of 2007, net cash provided by operating activities was $2.1 million principally as a result of depreciation and amortization, the receipt of tenant improvement allowances, and non-cash stock-based compensation, partially offset by the payment of accounts payable and an increase in other current assets. During the first six months of 2006, net cash provided by operating activities was $1.8 million consisting of approximately $3.7 million in net cash used for our net loss, an increase in tenant improvement allowance receivables and other current assets, offset by $5.5 million in net cash generated from the amortization of deferred rent, depreciation and amortization, an increase in accounts payable and accrued expenses, and non-cash stock-based compensation expense.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used for investing activities was $0.7 million during the first half of 2007, reflecting $6.5 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to the opening of our Austin, Texas and Troy, Michigan restaurants. Investing activities also includes proceeds of $5.8 million from the sale of investments to fund this construction. Net cash used for investing activities was $4.5 million for the first half of 2006, reflecting $9.0 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to new restaurant openings and planned restaurant openings. Investing activities also included $4.5 million from the sale of investments to fund this construction.

Financing Activities. Net cash used in financing activities was $0.1 million for the first six months of 2007 principally consisting of $0.3 million of principal payments on equipment loans, partially offset by $0.2 million in proceeds from the issuance of common stock from the exercise of stock options and warrants and stock issued under our employee stock purchase plan. Net cash used in financing activities was $0.3 million for the six months ended June 30, 2006 principally consisting of $0.4 million of principal payments on equipment loans, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan.
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
We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments. We held approximately $8.4 million in available-for-sale securities as of June 30, 2007. A hypothetical 100 basis point decline in the interest rate earned on our investments would not have a significant impact on our interest income.
Primary Market Risk Exposures
Our primary market risk exposures are in the areas of commodity costs, labor costs, and construction costs. Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks. Our labor costs are impacted by recent state and federal legislation to increase the minimum wage rate as many of our employees are paid labor rates related to federal and state minimum wage laws. We have exposure to rising construction costs, which may impact our actual cost to develop new restaurants. Although the cost of restaurant construction will not impact significantly the operating results of the restaurant, it would impact the return on investment for such restaurant.
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
Item 4. Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 1, 2007. The following items were voted on by our stockholders:

		Withheld/
	For	Against
1. Election of Class II members of our Board of Directors for a term expiring in 2010:
Mark L. Bartholomay	4,651,496	23,493
Anthony L. Winczewski	4,549,077	125,912
Douglas G. Hipskind	4,508,095	166,894

	For	Against	Abstain
2. Proposal to approve the amendments to our 2005 Stock Award Plan (a) to increase the number of shares of common stock reserved for issuance under the plan by 175,000 shares and (b) to require stockholder approval for any actions that may be treated as stock option repricing	2,817,706	211,912	4,423

3. Proposal to approve the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007	4,672,513	350	2,126
Item 5. Other Information
None
Item 6. Exhibits
(a)	Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
Chairman of the Board, President, and Chief Executive Officer

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

Date: August 2, 2007

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.