Form 10-Q
period 2007-09-30
KONA GRILL INC
filed 2007-11-08
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 000-51491

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation)	20-0216690 (I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
As of October 31, 2007, there were 5,896,576 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,698	$1,934
Investments	8,579	14,249
Receivables	623	949
Other current assets	1,433	741

Total current assets	13,333	17,873
Other assets	439	407
Property and equipment, net	43,800	40,516

Total assets	$57,572	$58,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,016	$4,616
Accrued expenses	4,201	3,502
Current portion of notes payable	650	613

Total current liabilities	6,867	8,731
Notes payable	2,207	2,700
Deferred rent	11,829	11,543

Total liabilities	20,903	22,974

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 5,896,576 and 5,847,593 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	59	58
Additional paid-in capital	42,433	41,722
Accumulated deficit	(5,823)	(5,957)
Accumulated other comprehensive loss	—	(1)

Total stockholders’ equity	36,669	35,822

Total liabilities and stockholders’ equity	$57,572	$58,796

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
Restaurant sales	$19,210	$13,812	$54,198	$35,883
Costs and expenses:
Cost of sales	5,346	3,962	15,379	10,156
Labor	5,875	4,311	16,920	11,042
Occupancy	1,204	905	3,467	2,423
Restaurant operating expenses	2,646	1,909	7,522	4,835
General and administrative	1,885	1,713	5,486	5,352
Preopening expense	367	491	1,205	1,471
Depreciation and amortization	1,486	1,157	4,252	2,710

Total costs and expenses	18,809	14,448	54,231	37,989

Income (loss) from operations	401	(636)	(33)	(2,106)
Nonoperating income (expense):
Interest income	140	240	431	723
Interest expense	(37)	(72)	(79)	(226)

Income (loss) before provision for income taxes	504	(468)	319	(1,609)
Provision for income taxes	60	—	105	50

Net income (loss)	$444	$(468)	$214	$(1,659)

Net income (loss) per share:
Basic	$0.08	$(0.08)	$0.04	$(0.29)

Diluted	$0.07	$(0.08)	$0.03	$(0.29)

Weighted average shares used in computation:
Basic	5,891	5,805	5,870	5,776

Diluted	6,238	5,805	6,231	5,776

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities	(Unaudited)
Net income (loss)	$214	$(1,659)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,252	2,710
Stock-based compensation expense	451	665
Tax benefit on exercise of stock options	5	—
Change in operating assets and liabilities:
Receivables	326	(1,339)
Other current assets.	(692)	(623)
Accounts payable	(952)	1,698
Accrued expenses	634	1,061
Deferred rent	286	3,223

Net cash provided by operating activities	4,524	5,736

Investing activities
Purchase of property and equipment	(9,184)	(14,656)
(Increase) decrease in other assets	(32)	20
Net proceeds on purchase and sale of short-term investments	5,671	6,299

Net cash used in investing activities	(3,545)	(8,337)

Financing activities
Repayments of notes payable	(456)	(568)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	241	147

Net cash used in financing activities	(215)	(421)

Net increase (decrease) in cash and cash equivalents	764	(3,022)
Cash and cash equivalents at the beginning of the period	1,934	4,466

Cash and cash equivalents at the end of the period	$2,698	$1,444

Supplemental disclosure of cash flow information
Cash paid for interest	$186	$226

Noncash investing activities
(Decrease) increase in accounts payable related to property and equipment additions	$(1,648)	$1,971
See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 17 restaurants in 11 states throughout the United States.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction. Under the Company’s asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $810,000 and $640,000 were included in accounts payable as of September 30, 2007 and December 31, 2006, respectively.
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
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Net Income (Loss) Per Share
Basic net income (loss) is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, calculated using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Numerator:
Net income (loss)	$444	$(468)	$214	$(1,659)

Denominator:
Weighted average shares — Basic	5,891	5,805	5,870	5,776
Effect of dilutive stock options and warrants	347	—	361	—

Weighted average shares — Diluted	6,238	5,805	6,231	5,776

Net income (loss) per share:
Basic	$0.08	$(0.08)	$0.04	$(0.29)

Diluted	$0.07	$(0.08)	$0.03	$(0.29)

For the three and nine months ended September 30, 2007, there were approximately 170,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2006, approximately 830,000 stock options and warrants outstanding were excluded from the dilutive earnings per share calculation for the same reason.
3. Investments
The following is a summary of available-for-sale securities (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
September 30, 2007
Auction rate municipal securities	$8,425	$—	$8,425
Corporate securities	154	—	154

	$8,579	$—	$8,579

December 31, 2006
Auction rate municipal securities	$10,600	$—	$10,600
Government bonds	3,000	(1)	2,999
Corporate securities	650	—	650

	$14,250	$(1)	$14,249

The original maturity date for our government bonds and corporate securities is one year or less. Although original maturities of our auction rate municipal securities are generally longer than one year, we have the right to sell these securities each auction date subject to the availability of buyers. The original maturity dates for these investments ranged from 2019 to 2047 at September 30, 2007.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
Accrued payroll	$1,552	$1,471
Business and income taxes	566	297
Sales taxes	502	485
Gift cards	338	372
Accrued occupancy	336	166
Other	907	711

	$4,201	$3,502

5. Stock-Based Compensation
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. We had 904,677 shares authorized for issuance under our stock option plans as of September 30, 2007 of which 196,988 shares remain available for future issuance. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options granted during 2007 generally vest 25 percent each year over a four-year period, while non-employee director options vest 25 percent each quarter over a one-year period.
We account for equity grants under our stock plans in accordance with the fair value recognition provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under this transition method, compensation cost recognized in the three and nine months ended September 30, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. We recognized stock-based compensation expense of $110,000 and $263,000 during the three months ended September 30, 2007 and 2006, respectively, and $451,000 and $665,000 during the nine months ended September 30, 2007 and 2006, respectively.
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected volatility	33.1%	37.1%	33.8%	39.3%
Risk-free interest rate	4.8%	4.6%	4.8%	4.8%
Expected option life (in years)	4.0	5.0	3.9	4.5
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value per option granted	$6.03	$5.48	$6.26	$4.61
The following table summarizes activity under our stock award plans for the nine months ended September 30, 2007:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2006	631,589	$10.65
Granted	136,750	18.80
Forfeited	(41,303)	15.63
Exercised	(19,347)	9.46

Outstanding options at September 30, 2007	707,689	$11.96	4.9 years	$4,280,000

Exercisable at September 30, 2007	487,814	$9.55	5.2 years	$4,024,000

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was approximately $200,000 and $660,000, respectively. As of September 30, 2007, there was approximately $971,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.7 years.
6. Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net income (loss) and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive income (loss), net of related tax, for the three and nine months ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$444	$(468)	$214	$(1,659)
Net unrealized gains (losses) on available-for-sale securities	—	9	1	(7)

Total comprehensive income (loss)	$444	$(459)	$215	$(1,666)

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
We recognize interest and penalties related to uncertain tax positions in income tax expense. There has been no material changes in the amount of unrecognized tax benefits or interest and penalties related to uncertain tax positions since we adopted FIN 48.
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
9. Subsequent Event
On November 6, 2007, we sold 650,000 shares of common stock at a purchase price of $16.25 per share in a private placement to accredited institutional investors. We received net proceeds of $10.0 million (net of approximately $0.6 million in related fees and expenses). We intend to use the net proceeds from the private placement to fund new restaurant development and for general corporate purposes.

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
Overview
We currently own and operate 17 restaurants located in 11 states, including our newest restaurant in Stamford, Connecticut which opened on November 1, 2007. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals and service. We believe that our extensive menu and generous portions offer our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. We have opened three restaurants during 2007 in Austin, Texas; Troy, Michigan; and Stamford, Connecticut and we plan to open a restaurant in Baton Rouge, Louisiana in December 2007, which will complete our scheduled 2007 openings. We plan to open up to six restaurants during 2008, which will expand our presence in both new and existing markets. Our goal is for our new restaurants to generate average annual unit volumes of $4.5 million following 24 months of operations. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Despite our limited operating history, we have identified that sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including practice and rehearsal of service activities, and rent expense incurred during construction. We expense restaurant preopening expenses as incurred, and we expect preopening expenses to be similar for each new restaurant opening, which typically commence six months prior to a restaurant opening.
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
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restaurant sales growth	39.1%	46.1%	51.0%	36.0%
Same-store sales growth (1)	4.9%	4.0%	4.0%	5.1%
Average weekly sales — comparable restaurant base (2)	$99,098	$94,494	$97,858	$94,135
Average weekly sales — non-comparable restaurant base (3)	$83,912	$75,068	$79,780	$72,970
Average unit volume (in thousands)(4)	$1,235	$1,328	$3,687	$3,873
Sales per square foot (4)	$176	$190	$525	$554
Restaurant operating profit (in thousands) (5)	$4,139	$2,725	$10,910	$7,427
Restaurant operating profit as a percentage of sales (5)	21.5%	19.7%	20.1%	20.7%

(1)	Same-store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same-store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to income (loss) from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and reconciliation to income (loss) from operations, the most comparable GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Restaurant sales	$19,210	$13,812	$54,198	$35,883
Costs and expenses:
Cost of sales	5,346	3,962	15,379	10,156
Labor	5,875	4,311	16,920	11,042
Occupancy	1,204	905	3,467	2,423
Restaurant operating expenses	2,646	1,909	7,522	4,835

Restaurant operating profit	4,139	2,725	10,910	7,427

Deduct — other costs and expenses
General and administrative	1,885	1,713	5,486	5,352
Preopening expense	367	491	1,205	1,471
Depreciation and amortization	1,486	1,157	4,252	2,710

Income (loss) from operations	$401	$(636)	$(33)	$(2,106)

	Percentage of		Percentage of
	Restaurant Sales		Restaurant Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.8	28.7	28.4	28.3
Labor	30.6	31.2	31.2	30.8
Occupancy	6.3	6.6	6.4	6.7
Restaurant operating expenses	13.8	13.8	13.9	13.5

Restaurant operating profit	21.5	19.7	20.1	20.7

Deduct — other costs and expenses
General and administrative	9.8	12.4	10.1	14.9
Preopening expense	1.9	3.5	2.2	4.1
Depreciation and amortization	7.7	8.4	7.8	7.6

Income (loss) from operations	2.1%	(4.6)%	(0.1)%	(5.9)%

Certain percentage amounts do not sum to total due to rounding.

	Nine Months Ended	Year Ended
	September 30, 2007	December 31, 2006
Store Growth Activity
Beginning Restaurants	14	9
Openings	2	5
Closings	—	—

Total	16	14

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.8	28.7	28.4	28.3
Labor	30.6	31.2	31.2	30.8
Occupancy	6.3	6.6	6.4	6.7
Restaurant operating expenses	13.8	13.8	13.9	13.5
General and administrative	9.8	12.4	10.1	14.9
Preopening expense	1.9	3.5	2.2	4.1
Depreciation and amortization	7.7	8.4	7.8	7.6

Total costs and expenses	97.9	104.6	100.1	105.9

Income (loss) from operations	2.1	(4.6)	(0.1)	(5.9)
Nonoperating income (expense):
Interest income	0.7	1.7	0.8	2.0
Interest expense	(0.2)	(0.5)	(0.1)	(0.6)

Income (loss) before provision for income taxes	2.6	(3.4)	0.6	(4.5)
Provision for income taxes	0.3	—	0.2	0.1

Net income (loss)	2.3%	(3.4)%	0.4%	(4.6)%

Certain percentage amounts do not sum to total due to rounding.
Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
Restaurant Sales. Restaurant sales increased by $5.4 million, or 39.1%, to $19.2 million during the third quarter of 2007 from $13.8 million during the prior year period primarily as a result of a $5.0 million increase associated with the opening of four new restaurants since October 2006 and a full quarter of sales from one restaurant that opened during the third quarter of last year. Same-store sales also increased 4.9% reflecting a 2.0% menu price increase implemented at the beginning of 2007 and a 3.0% menu price increase effective July 1, 2007.
Cost of Sales. Cost of sales as a percentage of restaurant sales decreased 0.9% to 27.8% during the third quarter of 2007 from 28.7% during the prior year period. The decrease is primarily due to a 10.9% reduction in the number of operating weeks contributed by restaurants open less than six months resulting from the timing of new restaurant openings. Cost of sales are typically higher during the first six months of operations for our new restaurants versus our mature restaurants as management teams become accustomed to predicting, managing, and servicing the sales volumes we expect at our restaurants.
Labor. Labor expenses as a percentage of restaurant sales decreased 0.6% to 30.6% during the third quarter of 2007 from 31.2% during the third quarter of 2006. This decrease was primarily the result of a lower percentage of operating weeks for restaurants opened less than six months during the third quarter of 2007 as compared to the third quarter of 2006. New restaurants generally experience higher labor costs for approximately six months after opening as restaurant management and employees become more efficient operating that unit. Lower labor costs as a percentage of restaurant sales are also attributed to the leveraging of menu price increases implemented to help offset state and federal minimum wage increases that went into effect in January and July 2007, respectively.

Occupancy. Occupancy expenses as a percentage of restaurant sales decreased 0.3% to 6.3% during the third quarter of 2007 from 6.6% during the third quarter of 2006. The decrease reflects increased leverage of these costs from higher average weekly sales.
Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales were flat at 13.8% during both the third quarter of 2007 and 2006. During the third quarter of 2007, higher repair and maintenance costs and advertising costs as a percentage of restaurant sales were offset by lower expenditures as a percentage of restaurant sales for supplies and smallwares.
General and Administrative. General and administrative expenses increased by $0.2 million to $1.9 million during the third quarter of 2007 from $1.7 million during the third quarter of 2006. The $0.2 million increase is primarily attributable to planned investments in corporate personnel to support our growth, in addition to the write-off of $0.1 million for architectural drawings for restaurant development not undertaken. Stock-based compensation expense decreased $0.2 million to $0.1 million during the third quarter of 2007 as fewer stock options were granted during the third quarter of 2007 as compared to the third quarter of 2006. General and administrative expenses as a percentage of restaurant sales decreased 2.6% to 9.8% of restaurant sales during the third quarter of 2007 compared to 12.4% of restaurant sales during the prior year period as we are leveraging our higher sales volumes.
Preopening Expense. Preopening expense decreased $0.1 million to $0.4 million during the third quarter of 2007 compared to $0.5 million during the third quarter of 2006. The decrease in preopening expense is attributable to no restaurant openings in the third quarter of 2007 as compared to one during the third quarter of 2006. Preopening expense for the third quarter of 2007 primarily relates to the planned opening of two restaurants during the fourth quarter of 2007. During the third quarter of 2006, preopening expense reflected costs associated with opening our Houston, Texas restaurant and costs for two restaurants opened during the fourth quarter of 2006.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million to $1.5 million during the third quarter of 2007 from $1.2 million during the prior year period. The increase was primarily the result of depreciation and amortization on four restaurants opened since October 2006, partially offset by $0.1 million of accelerated depreciation recorded during the third quarter of 2006 related to the retrofit of existing restaurants with a new point of sale system. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.7% to 7.7% during the third quarter of 2007 from 8.4% during the third quarter of 2006.
Interest Income. Interest income decreased $0.1 million to $0.1 million during the third quarter of 2007 from $0.2 million during the third quarter of 2006, primarily due to lower average investment balances as a result of the sale of investments to fund new restaurant development.
Interest Expense. Interest expense decreased slightly due to lower average debt balances during the third quarter of 2007 and capitalization of interest expense.
Provision for Income Taxes. During the third quarter of 2007, we recorded state income taxes of $60,000 compared to nil in the third of 2006 for states in which no state net operating loss carryforwards exist.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
Restaurant Sales. Restaurant sales increased by $18.3 million, or 51.0%, to $54.2 million during the first nine months of 2007 from $35.9 million during the first nine months of 2006 primarily reflecting a $17.0 million increase associated with the opening of four new restaurants since October 2006 and a full nine months of sales for three restaurants that opened during the second and third quarters of last year. In addition, same-store sales increased $1.2 million or 4.0% during the first nine months of 2007 reflecting an estimated 3.4% effective menu price increase and increased customer counts.
Cost of Sales. Cost of sales as a percentage of restaurant sales increased 0.1% to 28.4% during the first nine months of 2007 from 28.3% during the prior year period. The increase in cost of sales as a percentage of restaurant sales is primarily due to higher meat, poultry, and dairy prices, partially offset by lower seafood prices.
Labor. Labor expenses as a percentage of restaurant sales increased 0.4% to 31.2% during the first nine months of 2007 from 30.8% during the same period last year. Labor costs were higher during the first nine months of 2007 reflecting minimum wage increases that went into effect in late 2006 and January 2007 in four states in which we operate and an increase in the federal minimum wage that went into effect during July 2007.
Occupancy. Occupancy expenses as a percentage of restaurant sales decreased 0.3% to 6.4% during the first nine months of 2007 from 6.7% during the first nine months of 2006. The decrease reflects increased leverage resulting from higher sales volumes.
Restaurant Operating Expenses. Restaurant operating expenses as a percentage of restaurant sales increased 0.4% to 13.9% during the first nine months of 2007 from 13.5% during the first nine months of 2006. The increase is primarily the result of higher expenditures as a percentage of restaurant sales for marketing, repairs and maintenance, and utilities.
General and Administrative. General and administrative expenses increased $0.1 million during the first nine months of 2007 to $5.5 million compared to $5.4 million during the prior year period. The increase is primarily due to planned investments in field supervision, training, and corporate personnel to support our growth coupled with higher restaurant management recruiting costs and the write-off of architectural drawing fees. The increase is partially offset by $0.4 million of separation costs incurred during the first nine months of 2006 related to the retirement of our former president and chief executive officer. In addition, stock-based compensation expense decreased $0.2 million to $0.5 million during the first nine months of 2007 as fewer stock options were granted during the first nine months of 2007 as compared to the prior year period. General and administrative expenses as a percentage of restaurant sales decreased 4.8% to 10.1% of restaurant sales during the first nine months of 2007 compared to 14.9% of restaurant sales during the prior year period as we are continuing to realize the benefit of higher sales volumes.
Preopening Expense. Preopening expense was $1.2 million during the first nine months of 2007 compared to $1.5 million during the first nine months of 2006. The decrease is primarily due to the opening of two new restaurants during the first nine months of 2007 as compared to the opening of three new restaurants during the prior year comparable period.
Depreciation and Amortization. Depreciation and amortization expense increased $1.5 million to $4.2 million during the first nine months of 2007 from $2.7 million during the prior year period. The increase was primarily the result of depreciation and amortization on 4 new restaurants opened since October 2006 and a full nine months of depreciation and amortization on three restaurants that opened during the second and third quarters of 2006. Depreciation and amortization expense as a percentage of restaurant sales increased 0.2% to 7.8% during the first nine months of 2007 from 7.6% during the first nine months of 2006. The percentage increase is primarily due to higher average capital expenditures for two restaurants opened in the Chicago market during 2006 and our Troy restaurant which opened during the second quarter of 2007.

Interest Income. Interest income of $0.4 million during the first nine months of 2007 decreased $0.3 million from $0.7 million during the first nine months of 2006, primarily due to lower average investment balances as a result of the sale of investments to fund new restaurant development.
Interest Expense. Interest expense decreased $0.1 million during the first nine months of 2007 due to higher capitalized interest incurred in the construction of our new restaurants and lower average debt balances.
Provision for Income Taxes. During both the first nine months of 2007 and 2006, we did not incur a federal income tax liability; however, we recorded state income taxes of $105,000 during the first nine months of 2007 and $50,000 during the first nine months of 2006 for states in which no state net operating loss carryforwards exist.
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

Liquidity and Capital Resources
Our primary capital requirements are for new restaurant development. During the last two years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering and cash flows from operations. We intend to continue developing new restaurants in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. We currently expect to open one additional restaurant during 2007 and expect to open as many as six new restaurants during 2008. We are typically required to expend cash to perform site-related work and to construct and equip our restaurants. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables.
Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the type of lease entered into. On November 6, 2007, we completed the sale of 650,000 shares of common stock to accredited institutional investors in a private placement transaction. We received net proceeds of approximately $10.0 million which we intend to use to fund new restaurant development and for general corporate purposes. Based upon our current growth plan, we believe that our current cash flow and our cash and investment balance coupled with our anticipated cash flow generated from operations and the proceeds from our recently completed private placement will provide sufficient funds to satisfy our working capital and capital expenditure requirements into 2009.
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
Equipment Loans
As of September 30, 2007, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $2.9 million at September 30, 2007. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2006.

Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2007	2006
Net cash provided by (used in):
Operating activities	$4,524	$5,736
Investing activities	(3,545)	(8,337)
Financing activities	(215)	(421)

Net increase (decrease) in cash and cash equivalents	$764	$(3,022)

Operating Activities. During the first nine months of 2007, net cash provided by operating activities was $4.5 million principally as a result of an increase in operating income, depreciation and amortization, non-cash stock-based compensation, an increase in accrued expenses, and the receipt of tenant improvement allowances. This increase was partially offset by the timing of payments for accounts payable and an increase in other current assets. During the first nine months of 2006, net cash provided by operating activities was $5.7 million due principally to the effect of amortization of deferred rent, depreciation and amortization, an increase in accounts payable and accrued expenses, and non-cash stock-based compensation, partially offset by an increase in tenant improvement allowance receivables and other current assets.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used for investing activities was $3.5 million during the first nine months of 2007, reflecting $9.2 million for the funding of construction in progress at our Stamford, Connecticut and Baton Rouge, Louisiana restaurants and the purchase of property and equipment, the majority of which related to the opening of our Austin, Texas and Troy, Michigan restaurants. Investing activities also includes proceeds of $5.7 million from the sale of investments to fund this construction. Net cash used for investing activities was $8.3 million for the first nine months of 2006, reflecting $14.6 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to new restaurant openings and planned restaurant openings. Investing activities also included proceeds of $6.3 million from the sale of investments to fund construction.
Financing Activities. Net cash used in financing activities was $0.2 million for the first nine months of 2007 principally consisting of principal payments on equipment loans, partially offset by proceeds from the issuance of common stock from the exercise of stock options and warrants and stock issued under our employee stock purchase plan. Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2006 principally consisting of $0.6 million of principal payments on equipment loans, partially offset by proceeds from the issuance of common stock.
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
We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments. We held approximately $8.6 million in available-for-sale securities as of September 30, 2007. A hypothetical 100 basis point decline in the interest rate earned on our investments would not have a significant impact on our interest income.
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
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits
3.3	Amended and Restated Bylaws of Kona Grill, Inc. (1)

10.17	Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007
(2) Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007

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
Chairman of the Board, President, and Chief Executive Officer

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)

Date: November 8, 2007

EXHIBIT INDEX

Exhibit
No.	Description
3.3	Amended and Restated Bylaws of Kona Grill, Inc. (1)

10.17	Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007
(2) Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007