Form 10-K
period 2007-12-31
KONA GRILL INC
filed 2008-03-14
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2007, was $74,018,193, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 10, 2008, there were 6,608,078 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2007
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

PART I
Item 1. Business
Overview
Kona Grill restaurants offer freshly prepared food, personalized service, and a contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of award-winning sushi. Our menu items also incorporate over 40 signature sauces and dressings that we make from scratch, creating broad based appeal for the lifestyle and taste trends of a diverse group of guests. Our diverse menu offerings are complemented by a full service bar offering a broad assortment of wines, specialty drinks, and beers. Our menu is standardized for all of our restaurants allowing us to deliver consistent, high quality meals.
Our restaurants accommodate a range of approximately 260 to 300 guests and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to appeal and encourage repeat visits with regular guests. We locate our restaurants in high-activity areas such as retail centers, shopping malls, urban power dining locations, lifestyle centers, and entertainment centers that are situated near commercial office space and residential housing to attract guests throughout the day. Our restaurants are designed to satisfy our guests’ dining preferences during lunch, dinner, and non-peak periods such as late afternoon and late night.
We own and operate 18 upscale casual dining restaurants in 12 states. We opened four restaurants during 2007 to expand our concept in the following markets: Austin, Texas; Troy, Michigan; Stamford, Connecticut; and Baton Rouge, Louisiana. We plan to open five restaurants during 2008 as we continue to expand our national presence. Scheduled openings in 2008 include the expansion of our presence in the metropolitan Phoenix market with locations in north Phoenix and Gilbert, Arizona as well as expansion into new markets such as West Palm Beach, Florida. We believe our concept has the potential for over 100 restaurants nationwide.
We believe that our vast array of offerings and generous portions combined with an estimated average check per guest during 2007 of approximately $24 offers our guests an attractive price-value proposition. This value proposition, coupled with our multiple daypart model and exceptional service, have created an attractive business model. Furthermore, our restaurant model provides us with considerable growth opportunities to expand the Kona Grill concept nationwide.
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

Competitive Strengths
We believe that the key strengths of our business include the following:
•
Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared food that combines a diverse selection of mainstream American selections as well as a variety of appetizers and entrees with an international influence, and award-winning sushi to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 proprietary sauces and dressings further differentiate our menu items and help create an exceptional meal while allowing our guests to experience new foods and tastes as well as share their everyday favorite choices with others. With an average check during 2007 of approximately $24 per guest ($16.50 per guest, excluding alcoholic beverages) we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our guests.

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

•
Multiple Daypart Model. Our appetizers, pizzas, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared by our guests, allowing them to dine with us during traditional lunch and dinner meal periods as well as in between customary dining periods such as in the late afternoon and late night. The lively ambiance of our patio and bar areas provides an energetic social forum for us to attract a younger professional clientele during these non-peak periods, as well as for all of our guests to enjoy before or after they dine with us. Our sushi bar provides another dining venue for our guests while offering a healthier, more adventuresome dining experience. We believe that our ability to attract and satisfy our guests throughout the day distinguishes us from many other casual dining chains and helps us maximize sales and leverage our fixed operating costs.

•
Attractive Unit Economics. During 2007, the average unit volume of our restaurants open for at least 12 months was $4.8 million, or $684 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverage our fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for our new restaurants to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expenses. Our restaurant cash flow margin is one of the best in our industry and provides us with strong financial returns on this investment.

Growth Strategy
We believe that there are significant opportunities to grow our sales, expand our concept, and increase our brand awareness throughout the United States. The following sets forth the key elements of our growth strategy.
Pursue Disciplined Restaurant Growth
We adhere to a disciplined site selection process and intend to continue opening Kona Grill restaurants in both new and existing markets that meet our demographic, real estate, and investment criteria. Over the next several years, we plan to open the majority of our restaurants in new markets to continue to build awareness of our concept and to establish Kona Grill as a national upscale casual brand. During 2007, we opened four new restaurants, all of which were located in new markets. Our expansion plans do not involve any franchised restaurant operations.
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
We plan to open five new restaurants during 2008. We have signed leases in West Palm Beach, Florida; Gilbert, Arizona; Phoenix, Arizona; Richmond, Virginia; and Eden Prairie, Minnesota; as well as four executed letters of intent for new restaurant development in 2008 and 2009.
Grow Existing Restaurant Sales
Our goal for existing restaurants is to improve our unit volumes through ongoing local marketing efforts designed to generate awareness and trial of our concept and increase the frequency of guest visits. During 2007, our comparable base restaurants, which include those units open for more than 18 months, generated same-store sales increases of 2.7%.
We intend to continue to evaluate operational initiatives designed to increase sales at our restaurants. For example, we enclosed certain of our patios in cooler climate locations to permit the use of our patio year round and increase restaurant sales. We also design certain of our restaurants with adaptable modules to provide reconfigurable private dining rooms when needed, which will provide us flexibility to book private parties and special events. We believe by emphasizing operating in multiple dayparts, we are able to increase sales and leverage both development and fixed operating costs by operating during a greater number of hours during any given day. In addition, we utilize advertising or marketing programs to promote our restaurants. We believe we can generate additional sales through these programs at a reasonable expense per restaurant.
Leverage Depth of Existing Corporate Infrastructure
We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the United States. During 2007, we continued to make investments in our corporate infrastructure by hiring operations, human resources, real estate, information technology, and accounting personnel; implementing information systems; and establishing financial controls to minimize risks associated with our current growth strategy. As we continue to realize the benefits of our growth, we believe that we will be able to leverage our investments in corporate infrastructure and realize benefits from the increasing sales that our company generates.

Unit Economics
On average, we target a 35% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We target our restaurants to achieve average annual unit volume of $4.5 million following 24 months of operations, or sales per square foot of approximately $660 based on our prototype restaurant of 6,800 square feet. During 2007, the average unit volume of our restaurants open at least 12 months was $4.8 million, or $684 per square foot. The cash-based performance target for our restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation and amortization and income tax expense; and do not represent a targeted return on our investment in common stock.
Our investment costs for new restaurants vary significantly depending upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding preopening expense of approximately $0.4 million.
We believe our high average unit volume helps us attract high-quality employees, leverages our fixed costs, and makes us a desirable tenant for landlords. We believe that our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2007.
2007 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)
Lunch (Open to 3:00 p.m.)	$17,487	24%
Dinner (5 p.m. to 9 p.m.)	37,881	52%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	16,890	24%

Total All Day	$72,258	100%

Menu
The Kona Grill menu offers guests a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including a broad selection of award-winning sushi. This broad menu is an important factor in our differentiation from the other upscale casual dining competitors. We are well-known for our selection of over 40 signature sauces and dressings. Our sauces and dressings distinguish and compliment our dishes, creating delicious flavor profiles and artistic presentations for our guests. All of our menu items are freshly prepared using high quality ingredients and adhere to food standards that we believe are much closer to fine dining than typical casual dining.
Our menu features a selection of appetizers, soups, salads, pizzas, sandwiches, noodle dishes, signature entrees, and desserts. We round out our menu with over 90 hand-made award-winning sushi choices. Our menu includes socially interactive items that can be eaten individually or easily shared amongst guests such as our Chicken Satay appetizer served with cabbage slaw and a sweet-hoisin dipping sauce and our Garlic Shrimp Pizza with a roasted red pepper pizza sauce. Our signature entrees feature our various sauces and offer guests generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with our special shoyu-cream sauce accompanied by wok-tossed vegetables and white cheddar mashed potatoes. Other favorites include our miso sake marinaded Baked Seabass served with shrimp and pork fried rice, Szechwan beans and a coconut-curry vinaigrette and our Pan-Seared Ahi Tuna served over steamed white rice with a sweet-chili sauce accompanied by sautéed baby bok choy.

We are also known for our broad assortment of sushi that includes traditional favorites as well as distinct specialty items such as our Seven-Spice Sashimi Salad made with tuna sashimi, cucumber, smelt roe, and sprouts with motoyaki sauce, or our Jalapeno Yellowtail Sashimi with a slice of jalapeno and cilantro with ponzu sauce. We have designed our sushi menu with a combination of both straight-forward and unintimidating selections such as our California Roll as well as more sophisticated items such as our Spider Roll made with soft shell crab, avocado, and cucumber wrapped in seaweed and soy paper and served with eel sauce. Our menu, coupled with our sushi selections, offers ample choices for health conscious guests, which the National Restaurant Association expects will continue to be a point of focus in the future.
Each of our restaurants has a dedicated kitchen staff member, whom we refer to as our saucier, to oversee the preparation of our more than 40 unique sauces and dressings that are made fresh from scratch on site using only high-quality ingredients and fresh produce. Each sauce is designed according to a proprietary recipe for a specific menu item and includes unique flavors and combinations such as our Honey Cilantro, Pineapple-Chipotle, and Spicy Aioli dipping sauces, and our Onion Soy Vinaigrette dressing. We believe that our distinctive sauces and dressings provide a unique flavor profile, which further distinguishes Kona Grill. Our flavorful sauces and dressings also enhance our guests’ overall dining experience by allowing them to not only experience new tastes but to also share their favorite sauces with others, helping to create customer loyalty and a socially interactive environment.
The versatility of our menu enables us to provide our guests with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods as well as to serve our guests for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. Furthermore, each restaurant offers a separate children’s menu with selections appealing to our youngest guests.
Menu prices range from $3.95 to $12.50 for appetizers and soups, $5.25 to $11.75 for salads, $7.95 to $31.95 for sandwiches and lunch entrees, $8.95 to $31.95 for dinner entrees, and $4.00 to $32.00 for our sushi selections ranging from a single sushi item up to our assorted 18-piece Sashimi Platter. During 2007, our estimated average guest check was approximately $24.00. Based upon our innovative high-quality recipes, generous portions, and flexible price points we believe we provide our guests exceptional value that allows us to attract a diverse customer base and increase the frequency of dining visits to our upscale casual restaurants.
We provide a uniform menu in all of our restaurants and do not feature daily specials, allowing us to deliver consistent, high-quality food at every location. We review our menu and consider enhancements to existing items or the introduction of new items based on customer feedback, which helps assure that we are meeting the needs of our guests.
Alcoholic beverage sales represented approximately 32% of our total restaurant sales during 2007. Our guests enjoy an extensive selection of approximately 20 domestic and imported bottled and draft beers, over 50 selections of wines by the glass or bottle, and a broad selection of liquors and specialty cocktail drinks.
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

Our restaurant interiors utilize a combination of warm earth tones, rich mahogany wood finishes, and oversized silver gilded mirrors. We showcase our signature 2,000 gallon saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral in each of our restaurants and ensure that it can be seen from both our main dining area and our bar area. Our bars are made of granite and compliment our mahogany finishes to enhance our contemporary design. We use a variety of directional lighting, featuring shiitake mushroom-shaped ceiling lights, to deliver a warm glow throughout our restaurants and we adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the choice of television programming in our bar area. Our exhibition-style kitchens are brightly lit to display our kitchen staff at work. Our covered outdoor patio areas seat an average of 60 guests. We utilize state-of-the-art heating technology suspended from our roofs to allow us to maximize the use of our patios throughout most of the year while avoiding obtrusive heating mechanisms that could detract from our upscale ambiance. We have enclosed the patio areas in certain of our colder climate locations allowing guests to utilize the patio area throughout the year.
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
These sites generally include high-volume retail centers, regional malls, lifestyle and entertainment centers, and urban power dining locations.
We thoroughly analyze each prospective site before presenting the site to our Real Estate Committee, currently comprised of four members of the Board of Directors and executive management, for review. Prior to committing to a restaurant site and signing a lease, at least three members of our senior management team and our Board of Directors review the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria.
We lease all of our restaurant sites under lease terms that vary by restaurant; however, we generally lease space (freestanding or in-line) for 10 to 15 years and negotiate at least two five-year renewal options. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent rent based on restaurant sales. We are also generally responsible for our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related expenses.
We believe the high sales volumes of our restaurants make us an attractive tenant and provide us with ample opportunities to obtain suitable leasing terms from landlords. As a result of the locations we select, which are often in new retail center or shopping mall developments, our restaurant development timeframes vary according to the landlord’s construction schedule and other factors that are beyond our control. Once the site has been turned over to us, the typical lead-time from commencement of construction to opening is approximately six months.
Restaurant Operations
Executive and Restaurant Management
Our executive management team continually monitors restaurant operations, inspects individual restaurants to assure the quality of products and services and the maintenance of facilities, institutes procedures to enhance efficiency and reduce costs, and provides centralized support systems. Our Chief Operating Officer has primary responsibility for managing our restaurants and participates in analyzing restaurant-level performance and strategic planning. We currently employ three district managers who report directly to our Chief Operating Officer and who are each responsible for overseeing the restaurants in a specific region. The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant. As we expand our operations, we expect to hire additional district managers who will each oversee 8 to 10 restaurants. In addition, our executive team includes an executive chef and executive sushi chef who help educate, coach, and develop kitchen personnel, implement new systems to improve the efficiency of our kitchen operations, and develop new menu offerings.

Our typical restaurant management team consists of a general manager, an assistant general manager, two front-of-the-house managers, a kitchen manager, an assistant kitchen manager, and a sushi kitchen manager. Our restaurants each employ approximately 100 non-management employees, many of whom work part-time. The general manager is responsible for the day-to-day operations of the restaurant, including the hiring, training, development of personnel, execution of local marketing programs, and operating results. The kitchen managers are responsible for overseeing the preparation of our menu and sushi items; maintaining product quality, and closely monitoring food costs and department labor costs. We also employ a kitchen staff member who is dedicated to the fresh preparation of our sauces and dressings.
Training
In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and continuing training programs. Each restaurant general manager, front-of-the-house manager and kitchen manager completes a formal training program that is comprised of a mix of classroom and on-the-job instruction. Typical programs for general managers provide at least six months of training that may include a rotation to different restaurants throughout the country. Typical programs for other managers provide 10 weeks of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, the ingredients of our various menu items, and other key service protocols. In addition, our hourly staff go through a series of in-depth interactive training for their positions.
We implement these programs by hiring dedicated corporate personnel as well as designate high-performing existing restaurant personnel to assist in training. Our corporate training personnel are involved in training for both new employees hired in anticipation of our new restaurant openings as well as for ongoing training in existing restaurants. When we open a new restaurant, we provide training to restaurant personnel in every position for several weeks prior to opening to assure the smooth and efficient operation of the restaurant from the first day it opens to the public. Prior to opening a new restaurant, certain of our newly-hired restaurant personnel are staffed in existing restaurants to learn the operational aspects of a Kona Grill and to obtain on the job instruction.
Recruitment and Retention
Our future growth and success is highly dependent upon our ability to attract, develop, and retain qualified individuals who are capable of successfully managing our high-volume, upscale casual restaurants. We believe that our unit volume, the image and atmosphere of the Kona Grill concept, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We support our restaurant management personnel by offering competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement. Furthermore, our general managers, assistant general managers, and kitchen managers share in a bonus tied to the overall profitability of their restaurant. We believe that our compensation package for our managers and restaurant employees is comparable to those provided by other upscale casual restaurants. We believe our compensation policies help us attract quality personnel and retain them at turnover rates lower than those generally experienced by our competitors.

Information Systems
We believe that our management information systems enable us to increase the speed and accuracy of order-taking and pricing, efficiently schedule labor to better serve guests, monitor labor costs, assist in product purchasing and menu mix management, promptly access financial and operating data, and improve the accuracy and efficiency of store-level information and reporting.
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
We anticipate continually updating both our restaurant information systems and our corporate office information systems on an annual basis. In 2007, we started the implementation of an automated food cost and inventory management system which will allow us to better measure our product yields and product waste in our kitchens. Additionally, we anticipate implementing a kitchen display system to automate the timing of the firing of different food items on the cook line and a table management system to manage wait times, seat availability, and seating flow in our restaurants. We believe our information systems to be secure and scalable as we build our organization.
Advertising and Marketing
During 2007, our marketing and advertising expenditures were $1.3 million, or 1.7% of our restaurant sales. We expect to continue to invest a similar or increased percentage of restaurant sales in marketing efforts in the future, primarily in connection with driving comparable restaurant sales and supporting new restaurant openings. Our ongoing marketing strategy consists of local advertising on radio and in select print mediums, various public relations activities, direct mail, and word-of-mouth recommendations. We believe that word-of-mouth recommendations are a key component in driving guest trial and usage.
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
Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be subject to penalties, temporary suspension or revocation for cause at any time. Alcoholic beverage control regulations impact many aspects of the daily operations of our restaurants, including the minimum age of patrons and employees, hours of operation, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses or permits to date. The failure of a restaurant to obtain or retain its liquor license would adversely affect that restaurant’s operations and profitability.
We are subject to dram shop statutes in most of the states in which we have operations. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations. Even though we carry liquor liability insurance, a judgment against us under a dram-shop statute in excess of our liability coverage could have a material adverse effect on our operations.

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. Some states have set minimum wage requirements higher than the current federal level. Specifically, Arizona, Colorado, Connecticut, Florida, Illinois, Michigan, Missouri, and Nevada where we currently operate 10 of our 18 restaurants have a minimum wage that is higher than the federal level. A significant number of hourly personnel at our restaurants are paid at rates related to the federal minimum wage and, accordingly, the next scheduled increase of the federal minimum wage in July 2008 will increase our labor costs. Increases in the minimum wage rate or the cost of workers’ compensation insurance, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our operating results. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.
Employees
As of March 10, 2008, we employed 1,798 persons of whom approximately 34 were corporate management and staff personnel, 139 were restaurant managers or trainees, and 1,625 were employees in nonmanagement restaurant positions. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.
Executive Officers
The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Marcus E. Jundt	42	Chairman of the Board, President, and Chief Executive Officer
Jason J. Merritt	43	Executive Vice President and Chief Operating Officer
Mark S. Robinow	51	Executive Vice President, Chief Financial Officer, and Secretary
Marcus E. Jundt has served as our President and Chief Executive Officer since July 2006, as Chairman of the Board since March 2004, and as a director of our company since September 2000. Mr. Jundt serves as Vice Chairman and President of the investment advisory firm of Jundt Associates, Inc. During November 2007, a receiver was appointed to administer the assets of Jundt Associates, Inc. From November 1988 to March 1992, Mr. Jundt served as a research analyst for Victoria Investors covering the technology, health care, financial services, and consumer industries. From July 1987 until October 1988, Mr. Jundt served in various capacities on the floor of the Chicago Mercantile Exchange with Cargill Investor Services. Mr. Jundt also serves as a director of Minnetonka Capital Investment and Spineology, both private companies.
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
We currently operate 18 restaurants, half of which have operated for less than 24 months. Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:
•	our ability to execute effectively our business strategy;

•	our ability to successfully select and secure sites for our Kona Grill concept;

•	the operating performance of new and existing restaurants;

•	competition in our markets;

•	consumer trends; and

•	changes in political or economic conditions.
Our average unit volume and same-store sales may not increase at rates achieved over recent periods. Two of our restaurants opened within the last 24 months have average unit volumes significantly below the average unit volume of our comparable restaurant base. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.
We have a history of losses and we may never achieve profitability.
We incurred net losses in each of 2003, 2005, 2006, and 2007. We forecast that we will incur net losses for at least the next year, and possibly longer. We expect that our expenses for the foreseeable future will increase in order to continue the preparation and development of additional restaurants and to meet the requirements of being a public company. We may find that these efforts are more expensive than we currently anticipate or that our expansion efforts do not result in proportionate increases in our sales, which would further increase our losses. We cannot predict whether we will be able to achieve profitability in the future.
Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the expenses required to open new restaurants.
We currently operate 18 restaurants, four of which opened during 2007, and we expect to open five restaurants in 2008. The capital resources required to develop each new restaurant are significant. We estimate that the cost of opening a new Kona Grill restaurant currently ranges from $3.2 million to $3.7 million, exclusive of landlord tenant improvement allowances and preopening expenses and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the average unit volumes of our new restaurants may cause our results of operations to fluctuate significantly, and poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect our company, making the investment risks related to any one location much larger than those associated with most other restaurant chains.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
We plan to open five restaurants in 2008 which would result in 28% unit growth. This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls, and information systems. These increased demands may adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be adversely affected.
Our ability to open new restaurants on schedule in accordance with our projected growth rate may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.
A critical factor in our future success is our ability to expand our restaurant operations. In order to achieve the projected number of restaurant openings each year, we must identify suitable restaurant locations and successfully negotiate and finalize the terms of restaurant leases at a number of these locations. Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process. Delays encountered in negotiating, or our inability to finalize to our satisfaction, the terms of a restaurant lease may delay our unit growth rate and cause a significant variance from our projected growth rate. Our ability to open new restaurants on schedule depends upon a number of factors, many of which are beyond our control, including the following:
•	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;

•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;

•	construction and development costs;

•	labor shortages or disputes experienced by our landlords or outside contractors;

•	unforeseen engineering or environmental problems with the leased premises;

•	our ability to secure governmental approvals and permits, including liquor licenses, construction permits, and occupancy permits;

•	weather conditions or natural disasters; and

•	general economic conditions.
Unexpected expenses and low market acceptance of our restaurant concept could adversely affect the profitability of restaurants that we open in new markets.
As part of our expansion strategy, we plan to open restaurants in markets in which we have no prior operating experience and in which our brand may not be well known. These new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than restaurants in our existing markets. As a result, we may incur costs related to the opening, operation, and promotion of these new restaurants that are greater than those incurred in existing markets. As a result of these factors, sales at restaurants opening in new markets may take longer to achieve average unit volumes comparable with our existing restaurants, if at all, which would adversely affect the profitability of those new restaurants.

Our restaurants are subject to natural disasters and other events which are beyond our control and for which we may not be able to obtain insurance at reasonable rates.
We endeavor to insure our restaurants against wind, flood, and other disasters, but we may not be able to obtain insurance for these types of events for all of our restaurants at reasonable rates. A devastating natural disaster or other event in the vicinity of one of our restaurants could result in substantial losses and have a material adverse affect on our results of operations.
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
We currently depend on U.S. Foodservice, a national food distribution service company, and other regional distributors to provide food and beverage products to all of our restaurants. If U.S. Foodservice or other distributors or suppliers cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. In addition, any delay in replacing our suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could adversely affect our business.
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
Changes in our restaurant operations, acceleration of our restaurant expansion plans, lower than anticipated restaurant sales, increased food or labor costs, increased property expenses, or other events, including those described in this report, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available to us on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and results of operations. Additional equity financing, if available, will be dilutive to the holders of our common stock. Debt financing may involve significant cash payment obligations, covenants, and financial ratios that may restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

Risks Related to the Restaurant Industry
Negative publicity surrounding our restaurants or the consumption of beef, seafood, poultry, or produce generally, or shifts in consumer tastes, could negatively impact the popularity of our restaurants, our sales, and our results of operations.
The popularity of our restaurants in general, and our menu offerings in particular, are key factors to the success of our operations. Negative publicity resulting from poor food quality, illness, injury, or other health concerns, whether related to one of our restaurants or to the beef, seafood, poultry, or produce industries in general (such as negative publicity concerning the accumulation of carcinogens in seafood, e-coli, Hepatitis A, mercury poisoning and other food-borne illnesses), or operating problems related to one or more of our restaurants, could make our brand and menu offerings less appealing to consumers. In addition, other shifts in consumer preferences away from the kinds of food we offer, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect our sales and results of operations. If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be harmed and we will not achieve profitability.
Increases in the prices of, or reductions in the availability of, seafood, poultry, beef, or produce could reduce our operating margins and adversely affect our operating results.
Our profitability depends, in part, on our ability to anticipate and react to changes in seafood, poultry, beef, or produce costs. The supply and price of these items is more volatile than other types of food. The type, variety, quality, and price of seafood, poultry, beef, and produce is subject to factors beyond our control, including adverse weather conditions, transportation costs, governmental regulation, availability, and seasonality, each of which may affect our food costs or cause a disruption in our supply. We currently do not purchase seafood, poultry, beef, or produce pursuant to long-term contracts or use financial management strategies to reduce our exposure to price fluctuations. Changes in the price or availability of certain types of seafood, poultry, beef, or produce could affect our ability to offer a broad menu and price offering to our guests and could reduce our operating margins and adversely affect our results of operations.
A decline in visitors to any of the retail centers, shopping malls, or entertainment centers where our restaurants are located could negatively affect our restaurant sales.
Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. If visitor rates to these centers decline due to economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, higher frequency of online shopping, changes in discretionary consumer spending, increasing gasoline prices, or otherwise, our unit volumes could decline and adversely affect our results of operations.
Regulations affecting the operation of our restaurants could increase operating costs, restrict our growth, or require us to suspend operations.
Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we plan to open restaurants in the near term, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing approximately 32% of our sales during 2007. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

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
Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including restaurant general managers and kitchen managers, necessary to continue our operations and keep pace with our growth. This ability is especially critical to our company because of our relatively small number of existing restaurants and our current development plans. If we are unable to identify, and attract a sufficient number of qualified employees, we will be unable to open and operate the new locations called for by our development plans.
Competition for qualified restaurant employees in our current or prospective markets could require us to pay higher wages and benefits, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, mandated health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs. We may be unable to increase our prices in order to pass these increased costs on to our guests, in which case our operating margins would be adversely affected.
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
There was no public market for our common stock prior to our initial public offering in August 2005, and an active and liquid public market for our common stock may not develop or be sustained. This risk is particularly applicable to our common stock because of the thinly traded public market for our common stock. Many factors could cause the market price of our common stock to rise and fall, including but not limited to the following:
•	our or our competitors’ growth rates in the casual dining segment of the restaurant industry;

•	our or our competitors’ introduction of new restaurant locations, menu items, concepts, or pricing policies;

•	recruitment or departure of key restaurant operations or management personnel;

•	changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock;

•	announcements of investigations or regulatory scrutiny of our restaurant operations or lawsuits filed against us; and

•	changes in our accounting principles or accounting estimates.
Due to the volatility of our stock price, we also may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business as well as depress the price of our common stock.
Our current principal stockholders own a large percentage of our voting stock, which allows them to control substantially all matters requiring stockholder approval.
Investors affiliated with our Chairman, President, and Chief Executive Officer, Marcus Jundt, together beneficially own approximately 24% of our outstanding common stock. In addition, three of our directors (including Mr. Jundt) are affiliated with Mr. Jundt. As a result, Mr. Jundt has significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.
The large number of shares eligible for public sale and registered for resale could depress the market price of our common stock.
The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2007, we had outstanding 6,608,078 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,500,000 shares reserved for future issuance under our stock option and employee stock purchase plans, of which approximately 260,000 shares have been issued. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

We have also filed a registration statement covering the resale of 950,000 shares held by investors in our private placement transaction during November 2007 and one other stockholder. We have agreed to keep this registration effective for a period of time following the private transaction. As a result, the existence of the registration statement may have a depressive effect on the market price of our common stock.
We have incurred increased costs as a result of being a public company, which may divert management attention from our business and impair our financial results.
As a public company, we have incurred significant legal, accounting, and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and NASDAQ, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These new rules and regulations have made it more expensive for us to obtain directors’ and officers’ liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our ability to produce accurate financial statements and on our stock price.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, for the fiscal year ended December 31, 2007, we have furnished a report by our management on internal control over financial reporting. We have not been subject to these requirements in the past. To achieve compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting which was both challenging and time-consuming.
Subject to proposed changes by the SEC, our independent auditors will be required to issue a report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2008. Despite our efforts, we can provide no assurance as to our, or our independent auditors’, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404 in the future. There is a risk that neither we nor our independent auditors will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing stockholders.
Our certificate of incorporation, our bylaws, and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. These include provisions on our maintaining a classified Board of Directors and limiting the stockholders’ powers to remove directors or take action by written consent instead of at a stockholders’ meeting. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.”
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
We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to reinvest any earnings to finance our restaurant operations and growth plans. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We currently operate 18 restaurants in 12 states. Each of our restaurants and our corporate offices are located in a leased facility. As of December 31, 2007, our restaurant leases had expiration dates ranging from 2008 to 2023, typically with options to renew for at least a five-year period. We do not anticipate any difficulties renewing existing leases as they expire. The following table sets forth our restaurant locations.

			Year	Square	Number of
State	City	Location	Opened	Footage	Seats (l)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	326
Missouri	Kansas City	Country Club Plaza	2002	7,455	222
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,380	295
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,415	304
Indiana	Carmel	Clay Terrace	2004	7,433	295
Texas	Sugar Land	First Colony Mall	2005	7,127	285
Texas	San Antonio	The Shops at La Cantera	2005	7,200	256
Texas	Dallas	North Park Mall	2006	6,872	299
Illinois	Lincolnshire	Lincolnshire Commons	2006	7,020	305
Texas	Houston	Houston Galleria	2006	7,459	315
Illinois	Oak Brook	Oak Brook Promenade	2006	6,999	298
Florida	Naples	Coastland Center	2006	7,040	276
Texas	Austin	The Domain	2007	6,890	298
Michigan	Troy	Big Beaver Road	2007	7,000	280
Connecticut	Stamford	Stamford Town Center	2007	7,654	305
Louisiana	Baton Rouge	Perkins Rowe	2007	6,900	260

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).
Item 3. Legal Proceedings
We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005. The following table sets forth high and low sale prices of the common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2007
First quarter	$21.38	$15.05
Second quarter	$20.30	$14.85
Third quarter	$20.00	$15.50
Fourth quarter	$19.05	$12.65

2006
First quarter	$11.28	$8.25
Second quarter	$13.10	$10.20
Third quarter	$15.44	$11.85
Fourth quarter	$20.57	$14.53
On March 10, 2008, the closing sale price of our common stock was $8.56 per share. On March 10, 2008, there were approximately 42 record holders of our common stock.
Private Placement – November 2007
On November 1, 2007, we entered into a Securities Purchase Agreement with certain accredited, institutional investors whereby we issued 650,000 shares of our common stock at $16.25 per share. Cowen and Company, LLC served as the placement agent in the private placement, for which it received commissions of approximately $0.5 million. We received net proceeds from the offering of approximately $10.0 million, after deducting placement agent fees and other offering expenses. We plan to use the net proceeds from the private offering to fund new restaurant development and for general corporate purposes. During November 2007, we registered for resale the shares of common stock purchased under this agreement. We issued the securities described above to the investors in reliance upon Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving a public offering.  Each of the share certificates issued in the transaction bears a restrictive legend permitting the transfer only in compliance with applicable securities laws. The investors in the private placement represented to us their intention to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.  All investors had adequate access, through reports filed  with the SEC or through other access to information provided by us, to information about our company.
Dividend Policy
We have not paid any dividends to holders of our common stock since our initial public offering and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, but instead we currently plan to retain any earnings to finance the growth of our business. Payments of any cash dividends in the future, however, is within the discretion of our Board of Directors and will depend on our financial condition, results of operations, and capital and legal requirements as well as other factors deemed relevant by our Board of Directors.

Item 6. Selected Financial Data
The following selected consolidated financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$72,258	$50,693	$36,828	$25,050	$16,608
Costs and expenses:
Cost of sales	20,465	14,442	10,550	7,371	4,952
Labor	22,855	15,777	11,123	7,502	5,105
Occupancy	4,671	3,393	2,466	1,748	1,212
Restaurant operating expenses	10,071	6,931	4,698	3,372	2,304
General and administrative	7,294	7,155	4,783	2,217	2,058
Preopening expense	1,962	2,378	634	880	241
Depreciation and amortization	5,791	3,943	2,333	1,269	823

Total costs and expenses	73,109	54,019	36,587	24,359	16,695

(Loss) income from operations	(851)	(3,326)	241	691	(87)
Nonoperating expenses:
Interest income	617	936	300	15	3
Interest expense	(85)	(294)	(841)	(375)	(263)

(Loss) income from continuing operations before provision for income taxes	(319)	(2,684)	(300)	33l	(347)
Provision for income taxes	350	60	83	55	—

(Loss) income from continuing operations	(669)	(2,744)	(383)	276	(347)
Loss from discontinued operations (1)	—	—	—	—	(319)

Net (loss) income	$(669)	$(2,744)	$(383)	$276	$(666)

Net (loss) income per share — Basic:
Continuing operations	$(0.11)	$(0.47)	$(0.13)	$0.19	$(0.24)
Discontinued operations	—	—	—	—	(0.22)

Net (loss) income	$(0.11)	$(0.47)	$(0.13)	$0.19	$(0.46)

Net (loss) income per share — Diluted:
Continuing operations	$(0.11)	$(0.47)	$(0.13)	$0.17	$(0.24)
Discontinued operations	—	—	—	—	(0.22)

Net (loss) income	$(0.11)	$(0.47)	$(0.13)	$0.17	$(0.46)

Weighted average shares used in computation:
Basic	5,982	5,791	3,044	1,460	1,437

Diluted	5,982	5,791	3,044	2,815	1,437

Balance Sheet Data (end of period):
Cash and cash equivalents	$4,991	$1,934	$4,466	$3,098	$3,107
Investments	14,188	14,249	24,200	—	—
Working capital (deficit)	13,656	9,142	24,672	(261)	(218)
Total assets	69,474	58,796	52,418	22,413	12,697
Long-term notes payable, including current maturities	2,700	3,313	4,042	6,236	2,652
Total stockholders’ equity	46,431	35,822	37,311	6,131	5,425

(1)	Represents results of operations and loss on sale of restaurant concepts other than Kona Grill.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.
Overview
We currently own and operate 18 restaurants located in 12 states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals. We believe that our offerings and generous portions, combined with an average check during 2007 of approximately $24 per guest, offers our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. Over the last two years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering, our private offering of common stock completed during November 2007, and cash flows from operations. We opened four restaurants during 2007 in Austin, Texas; Troy, Michigan; Stamford, Connecticut; and Baton Rouge, Louisiana. We plan to open an additional five restaurants during 2008, which will expand our presence in both new and existing markets. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
We experience various trends in our operating cost structure. Cost of sales, labor, occupancy, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on costs of sales, labor, occupancy, restaurant operating expenses, and preopening expenses. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to increase as we add corporate personnel and infrastructure to support our growth and comply with the requirements associated with being a public company. However, we expect our general and administrative costs to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

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
Restaurant Operating Expenses. Restaurant operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, credit card fees, advertising, supplies, marketing, repair and maintenance, and other expenses. Other operating expenses contain both variable and fixed components.
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
Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred, and we expect preopening expenses to be similar for each new restaurant opening, which typically commence six months prior to a restaurant opening.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment and gains and losses on disposal of assets.
Interest Income. Interest income consists of interest earned on our cash and investments.
Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for 2007, 2006, and 2005.

	Year Ended December 31,
	2007	2006	2005
Restaurant sales growth	42.5%	37.7%	47.0%
Same-store sales growth (1)	2.7%	4.0%	4.2%
Average unit volume (in thousands)(2)	$4,808	$4,768	$4,923
Sales per square foot (2)	$684	$678	$704
Restaurant operating profit (in thousands) (3)	$14,196	$10,150	$7,991
Restaurant operating profit as a percentage of sales (3)	19.6%	20.0%	21.7%

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

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Restaurant sales	$72,258	$50,693	$36,828
Costs and expenses:
Cost of sales	20,465	14,442	10,550
Labor	22,855	15,777	11,123
Occupancy	4,671	3,393	2,466
Restaurant operating expenses	10,071	6,931	4,698

Restaurant operating profit	14,196	10,150	7,991

Deduct – other costs and expenses
General and administrative	7,294	7,155	4,783
Preopening expense	1,962	2,378	634
Depreciation and amortization	5,791	3,943	2,333

(Loss) income from operations	$(851)	$(3,326)	$241

	Percentage of Restaurant Sales
	Year Ended December 31,
	2007	2006	2005

Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.3	28.5	28.6
Labor	31.6	31.1	30.2
Occupancy	6.5	6.7	6.7
Restaurant operating expenses	13.9	13.7	12.8

Restaurant operating profit	19.6	20.0	21.7

Deduct – other costs and expenses
General and administrative	10.1	14.1	13.0
Preopening expense	2.7	4.7	1.7
Depreciation and amortization	8.0	7.8	6.3

(Loss) income from operations	(1.2)%	(6.6)%	0.7%

Certain percentage amounts do not sum to total due to rounding.

	Year Ended December 31,
	2007	2006	2005
Store Growth Activity
Beginning Restaurants	14	9	7
Openings	4	5	2
Closings	—	—	—

Total	18	14	9

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Year Ended December 31,
	2007	2006	2005

Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	28.3	28.5	28.6
Labor	31.6	31.1	30.2
Occupancy	6.5	6.7	6.7
Restaurant operating expenses	13.9	13.7	12.8
General and administrative	10.1	14.1	13.0
Preopening expense	2.7	4.7	1.7
Depreciation and amortization	8.0	7.8	6.3

Total costs and expenses	101.2	106.6	99.3

(Loss) income from operations	(1.2)	(6.6)	0.7
Nonoperating expenses:
Interest income	0.9	1.8	0.8
Interest expense	(0.1)	(0.5)	(2.3)

Loss before provision for income taxes	(0.4)	(5.3)	(0.8)
Provision for income taxes	0.5	0.1	0.2

Net loss	(0.9)%	(5.4)%	(1.0)%

Certain percentage amounts may not sum to total due to rounding.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
Restaurant Sales. Restaurant sales increased by $21.6 million, or 42.5% to $72.3 million during 2007 from $50.7 million during 2006 primarily as a result of $20.3 million in additional revenue associated with the opening of nine restaurants since April 2006, and a $1.2 million or 2.7% increase in same-store sales. The increase in comparable restaurant sales benefited from an effective menu price increase of approximately 3.8%.
Cost of Sales. Cost of sales increased by over $6.0 million or 41.7%, to $20.5 million during 2007 from $14.4 million during 2006. Cost of sales as a percentage of restaurant sales decreased 0.2% to 28.3% in 2007 from 28.5% during 2006. Cost of sales in 2007 was positively affected by lower seafood costs and a 6.1% reduction in the number of operating weeks contributed by restaurants open less than six months resulting from the timing of new restaurant openings. Cost of sales are typically higher during the first six months of operations for our new restaurants versus our mature restaurants as management teams become accustomed to predicting, managing, and servicing the sales volumes we expect at our restaurants.
Additionally, beginning in the second half of 2007, we started the implementation of a new automated food cost and inventory management system in our restaurants. The initiative is scheduled to be completed in July of 2008 and is expected to result in more efficient management of our food costs.
Labor. Labor costs for our restaurants increased by $7.1 million, or 44.9% to $22.9 million during 2007 from $15.8 million during 2006. Labor expenses as a percentage of restaurant sales increased 0.5% to 31.6% during 2007 from 31.1% during 2006. This increase was primarily due to higher average wages to attract and retain qualified restaurant managers and the impact of federal and state minimum wage increases that were implemented during 2007.

Occupancy. Occupancy expense increased by $1.3 million, or 37.6% to $4.7 million during 2007 from $3.4 million during 2006. Occupancy expenses as a percentage of restaurant sales decreased 0.2% to 6.5% in 2007 from 6.7% in 2006. The decrease reflects increased leverage of these costs from higher sales volume.
Restaurant Operating Expenses. Restaurant operating expenses increased by $3.1 million, or 45.3% to $10.1 million during 2007 from $6.9 million during 2006. Restaurant operating expenses as a percentage of restaurant sales increased 0.2% to 13.9% during 2007 from 13.7% during 2006, primarily as a result of increased expenditures for advertising and marketing initiatives and higher repair and maintenance expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased by $0.1 million, or 1.9% to $7.3 million during 2007 from $7.2 million during 2006. The $0.1 million increase was primarily attributable to planned investments in corporate personnel to support our growth, in addition to the write-off of costs for architectural drawings and certain contractor costs. These costs were partially offset by a decrease of $0.4 million in stock-based compensation expense and $0.4 million of separation costs incurred in 2006 related to the retirement of our former president and chief executive officer. General and administrative expenses as a percentage of restaurant sales were 10.1% during 2007 compared to 14.1% during 2006.
Preopening Expense. Preopening expense decreased by $0.4 million, or 17.5% to $2.0 million during 2007 from $2.4 million during 2006. The decrease in preopening expense is primarily attributed to the opening of four restaurants during 2007 as compared to five restaurants during 2006. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, the rental costs of the restaurants, and the complexity of the staff hiring and training process.
Depreciation and Amortization. Depreciation and amortization expense increased by $1.9 million, or 46.9% to $5.8 million during 2007 from $3.9 million during 2006. The increase was primarily the result of the additional depreciation and amortization on four restaurants opened during 2007 and a full year of depreciation and amortization on five restaurants that opened during 2006. Depreciation and amortization expense as a percentage of restaurant sales increased 0.2% to 8.0% during 2007 from 7.8% during 2006. The percentage increase is primarily due to higher average capital expenditures for two restaurants opened in the Chicago market during 2006.
Interest Income. Interest income decreased by $0.3 million to $0.6 million during 2007 from $0.9 million during 2006 primarily due to lower average investment balances as a result of the sale of investments to fund new restaurant development.
Interest Expense. Interest expense decreased by $0.2 million to $0.1 million in 2007 compared to $0.3 million during the prior year. The decrease is primarily due to higher capitalized interest incurred in the construction of our new restaurants and lower average debt balances.
Provision for Income Taxes. Our provision for income taxes increased by $0.3 million to $0.4 million during 2007 compared to $0.1 million during 2006. During 2007, we incurred $0.4 million of federal and state tax expense, including a non-cash charge of $0.2 million related to stock options exercised during 2007 which required the recording of additional tax expense under Statement of Financial Accounting Standard No. 123R, Share-Based Payment. During 2006, we did not incur a federal income tax liability and recorded state income taxes of $0.1 million for states in which no state net operating loss carryforwards exist.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005
Restaurant Sales. Restaurant sales increased by $13.9 million, or 37.7%, to $50.7 million during 2006 from $36.8 million during 2005 primarily as a result of a $12.6 million increase associated with the opening of two restaurants during the second half of 2005 and five restaurants during 2006, and a $1.3 million increase related to a 4.0% increase in same-store sales. The comparable restaurant sales also benefited from an effective menu price increase of approximately 2.3% in addition to an increase in customer traffic.
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

Quarterly Results of Operations
The following table presents unaudited consolidated statements of operations data for each of the eight quarters in the period ended December 31, 2007. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2007				2006
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
			(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$15,666	$19,322	$19,210	$18,060	$10,194	$11,877	$13,812	$14,810
Costs and expenses:
Cost of sales	4,546	5,487	5,346	5,086	2,895	3,299	3,962	4,286
Labor	5,075	5,970	5,875	5,935	3,153	3,578	4,311	4,735
Occupancy	1,058	1,205	1,204	1,204	706	812	905	970
Restaurant operating expenses	2,134	2,742	2,646	2,549	1,446	1,480	1,909	2,096
General and administrative	1,769	1,832	1,885	1,808	2,014	1,625	1,713	1,803
Preopening expense	488	350	367	757	291	689	491	907
Depreciation and amortization	1,289	1,477	1,486	1,539	730	823	1,157	1,233

Total costs and expenses	16,359	19,063	18,809	18,878	11,235	12,306	14,448	16,030

(Loss) income from operations	(693)	259	401	(818)	(1,041)	(429)	(636)	(1,220)
Nonoperating expenses:
Interest income	160	131	140	186	237	246	240	213
Interest expense	—	(42)	(37)	(6)	(79)	(75)	(72)	(68)

(Loss) income before provision for income taxes	(533)	348	504	(638)	(883)	(258)	(468)	(1,075)
Provision for income taxes	10	35	60	245	5	45	—	10

Net (loss) income	$(543)	$313	$444	$(883)	$(888)	$(303)	$(468)	$(1,085)

Net (loss) income per share:
Basic	$(0.09)	$0.05	$0.08	$(0.14)	$(0.16)	$(0.05)	$(0.08)	$(0.19)

Diluted	$(0.09)	$0.05	$0.07	$(0.14)	$(0.16)	$(0.05)	$(0.08)	$(0.19)

Weighted average shares used in computation:
Basic	5,854	5,866	5,891	6,319	5,731	5,793	5,805	5,834

Diluted	5,854	6,233	6,238	6,319	5,731	5,793	5,805	5,834

Liquidity and Capital Resources
Our primary capital requirements are for new restaurant development. During the last two years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering, cash flows from operations, and the sale of equity securities in a private placement transaction. We intend to continue developing new restaurants in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. Similar to many restaurant chains, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip our restaurants. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.

Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the type of leases entered into. During November 2007, we completed the sale of 650,000 shares of common stock to accredited institutional investors in a private placement transaction. We filed a registration statement covering the resale of the shares of common stock sold in the private placement. We received net proceeds of approximately $10.0 million which we intend to use to fund new restaurant development and for general corporate purposes. Based upon our current growth plan, we believe that our current cash flow and our cash and investment balance coupled with our anticipated cash flow generated from operations and the proceeds from our recently completed private placement will provide sufficient funds to satisfy our working capital and capital expenditure requirements into 2009. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Future capital funding transactions may result in dilution to current shareholders. We cannot ensure that such capital will be available on favorable terms, if at all.
Equipment Loans
As of December 31, 2007, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $2.7 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2007.
Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented.

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by (used in):
Operating activities	$5,701	$8,666	$5,288
Investing activities	(12,781)	(10,758)	(32,702)
Financing activities	10,137	(440)	28,782

Net increase (decrease) in cash and cash equivalents	$3,057	$(2,532)	$1,368

Operating Activities. During 2007, net cash provided by operating activities was $5.7 million and exceeded our net loss by $6.4 million due principally to the effect of depreciation and amortization, an increase in the deferred rent liability and the effect of non-cash stock-based compensation. Net cash provided by operating activities decreased $3.0 million from $8.7 million during 2006 to $5.7 million during 2007 principally due to a $3.1 million change resulting from the timing of vendor payments and a $3.0 million difference in deferred rent partially offset by a reduction in our net loss by $2.1 million. During 2006, net cash provided by operating activities was $8.7 million principally due to the amortization of deferred rent, depreciation and amortization, an increase in accounts payable and accrued expenses, and non-cash stock-based compensation, partially offset by our net loss of $2.7 million, an increase in receivables primarily relating to tenant improvement allowances and an increase in other current assets. During 2005, net cash provided by operating activities was $5.3 million primarily due to depreciation and amortization, amortization of deferred rent, collections of tenant improvement allowances, and non-cash compensation expenses, partially offset by our net loss of $0.4 million and payments of accounts payable.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used in investing activities was $12.8 million during 2007 which consisted primarily of $12.8 million in expenditures for leasehold improvements and restaurant equipment principally to construct new restaurants. Net cash used in investing activities was $10.8 million during 2006, reflecting $20.8 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to our five restaurant openings in 2006 and planned restaurant openings in 2007. Investing activities during 2006 also include net proceeds of $10.0 million from the sale of investments to fund this construction. Net cash used in investing activities was $32.7 million during 2005 of which $24.2 million was used to purchase investments and $8.5 million primarily relates to expenditures for our two restaurants opened in 2005.

Financing Activities. Net cash provided by financing activities was approximately $10.1 million during 2007 consisting primarily of $10.0 million in net proceeds from the sale of common stock in a private placement transaction, $0.6 million in proceeds from the issuance of common stock as a result of the exercise of stock options and warrants, as well as shares purchased under our employee stock purchase plan, partially offset by $0.6 million of principal payments on equipment loans. Net cash used in financing activities was $0.4 million during 2006 principally consisting of $0.7 million of principal payments on our equipments loans, partially offset by $0.3 million in proceeds from the issuance of common stock from the exercise of stock options and stock issued under our employee stock purchase plan. Net cash provided by financing activities was $28.8 million during 2005 consisting primarily of $28.1 million net proceeds from our initial public offering and $1.1 million proceeds from equipment loans less $0.6 million of related principal payments.
Aggregate Contractual Obligations
The following table sets forth our contractual commitments as of December 31, 2007 (in thousands).

	Payments Due by Period
					More
		Less than			than 5
	Total	1 year	1-3 years	3-5 years	years
Long-term notes payable, including current portion	$2,700	$663	$1,401	$636	$—
Operating leases	61,235	5,295	11,924	12,114	31,902

Total	$63,935	$5,958	$13,325	$12,750	$31,902

The table above does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. In addition, the table above does not reflect unrecognized tax benefits of $167,000, the timing of which is uncertain. Refer to Note 9 of the Consolidated Financial Statements for additional discussion on unrecognized tax benefits. We have evaluated and determined that we do not have any purchase obligations as defined in the SEC Final Rule No. 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.
Off-Balance Sheet Arrangements
We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2007.
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

We periodically perform asset impairment analysis of property and equipment related to our restaurant locations. We perform these tests when we experience a “triggering” event such as a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that do not meet expectations are identified and monitored closely throughout the year, including the review of actual results and analyzing of budgets for the ensuing year. If we deem that a location’s results will continue to be below expectations, we will analyze alternatives for its continued operation. At that time, we will perform an asset impairment test. If we determine that the asset’s carrying value exceeds the future undiscounted cash flows, we will record an impairment charge to reduce the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on our assumptions. Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment charges. Any carryover basis of assets will be depreciated over the respective remaining useful lives.
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
Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in our “rent holiday” period which typically begins on the possession date and ends on the store open date. Factors that may affect the length of the rent holiday period generally include construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater rent expensed during the rent holiday period.
We record contingent rent expense based on a percentage of restaurant sales, which exceeds minimum base rent, over the periods the liability is incurred. The contingent rent expense is recorded prior to achievement of specified sales levels if achievement of such amounts is considered probable and estimable.
Income Taxes
We provide for income taxes based on our estimate of federal and state tax liabilities using the recognition threshold and measurement attribute provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). These estimates consider, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time we prepare the income tax provisions. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
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

Stock-Based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of earnings. We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.
We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.
Impact of Recently Issued Standards
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008 and do not expect the adoption to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Investments
We are exposed to market risk primarily from fluctuations in interest rates on our short-term investments. These investments are classified as available-for-sale securities and are not held for trading or other speculative purposes. We held approximately $14.2 million in available-for-sale securities as of December 31, 2007. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For 2007, the average interest rate earned on our investments was approximately 5.4%. A hypothetical 100 basis point decline in the interest rate earned on our investments would decrease our interest income by approximately $0.1 million.
Included in our investments as of December 31, 2007, are $8.7 million in AAA rated auction rate securities which are backed by student loans, the majority of which are guaranteed by the federal government under the Federal Family Education Loans Program. In addition to the federal government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Auction rate securities are structured to provide liquidity through an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to either rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par. However, as has been recently reported in the financial press, recent uncertainties in the credit market have adversely affected the auction market for these types of securities. As a result of the current conditions in the credit markets, auctions for $6.6 million of the total $8.7 million in auction rate securities held as of December 31, 2007 were unsuccessful in February and March of 2008. The failure of auctions is broad based and not limited to those securities held by us. The auction rate securities continue to pay interest at rates that are generally higher than the current market rate, and there has been no change in the rating of these securities to date.
Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction rate process. However, the liquidity and fair value of these investments may be impacted primarily by the uncertainty of the credit markets and exposure to the financial condition of bond insurance companies. As a result of the unsuccessful auctions, these securities are currently illiquid and furthermore, we cannot predict how long they will remain illiquid. We will continue to monitor and evaluate the market for these securities to determine if impairment of the carrying value of the securities has occurred due to illiquidity or for other reasons. If the credit ratings of the security issuers deteriorate or if normal market conditions do not improve in the near future, we may be required to recognize an impairment charge against earnings and/or reflect these securities as long-term investments on our balance sheet for the period ending March 31, 2008 or thereafter.
Primary Market Risk Exposures
Our primary market risk exposures are in the areas of commodity costs, labor costs, and construction costs. Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks. We also believe that we have the ability to increase certain menu prices in response to food commodity price increases. Our labor costs are impacted by increases in the minimum wage rate as many of our employees are paid labor rates related to federal and state minimum wage laws. We have exposure to rising construction costs, which may impact our actual cost to develop new restaurants. Although the cost of restaurant construction will not impact significantly the operating results of the restaurant, it would impact the return on investment for such restaurant.
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
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms. During the fiscal year covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.
The annual report on internal control over financial reporting does not include an attestation report of our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in our annual report on Form 10-K for the year ended December 31, 2007.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

(3)	Exhibits

Exhibit
Number		Exhibit
3.1		Amended and Restated Certificate of Incorporation of the Registrant (2)
3.3		Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (8)
4.1		Form of Common Stock Certificate (3)
4.2		Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3		Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4		Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
10.3		Employment Agreement, effective October 1, 2003, between the Company and Jason J. Merritt (1)
10.4		Employment Letter Agreement, effective October 15, 2004, between the Company and Mark S. Robinow (1)
10.6	(a)	Loan Agreement, dated May 19, 2003, between GE Capital Franchise Finance Corporation and Kona Grill Kansas City, Inc. (1)
10.6	(b)	Promissory Note, dated May 19, 2003, issued by Kona Grill Kansas City, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.7	(a)	Loan Agreement, dated April 30, 2004, between GE Capital Franchise Finance Corporation and Kona Grill Las Vegas, Inc. (1)
10.7	(b)	Promissory Note, dated April 30, 2004, issued by Kona Grill Las Vegas, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.8	(a)
Form of Equipment Loan and Security Agreement (i) dated as of September 2, 2004, between Kona Grill Denver, Inc. and GE Capital Franchise Finance Corporation; (ii) dated as of December 31, 2004, between Kona Grill Omaha, Inc. and GE Capital Franchise Finance Corporation; and (iii) dated January 21, 2005 between Kona Grill Indiana, Inc. and GE Capital Franchise Finance Corporation (1)

10.8	(b)
Form of Equipment Promissory Note, each in favor of GE Capital Franchise Finance Corporation (i) dated as of April 22, 2005, issued by Kona Grill Omaha, Inc.; and (ii) dated as of May 20, 2005, issued by Kona Grill Indiana, Inc. (1)

10.8	(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.10		Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11		Kona Grill, Inc. 2005 Stock Award Plan (2)
10.12		Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (5)
10.13		Supply Agreement, dated May 13, 2002, between Kona Grill Inc. and U.S. Foodservice (2)
10.14		Separation Agreement, dated as of January 31, 2006, between the Company and C. Donald Dempsey (4)
10.15		Form of Stock Option Agreement (2005 Stock Award Plan) (6)
10.16		Employment Agreement, dated as of September 26, 2006, between the Company and Marcus E. Jundt (7)

Exhibit
Number	Exhibit
10.17	Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto. (9)
10.18	Common Stock Purchase Warrant, dated February 4, 2008, in favor of Richard J. Hauser
10.19	Common Stock Purchase Warrant, dated February 4, 2008, in favor of Marcus E. Jundt
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on February 3, 2006.

(5)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.

(6)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006

(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on September 28, 2006.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007

(9)	Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.
/s/ Marcus E. Jundt
Marcus E. Jundt
Chairman of the Board, President, and Chief Executive Officer

Date: March 11, 2008
Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ Marcus E. Jundt Marcus E. Jundt	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	March 11, 2008

/s/ Mark S. Robinow Mark S. Robinow	Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)	March 11, 2008

/s/ Kent D. Carlson Kent D. Carlson	Director	March 11, 2008

/s/ Richard J. Hauser Richard J. Hauser	Director	March 11, 2008

/s/ Douglas G. Hipskind Douglas G. Hipskind	Director	March 11, 2008

/s/ W. Kirk Patterson W. Kirk Patterson	Director	March 11, 2008

/s/ Anthony L. Winczewski Anthony L. Winczewski	Director	March 11, 2008

/s/ Mark Zesbaugh Mark Zesbaugh	Director	March 11, 2008

KONA GRILL, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Kona Grill, Inc.
We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2 to the consolidated financial statements, Kona Grill, Inc. changed its method of accounting on January 1, 2007 for income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. As also discussed in Note 2 to the consolidated financial statements, Kona Grill, Inc. changed its method of accounting on January 1, 2006 for Share-Based Payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) and for rental costs incurred during the construction period in accordance with FASB Staff Position 13-1.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 11, 2008

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$4,991	$1,934
Investments	14,188	14,249
Receivables	1,096	949
Other current assets	1,393	741

Total current assets	21,668	17,873
Other assets	495	407
Property and equipment, net	47,311	40,516

Total assets	$69,474	$58,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,324	$4,616
Accrued expenses	4,025	3,502
Current portion of notes payable	663	613

Total current liabilities	8,012	8,731
Notes payable	2,037	2,700
Deferred rent	12,994	11,543

Total liabilities	23,043	22,974

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 6,608,078 and 5,847,593 shares issued and outstanding at December 31, 2007 and 2006, respectively	66	58
Additional paid-in capital	53,071	41,722
Accumulated deficit	(6,706)	(5,957)
Accumulated other comprehensive loss	—	(1)

Total stockholders’ equity	46,431	35,822

Total liabilities and stockholders’ equity	$69,474	$58,796

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

Restaurant sales	$72,258	$50,693	$36,828
Costs and expenses:
Cost of sales	20,465	14,442	10,550
Labor	22,855	15,777	11,123
Occupancy	4,671	3,393	2,466
Restaurant operating expenses	10,071	6,931	4,698
General and administrative	7,294	7,155	4,783
Preopening expense	1,962	2,378	634
Depreciation and amortization	5,791	3,943	2,333

Total costs and expenses	73,109	54,019	36,587

(Loss) income from operations	(851)	(3,326)	241
Nonoperating expenses:
Interest income	617	936	300
Interest expense	(85)	(294)	(841)

Loss before provision for income taxes	(319)	(2,684)	(300)
Provision for income taxes	350	60	83

Net loss	$(669)	$(2,744)	$(383)

Net loss per share:
Basic	$(0.11)	$(0.47)	$(0.13)

Diluted	$(0.11)	$(0.47)	$(0.13)

Weighted average shares used in computation:
Basic	5,982	5,791	3,044

Diluted	5,982	5,791	3,044

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Series A						Accumulated
	Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income/(Loss)	Total
Balances at December 31, 2004	4,167	$42	1,463	$15	$8,904	$(2,830)	$—	$6,131
Conversion of convertible subordinated promissory note to common stock	—	—	500	5	2,995	—	—	3,000
Conversion of Series A convertible preferred stock to common stock	(4,167)	(42)	833	8	34	—	—	—
Issuance of common stock upon initial public offering, net of $3,562 of offering expenses	—	—	2,875	29	28,034	—	—	28,063
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	—	—	35	—	256	—	—	256
Issuance and accelerated vesting of stock options as compensation	—	—	—	—	244	—	—	244
Net loss	—	—	—	—	—	(383)	—	(383)

Balances at December 31, 2005	—	—	5,706	57	40,467	(3,213)	—	37,311
Stock-based compensation expense	—	—	—	—	967	—	—	967
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	—	—	142	1	288	—	—	289
Net loss	—	—	—	—	—	(2,744)	—	(2,744)
Unrealized holding loss, net	—	—	—	—	—	—	(1)	(1)

Comprehensive loss								(2,745)

Balances at December 31, 2006	—	—	5,848	58	41,722	(5,957)	(1)	35,822
Cumulative effect adjustment upon adoption of FIN 48	—	—	—	—	15	(80)	—	(65)
Tax benefit from stock option exercises	—	—	—	—	145	—	—	145
Stock-based compensation expense	—	—	—	—	607	—	—	607
Issuance of common stock, net of $594 of offering expenses	—	—	650	7	9,962	—	—	9,969
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	—	—	110	1	620	—	—	621
Net loss	—	—	—	—	—	(669)	—	(669)
Unrealized holding gain, net	—	—	—	—	—	—	1	1

Comprehensive loss								(668)

Balances at December 31, 2007	—	$—	6,608	$66	$53,071	$(6,706)	$—	$46,431

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(669)	$(2,744)	$(383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,791	3,943	2,333
Compensation expense for issuance of stock options and accelerated vesting of stock options	607	967	244
Excess tax benefit related to stock option exercises	(160)	—	—
Amortization of debt discount	—	—	343
Change in operating assets and liabilities:
Receivables	(147)	(852)	1,247
Other current assets	(652)	(177)	(119)
Accounts payable	(1,123)	1,950	(583)
Accrued expenses	603	1,175	560
Deferred rent	1,451	4,404	1,646

Net cash provided by operating activities	5,701	8,666	5,288
Investing activities
Purchase of property and equipment	(12,755)	(20,775)	(8,513)
(Increase) decrease in other assets	(88)	67	11
Net purchases and sales of short-term investments	62	9,950	(24,200)

Net cash used in investing activities	(12,781)	(10,758)	(32,702)
Financing activities
Proceeds from issuance of notes payable	—	—	1,094
Repayments of notes payable	(613)	(729)	(631)
Proceeds from issuance of common stock, net of issuance costs	9,969	—	28,063
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	621	289	256
Excess tax benefit related to stock option exercises	160	—	—

Net cash provided by (used in) financing activities	10,137	(440)	28,782

Net increase (decrease) in cash and cash equivalents	3,057	(2,532)	1,368
Cash and cash equivalents at the beginning of the year	1,934	4,466	3,098

Cash and cash equivalents at the end of the year	$4,991	$1,934	$4,466

Supplemental disclosures of cash flow information
Cash paid for interest	$85	$294	$498
Noncash investing and financing activities
(Decrease) increase in accounts payable related to property and equipment additions	$(169)	$1,067	$3,000
Beneficial conversion feature and detachable warrants on convertible note	$—	$—	$(604)
See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
1. Organization and Description of Business
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 18 restaurants in 12 states throughout the United States.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a remaining maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction. Under the Company’s asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $1,013,000 and $640,000 were included in accounts payable as of December 31, 2007 and 2006, respectively.
Investments
Investments consist primarily of auction rate municipal securities, corporate debt securities, and government bonds that are highly liquid in nature and represent the investment of cash that is available for current operations. We generally invest in high quality securities that are rated “AAA.” We classify our investments based on the intended holding period and currently classify all of our investments as available-for-sale securities. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity. Although original maturities of our auction rate securities are longer than one year, we generally have the right to sell these securities at any time subject to the availability of buyers.
Included in our investments as of December 31, 2007, are $8.7 million in AAA rated auction rate securities which are backed by student loans, the majority of which are guaranteed by the federal government under the Federal Family Education Loans Program. In addition to the federal government guarantee on such student loans, many of the securities also have separate insurance policies guaranteeing both the principal and accrued interest. Auction rate securities are structured to provide liquidity through an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to either rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par. However, as has been recently reported in the financial press, recent uncertainties in the credit market have adversely affected the auction market for these types of securities. As a result of the current conditions in the credit markets, auctions for $6.6 million of the total $8.7 million in auction rate securities held as of December 31, 2007 were unsuccessful in February and March of 2008. The failure of auctions is broad based and not limited to those securities held by us. The auction rate securities continue to pay interest at rates that are generally higher than the current market rate, and there has been no change in the rating of these securities to date.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction rate process. However, the liquidity and fair value of these investments may be impacted primarily by the uncertainty of the credit markets and exposure to the financial condition of bond insurance companies. As a result of the unsuccessful auctions, these securities are currently illiquid and furthermore, we cannot predict how long they will remain illiquid. We will continue to monitor and evaluate the market for these securities to determine if impairment of the carrying value of the securities has occurred due to illiquidity or for other reasons. If the credit ratings of the security issuers deteriorate or if normal market conditions do not improve in the near future, we may be required to recognize an impairment charge against earnings and/or reflect these securities as long-term investments on our balance sheet for the period ending March 31, 2008 or thereafter.
Inventories
Inventories consist of food and beverages and are stated at the lower of cost or market using the first-in, first-out method. Inventories are included in other current assets in the accompanying consolidated balance sheets.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. We capitalize all direct costs on the construction of leasehold improvements and capitalize interest during the construction and development period. Leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. Improvements that materially extend the life of an asset are capitalized while repair and maintenance costs are expensed as incurred.
Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Furniture and fixtures	7 years
Computers and electronic equipment	3 years
Leasehold improvements	Shorter of the useful life or the lease term
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
Leases
We lease our restaurant locations under operating lease agreements with initial terms of approximately 10 to 15 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales which exceed the minimum base rent. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, we record the total rent payable over the initial lease term, starting on the date we gain possession of the property, (including the construction period) on a straight-line basis over the life of the initial lease term. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the initial term of the lease.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for 2007, 2006, and 2005 was $1,260,000, $739,000 and $467,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of operations.
Preopening Expense
Costs directly related to the opening of new restaurants, including employee relocation, travel, employee payroll and related training costs, and rent expense subsequent to the date we take possession of the property through the restaurant opening, are expensed as incurred.
Stock-Based Compensation
We maintain stock option plans which provide for discretionary grants of incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, consultants, and non-employee directors. We account for stock-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). We recognize compensation cost for awards with service only conditions using a graded vesting schedule on a straight line basis over the requisite service period for the entire award.
Prior to January 1, 2006, we accounted for our stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations and adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. In accordance with APB Opinion No. 25, no stock-based compensation expense was recognized in 2005 for grants of stock options to employees because we granted stock options with an exercise price equal to the fair market value of the stock on the date of grant. We recognized share-based compensation expense of $198,000 during 2005 as a result of the accelerated vesting of all outstanding unvested stock options.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table illustrates the effect on net loss and net loss per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123 for the year ended December 31, 2005 (in thousands, except per share data):

Year Ended
December 31,
2005
Net loss, as reported	$(383)
Add: Stock-based compensation expense included in reported earnings, net of related tax effect(a)	198
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effect(a)	(387)

Pro forma net loss	$(572)

Net loss per share:
Basic, as reported	$(0.13)

Basic, pro forma	$(0.19)

Diluted, as reported	$(0.13)

Diluted, pro forma	$(0.19)

(a)	Income taxes have been offset by a valuation allowance. See Note 9 of Notes to Consolidated financial Statements.
Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, compensation cost recognized in the years ended December 31, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R. All options granted prior to January 1, 2006 were fully vested. The adoption of SFAS 123R increased our 2007 and 2006 reported operating loss, loss before income taxes and net loss by $607,000 and $967,000, respectively, and increased basic and diluted net loss per share by $0.10 and $0.17, respectively.
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
Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The cumulative effect of applying the provisions of FIN 48 has been reported as an adjustment to the opening balance of our accumulated deficit as of January 1, 2007. We recognize potential accrued interest and penalties related to unrecognized tax benefits within operations as income tax expense.
Net Loss Per Share
Basic net loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method, as these shares are anti-dilutive.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)
Numerator:
Net loss	$(669)	$(2,744)	$(383)

Denominator:
Weighted average shares — basic	5,982	5,791	3,044
Effect of dilutive stock options and warrants	—	—	—

Weighted average shares — diluted	5,982	5,791	3,044

Net loss per share:
Basic	$(0.11)	$(0.47)	$(0.13)

Diluted	$(0.11)	$(0.47)	$(0.13)

For the years ended December 31, 2007, 2006, and 2005, there were approximately 855,000, 867,000, and 726,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Comprehensive Loss
Comprehensive loss is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. Comprehensive loss reported in the accompanying consolidated statements of stockholders’ equity consists of net loss and unrealized gains or losses on available-for-sale securities.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, investments, receivables, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.
Concentration of Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable. Concentration of credit risk is limited by diversifying cash deposits among a variety of high credit-quality issuers. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit. Concentration of credit risk for our investments is limited by diversifying investments among a variety of high credit-quality issuers. We consider our concentration of credit risk with respect to receivables to be limited as the balance is primarily comprised of tenant improvement allowances from landlords.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS 157-b, which deferred the effective date of SFAS 157 for one year, as it relates to nonfinancial assets and liabilities. We will adopt SFAS No. 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2008 and do not expect the adoption to have a material impact on our consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. Investments
The following is a summary of available-for-sale securities (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
December 31, 2007
Auction rate municipal securities	$8,650	$—	$8,650
Corporate debt securities	5,538	—	5,538

Total investments	$14,188	$—	$14,188

December 31, 2006
Auction rate municipal securities	$10,600	$—	$10,600
Government bonds	3,000	(1)	2,999
Corporate debt securities	650	—	650

Total investments	$14,250	$(1)	$14,249

The original maturity date for our government bonds and corporate securities is one year or less. Although original maturities of our auction rate securities are generally longer than one year, we have the right to sell these securities at any time subject to the availability of buyers. The original maturity dates for these investments ranged from 2029 to 2046 at December 31, 2007.
4. Receivables
Receivables consisted of the following (in thousands):

	December 31,
	2007	2006
Landlord tenant improvement allowances	$1,048	$852
Other	48	97

Total receivables	$1,096	$949

No allowance for doubtful accounts has been recorded as collection of tenant improvement allowances and other receivables is considered probable.
5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Leasehold improvements	$46,251	$34,169
Equipment	12,042	8,732
Furniture and fixtures	3,238	2,565

	61,531	45,466
Less accumulated depreciation and amortization	(15,091)	(9,300)

	46,440	36,166
Construction in progress	871	4,350

Total property and equipment, net	$47,311	$40,516

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006
Accrued payroll	$1,358	$1,471
Business and income taxes	629	297
Gift cards	533	372
Sales taxes	517	485
Accrued rent	227	166
Other	761	711

Total accrued expenses	$4,025	$3,502

7. Notes Payable
Notes payable consisted of the following:

	December 31,
	2007	2006
	(In thousands)
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,521 including interest at 7.87 percent, until October 2011, at which time all remaining principal and interest is due and payable	$615	$747
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,526 including interest at 7.88 percent, until May 2011, at which time all remaining principal and interest is due and payable	556	693
$993,544 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,015 including interest at 7.04 percent, until June 2010, at which time all remaining principal and interest is due and payable	412	557
$600,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $9,508 including interest at 8.52 percent, until May 2012, at which time all remaining principal and interest is due and payable	419	494
$995,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,687 including interest at 8.36 percent, until June 2012, at which time all remaining principal and interest is due and payable	698	822

	2,700	3,313
Less current portion	(663)	(613)

Total notes payable	$2,037	$2,700

Future maturities of notes payable at December 31, 2007 are as follows (in thousands):

2008	$663
2009	717
2010	684
2011	504
2012	132

Total debt	$2,700

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
During 2007, 2006 and 2005, we incurred gross interest expense of $242,000, $294,000, and $841,000, respectively. We capitalized $157,000 of interest costs during 2007. Interest incurred in 2005 includes $343,000 of non-cash interest expense related to the amortization of debt discount discussed in Note 8 below.
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
In addition, the holder received a warrant to purchase 200,000 shares of the Company’s common stock for $5.00 per share. The warrant expires on the earlier of July 30, 2009 or a qualified public offering of the Company’s common stock of which the gross proceeds are at least $25.0 million at a per share price of not less than $35.00. In connection with the issuance of the warrant and beneficial conversion feature, we recorded a discount to the convertible promissory note and a corresponding increase in stockholders’ equity of $400,000, of which $200,000 was allocated to the beneficial conversion feature of the convertible promissory note and $200,000 to the warrant. The value of the warrant and beneficial conversion feature were derived through application of the Black-Scholes option pricing model. We amortized the debt discount to interest expense in the amount of $343,000 for 2005.
9. Income Taxes
The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal(1)	$150	$—	$16
State(1)	200	60	67

	350	60	83

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$350	$60	$83

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options, which were credited directly to “Additional paid-in capital.”

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Income tax expense differed from amounts computed by applying the federal statutory rate to loss from operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Income tax benefit at federal statutory rate	$(109)	$(908)	$(101)
State income taxes, net of federal benefit	83	40	45
Nondeductible expenses	316	195	220
Non taxable interest income	(2)	(116)	(74)
Business tax credit	(863)	(492)	(424)
Other	72	(78)	16
Change in valuation reserve	853	1,419	401

Total	$350	$60	$83

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets (liabilities):
Net operating loss carryforward	$120	$301
Deferred rent	4,854	4,385
Business tax credits	1,881	1,438
Organizational and preopening costs	306	444
Stock-based compensation	503	360
Accrued expenses	—	22
Property and equipment	(4,183)	(3,984)
Accelerated tax depreciation	310	1
Other	87	58

Net deferred tax assets	3,878	3,025
Valuation allowance	(3,878)	(3,025)

Total	$—	$—

The valuation allowance increased by approximately $853,000 and $1,419,000 at December 31, 2007 and 2006, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on historical operating losses, we have elected to maintain a full valuation allowance until realization of deferred tax assets is more likely than not.
At December 31, 2007, we have approximately $2,060,000 in state net operating loss carryforwards, which begin expiring in 2011. All available federal net operating carryforwards were utilized as of December 31, 2007.
In May 2006, Texas changed the franchise tax calculation for tax returns due on or after January 1, 2008 for 2007 business activity. The cumulative effect of the change did not have a material impact on our consolidated financial statements. As a result of the change, Texas net operating loss carryforwards for prior years were converted to a business tax credit of approximately $10,000 that is being used ratably over the next ten years. In 2007, we incurred $40,000 of income tax expense under this tax calculation.
We also have federal business tax credit carryforwards of approximately $1,881,000 which begin expiring in 2021. These credits are also potentially subject to annual limitations due to ownership change rules under the Internal Revenue Code and similar state provisions.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
As disclosed in Note 2, we adopted the provisions of FIN 48 as of January 1, 2007. As of December 31, 2007, we had $167,000 of unrecognized tax benefits. Future changes in the unrecognized tax benefits are not expected to have a material impact on the effective tax rate, nor do we expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$80
Increases related to current year tax positions	35
Increases attributable to tax positions taken during the prior period	52
Expiration of the statue of limitations for the assessment of taxes	—
Settlements with taxing authorities	—

Balance at December 31, 2007	$167

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2007, provision for income taxes includes $14,000 in interest and penalties on unrecognized tax benefits. We had $18,000 accrued for the payment of interest and penalties at December 31, 2007.
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns for 2004 through 2007 remain open to examination, while state and local income tax returns for 2003 through 2007 remain open to examination.
10. Stockholders’ Equity
Preferred Stock
We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2007 or 2006.
Common Stock
On November 6, 2007, we sold 650,000 shares of common stock at a purchase price of $16.25 per share in a private placement to accredited institutional investors. We received net proceeds of $10.0 million (net of approximately $0.6 million in related fees and expenses). These proceeds are currently being utilized to fund new restaurant development and for general corporate purposes.
Conversion of Series Preferred A and Series Preferred B to Common Stock
During August 2003, we issued to seven investors 4,166,666, shares of our Series A convertible preferred stock at a price of $1.20 per share, which included the sale of 3,333,332 shares for $4.0 million and conversion of $1.0 million principal amount of notes issued during May 2002 into 833,334 shares. Our Chairman of the Board, was the lead investor in this financing and purchased from the Company 3,083,332 of such shares for an aggregate investment of $3.7 million. In addition, an entity affiliated with the Company’s former Chief Executive Officer, purchased from the Company 833,334 of such shares for an aggregate investment of $1.0 million. In connection with our initial public offering, we issued 833,331 shares of common stock upon the voluntary conversion by the holders of our outstanding shares of Series A preferred stock.
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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stock-Based Compensation
Stock Options
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. A total of 1,075,000 shares of common stock have been reserved for issuance under our plans of which 189,238 shares were available to be granted as of December 31, 2007. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options granted during 2007 generally vest 25 percent each year over a four-year period, while annual recurring awards for non-employee director options vest 25 percent each quarter over a one-year period.
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

	2007	2006	2005
Expected volatility	33.8%	38.6%	0.0%
Risk-free interest rate	4.8%	4.7%	4.4%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.8	4.4	5.0
Weighted average fair value per option granted	$6.19	$4.88	$1.16
Activity during 2007, 2006, and 2005 under our stock award plans was as follows:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2004	383,479	$5.49
Granted	110,600	6.07
Forfeited	(6,200)	6.19
Exercised	(12,000)	7.50

Outstanding options at December 31, 2005	475,879	5.56
Granted	398,000	13.72
Forfeited	(103,514)	5.57
Exercised	(138,776)	5.80

Outstanding options at December 31, 2006	631,589	10.65
Granted	146,750	18.79
Forfeited	(43,553)	15.82
Exercised	(79,347)	6.84

Outstanding options at December 31, 2007	655,439	$12.59	4.42 years	$2,279,000

Exercisable at December 31, 2007	452,251	$10.53	4.60 years	$2,154,000

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The intrinsic value of options exercised during 2007, 2006, and 2005, was approximately $764,000, $825,000, and $39,000, respectively. The total fair value of shares vested during 2007, 2006, and 2005 was approximately $629,000, $820,000, and $424,000, respectively. As of December 31, 2007, there was approximately $854,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.54 years.
Information regarding options outstanding and exercisable at December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of		Contractual	Exercise		Exercise
Exercise Prices	Shares	Life (years)	Price	Shares	Price
$5.00 – $6.00	168,189	6.32	$5.50	168,189	$5.50
$7.50 – $8.35	79,500	3.36	8.14	59,500	8.06
$12.64 – $16.40	220,000	3.52	14.35	170,000	13.75
$17.51 – $19.49	187,750	4.23	18.75	54,562	18.70

	655,439	4.42	12.59	452,251	10.53
Employee Stock Purchase Plan
During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”) and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15 percent of employees’ eligible earnings during the offering period. Each offering period has a maximum term of up to 27 months. For purchases made during 2005, the price at which stock was purchased under the ESPP was equal to the lesser of 85 percent of the fair market value of common stock on the first day of the offering period or 85 percent of the fair market value of common stock on the last day of the offering period. Subsequent to December 31, 2005, the purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95 percent of the fair market value of common stock on the last day of the applicable offering period. During 2007, 2006, and 2005, 5,183 shares, 5,547 shares and 17,610 shares, respectively, were purchased under the ESPP.
Warrants
We issued warrants to purchase 50,000 shares of common stock at an exercise price of $6.00 per share in connection with the issuance of a convertible note in 2002. These warrants are exercisable through May 2009. During 2006, warrants with respect to 15,000 shares were exercised using a net settlement feature contained in the warrant which resulted in 10,415 shares of common stock being issued. During 2007, the remaining 35,000 shares were exercised either in cash or using a net settlement feature contained in the warrant which resulted in the issuance of 25,955 shares of common stock.
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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. Employee Benefit Plan
During 2006, we established a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2007 and 2006 were approximately $107,000 and $34,000, respectively.
13. Commitments and Contingencies
We lease restaurant and office facilities and certain real property under operating leases having terms expiring from 2008 to 2023. The restaurant leases primarily have renewal clauses of five years exercisable at the option of the Company and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the initial lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement. The leases typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs.
Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Straight-line minimum base rent	$4,371	$3,133	2,253
Contingent rent	376	280	237

Total rent	$4,747	$3,413	$2,490

At December 31, 2007, we had entered into lease agreements for certain restaurant facilities currently under construction or yet to be constructed. The following table does not include obligations related to renewal option periods even if it is reasonably assured that we will exercise the related option. Future minimum lease payments under operating leases at December 31, 2007, were as follows (in thousands):

2008	$5,295
2009	5,916
2010	6,008
2011	6,076
2012	6,038
Thereafter	31,902

Total minimum lease payments	$61,235

14. Litigation
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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
15. Related Party Transactions
In July 2004, we entered into the convertible subordinated promissory note and warrant purchase agreement discussed in Note 8 with an entity controlled by two directors and principal stockholders of the Company. For 2005, we recorded interest expense of approximately $530,000 associated with the note and warrant, including amortization related to the debt discount. During August 2005, the promissory note was converted into shares of the Company’s Series B preferred stock and immediately into 500,000 shares of the Company’s common stock in connection with our initial public offering.
16. Quarterly Results of Operations (Unaudited)
The following table presents certain unaudited consolidated financial data for each of the four quarters in 2007 and 2006. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Amounts are shown in thousands, except per share data.

	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Restaurant sales	$15,666	$19,322	$19,210	$18,060	$10,194	$11,877	$13,812	$14,810
(Loss) income from operations	(693)	259	401	(818)	(1,041)	(429)	(636)	(1,220)
Net (loss) income	(543)	313	444	(883)	(888)	(303)	(468)	(1,085)
Net (loss) income per share:
Basic	$(0.09)	$0.05	$0.08	$(0.14)	$(0.16)	$(0.05)	$(0.08)	$(0.19)

Diluted	$(0.09)	$0.05	$0.07	$(0.14)	$(0.16)	$(0.05)	$(0.08)	$(0.19)

Weighted average shares used in computation:
Basic	5,854	5,866	5,891	6,319	5,731	5,793	5,805	5,834

Diluted	5,854	6,233	6,238	6,319	5,731	5,793	5,805	5,834

Exhibit Index

Exhibit
Number	Exhibit

10.18	Common Stock Purchase Warrant, dated February 4, 2008, in favor of Richard J. Hauser
10.19	Common Stock Purchase Warrant, dated February 4, 2008, in favor of Marcus E. Jundt
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.