Form 10-Q
period 2008-03-31
KONA GRILL INC
filed 2008-05-02
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2008, there were 6,612,148 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Unaudited Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,152	$4,991
Investments	7,553	14,188
Receivables	1,369	1,096
Other current assets	1,237	1,393

Total current assets	13,311	21,668
Long-term investments	6,247	—
Other assets	512	495
Property and equipment, net	48,490	47,311

Total assets	$68,560	$69,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,244	$3,324
Accrued expenses	4,048	4,025
Current portion of notes payable	676	663

Total current liabilities	7,968	8,012
Notes payable	1,863	2,037
Deferred rent	13,168	12,994

Total liabilities	22,999	23,043

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 6,612,148 and 6,608,078 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	66	66
Additional paid-in capital	53,227	53,071
Accumulated deficit	(7,379)	(6,706)
Accumulated other comprehensive loss	(353)	—

Total stockholders’ equity	45,561	46,431

Total liabilities and stockholders’ equity	$68,560	$69,474

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Restaurant sales	$18,796	$15,666
Costs and expenses:
Cost of sales	5,407	4,546
Labor	6,459	5,075
Occupancy	1,308	1,058
Restaurant operating expenses	2,727	2,134
General and administrative	1,852	1,769
Preopening expense	178	488
Depreciation and amortization	1,658	1,289

Total costs and expenses	19,589	16,359

Loss from operations	(793)	(693)
Nonoperating income (expense):
Interest income	204	160
Interest expense	(34)	—

Loss before provision for income taxes	(623)	(533)
Provision for income taxes	50	10

Net loss	$(673)	$(543)

Net loss per share:
Basic	$(0.10)	$(0.09)

Diluted	$(0.10)	$(0.09)

Weighted average shares used in computation:
Basic	6,609	5,854

Diluted	6,609	5,854

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Operating activities
Net loss	$(673)	$(543)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,658	1,289
Stock-based compensation expense	128	202
Change in operating assets and liabilities:
Receivables	(273)	65
Other current assets	156	(411)
Accounts payable	525	(236)
Accrued expenses	23	(399)
Deferred rent	174	309

Net cash provided by operating activities	1,718	276

Investing activities
Purchase of property and equipment	(3,442)	(4,796)
Increase in other assets	(17)	(50)
Net proceeds on purchase and sale of investments	35	3,774

Net cash used in investing activities	(3,424)	(1,072)

Financing activities
Repayments of notes payable	(161)	(149)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	28	79

Net cash used in financing activities	(133)	(70)

Net decrease in cash and cash equivalents	(1,839)	(866)
Cash and cash equivalents at the beginning of the period	4,991	1,934

Cash and cash equivalents at the end of the period	$3,152	$1,068

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$34	$—

Noncash investing activities
Decrease in accounts payable related to property and equipment additions	$(605)	$(1,252)
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction. Under the Company’s asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $1,405,000 and $1,013,000 were included in accounts payable as of March 31, 2008 and December 31, 2007, respectively.
Recent Accounting Pronouncements
On January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements, (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities. Therefore, we have adopted the provisions of SFAS 157 with respect to our financial assets and liabilities only. As defined in SFAS 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard also establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

Level 1:	Fair values determined by quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2:	Fair values utilize inputs other than quoted prices that are observable for the asset or liability, and may include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Unobservable inputs that are not corroborated by market data and may reflect the reporting entity’s own assumptions market participants would use in pricing the asset or liability.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table presents information about our assets measured at fair value on a recurring basis at March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands).

	Fair Value Measurements at Reporting Date Using
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Assets	Inputs	Inputs	March 31,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Short-term investments	$7,553	$—	$—	$7,553
Long-term investments	—	—	6,247	6,247

	$7,553	$—	$6,247	$13,800

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

Fair Value Measurements of
Assets Using Level 3 Inputs
Long-term Investments
Balance at December 31, 2007	$—
Transfer to Level 3	8,650
Total gains or losses (realized and unrealized)
Included in earnings	—
Included in other comprehensive loss	(353)
Net settlements	(2,050)

Balance at March 31, 2008	$6,247

2. Investments
The following is a summary of available-for-sale securities (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
March 31, 2008
Short-term investments:
Corporate debt securities	$7,553	$—	$7,553
Long-term investments:
Auction rate securities	6,600	(353)	6,247

Total investments	$14,153	$(353)	$13,800

December 31, 2007
Short-term investments:
Auction rate securities	$8,650	$—	$8,650
Corporate debt securities	5,538	—	5,538

Total investments	$14,188	$—	$14,188

As of March 31, 2008, we held $6.2 million in AAA rated auction rate securities classified as long-term investments. These securities are backed by student loans, of which approximately $6.0 million or 90% of the par value are guaranteed by the federal government under the Federal Family Education Loan Program. In addition, one of the securities not fully comprised of federal government guaranteed loans has an insurance policy guaranteeing both the principal and accrued interest. Auction rate securities are structured to provide liquidity through an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to either rollover their holdings, whereby they will continue to own their

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
respective securities, or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have adversely affected the auction market for these types of securities and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, our investments in auction rate securities are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. The maturity dates for these investments range from 2029 to 2046. We currently have the intent and ability to hold our auction rate securities until the recovery of the auction process. As of March 31, 2008, we reclassified the entire auction rate securities investment balance from short-term investments to long-term investments on our consolidated balance sheet because of the uncertainty in when the auction markets will recover and the timing of when these securities can be settled at par value.
Typically the fair value of auction rate securities approximates par value due to the frequent resets through the auction process. While we continue to earn interest on our auction rate securities investments that are generally higher than the current market rate, these securities are currently not trading and therefore do not currently have a readily determinable market value. The broker-dealer managing our auction rate securities provided us with an estimate of the fair market value of these investments as of March 31, 2008. In addition, we used a discounted cash flow model to estimate the fair value of our investments in auction rate securities. The assumptions used in the model included assessments of the underlying structure of each security, expected cash flows, credit ratings, and other relevant factors. Based, in part on input provided by the broker-dealer along with management’s assessment, we estimated the fair value of our auction rate securities to be $6.2 million as of March 31, 2008. As a result, we recorded an unrealized loss of $0.4 million for the quarter ended March 31, 2008.
We review our investments in accordance with FASB Staff Position SFAS No. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and increases net loss for the applicable accounting period. The determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. We do not consider our investments in auction rate securities to be other-than-temporarily impaired at March 31, 2008.
3. Net Loss Per Share
Basic net loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method.

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Numerator:
Net loss	$(673)	$(543)

Denominator:
Weighted average shares — Basic	6,609	5,854
Effect of dilutive stock options and warrants	—	—

Weighted average shares — Diluted	6,609	5,854

Net loss per share:
Basic	$(0.10)	$(0.09)

Diluted	$(0.10)	$(0.09)

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2008 and 2007, there were approximately 1,024,000 and 923,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
4. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
Accrued payroll	$1,459	$1,358
Business and income taxes	604	629
Sales taxes	577	517
Gift cards	423	533
Accrued occupancy	159	227
Other	826	761

	$4,048	$4,025

5. Stock-Based Compensation
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. A total of 1,075,000 shares of common stock have been reserved for issuance under our plans of which 19,121 shares were available for grant as of March 31, 2008. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options generally vest 25 percent each year over a four-year period, while annual recurring awards for non-employee director options vest 25 percent each quarter over a one-year period.
The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2008	2007

Expected volatility	35.7%	34.4%
Risk-free interest rate	2.5%	4.9%
Expected option life (in years)	3.7	3.8
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$3.53	$6.45
The following table summarizes activity under our stock award plans for the three months ended March 31, 2008:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2007	655,439	$12.59
Granted	170,417	11.66
Forfeited	(300)	7.50
Exercised	(2,000)	6.00

Outstanding options at March 31, 2008	823,556	$12.41	4.3 years	$621,000

Exercisable at March 31, 2008	474,389	$10.77	4.3 years	$616,000

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
We recognized stock-based compensation expense of $128,000 and $202,000 during the three months ended March 31, 2008 and 2007, respectively. The intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was approximately $6,000 and $24,000, respectively. As of March 31, 2008, there was approximately $1,216,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.8 years.
6. Comprehensive Loss
Comprehensive loss is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net loss and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive loss for the three months ended March 31, 2008 and 2007 were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(673)	$(543)
Net unrealized losses on available-for-sale securities	(353)	—

Total comprehensive loss	$(1,026)	$(543)

7. Income Taxes
We adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. There have been no material changes in the amount of unrecognized tax benefits or interest and penalties related to uncertain tax positions since December 31, 2007. We continue to recognize interest and penalties related to uncertain tax positions in income tax expense.
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
9. Subsequent Event
During April 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of our common stock. The share repurchases will be made in the open market at times and prices considered appropriate by us.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our 2007 Annual Report on Form 10-K. The following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, and projections of restaurant sales and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports filed from time to time with the Securities and Exchange Commission.
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
We continue to follow a disciplined growth plan focused on expanding our presence in both new and existing markets. Over the last three years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering, our private offering of common stock completed during November 2007, and cash flows from operations. We plan to open five new restaurants during 2008, which will expand our presence in both new and existing markets. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
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
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
Restaurant sales growth	20.0%	53.7%
Same-store sales growth (1)	(2.4)%	1.4%
Average weekly sales — comparable restaurant base (2)	$83,019	$85,042
Average weekly sales — non-comparable restaurant base (3)	$76,283	$73,046
Average unit volume (in thousands)(4)	$1,033	$1,162
Sales per square foot (4)	$147	$165
Restaurant operating profit (in thousands) (5)	$2,895	$2,853
Restaurant operating profit as a percentage of sales (5)	15.4%	18.2%

(1)	Same-store sales growth reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating same-store sales growth, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to income (loss) from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and reconciliation to income (loss) from operations, the most comparable GAAP measure.

	Three Months Ended March 31,
	2008	2007
Restaurant sales	$18,796	$15,666
Costs and expenses:
Cost of sales	5,407	4,546
Labor	6,459	5,075
Occupancy	1,308	1,058
Restaurant operating expenses	2,727	2,134

Restaurant operating profit	2,895	2,853

Deduct — other costs and expenses
General and administrative	1,852	1,769
Preopening expense	178	488
Depreciation and amortization	1,658	1,289

Loss from operations	$(793)	$(693)

	Percentage of
	Restaurant Sales
	Three Months Ended March 31,
	2008	2007
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	28.8	29.0
Labor	34.4	32.4
Occupancy	7.0	6.8
Restaurant operating expenses	14.5	13.6

Restaurant operating profit	15.4	18.2

Deduct — other costs and expenses
General and administrative	9.9	11.3
Preopening expense	0.9	3.1
Depreciation and amortization	8.8	8.2

Loss from operations	(4.2)%	(4.4)%

Certain percentage amounts do not sum to total due to rounding.

	Three Months Ended	Year Ended
	March 31, 2008	December 31, 2007
Store Growth Activity
Beginning Restaurants	18	14
Openings	—	4
Closings	—	—

Total	18	18

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended
	March 31,
	2008	2007
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	28.8	29.0
Labor	34.4	32.4
Occupancy	7.0	6.8
Restaurant operating expenses	14.5	13.6
General and administrative	9.9	11.3
Preopening expense	0.9	3.1
Depreciation and amortization	8.8	8.2

Total costs and expenses	104.2	104.4

Loss from operations	(4.2)	(4.4)
Nonoperating income (expense):
Interest income	1.1	1.0
Interest expense	(0.2)	—

Loss before provision for income taxes	(3.3)	(3.4)
Provision for income taxes	0.3	0.1

Net loss	(3.6)%	(3.5)%

Certain percentage amounts do not sum to total due to rounding.
Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
Restaurant Sales. Restaurant sales increased by $3.1 million, or 20.0% to $18.8 million during the first quarter of 2008 from $15.7 million during the prior year period primarily as a result of restaurant sales associated with the opening of three new restaurants since April 2007 and a full quarter of sales from one restaurant that opened during the first quarter of last year. Sales during the first quarter of 2008 were negatively impacted by the challenging consumer environment as same-store sales declined 2.4% primarily reflecting a reduction in guest traffic at restaurants in Arizona and Nevada.
Cost of Sales. Cost of sales increased by $0.9 million, or 18.9% to $5.4 million during the first quarter of 2008 from $4.5 million during the first quarter of 2007. Cost of sales as a percentage of restaurant sales decreased 0.2% to 28.8% during the first quarter of 2008 from 29.0% during the prior year period. Cost of sales during the first quarter of 2008 were positively affected by lower seafood costs and a 7.8% reduction in the number of operating weeks contributed by restaurants open less than six months resulting from the timing of new restaurant openings. Cost of sales are typically higher during the first six months of operations for our new restaurants versus our mature restaurants as management teams become accustomed to predicting, managing, and servicing the sales volumes we expect at our restaurants. In addition, the rollout of our automated food cost and inventory management system had a positive impact on our cost of sales during the first quarter of 2008. These positive factors were partially offset by increases in food commodity costs for dairy and wheat-based products.

Labor. Labor costs for our restaurants increased $1.4 million, or 27.3% to $6.5 million during the first quarter of 2008 from $5.1 million during the prior year period. Labor expenses as a percentage of restaurant sales increased 2.0% to 34.4% during the first quarter of 2008 from 32.4% during the first quarter of 2007. This increase was primarily the result of reduced leverage of fixed labor costs resulting from lower average sales volume. In addition, higher average wages to attract and retain qualified restaurant managers and federal and state minimum wage increases that were implemented during the second half of 2007 and at the beginning of 2008, contributed to increased labor costs as a percentage of sales.
Occupancy. Occupancy expense increased by $0.2 million, or 23.7% to $1.3 million during the first quarter of 2008 from $1.1 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.2% to 7.0% during the first quarter of 2008 from 6.8% during the first quarter of 2007. The increase reflects decreased leverage of these costs from lower average sales volume.
Restaurant Operating Expenses. Restaurant operating expenses increased by $0.6 million, or 27.7% to $2.7 million from $2.1 million during the first quarter of 2007. Restaurant operating expenses as a percentage of restaurant sales increased 0.9% to 14.5% during the first quarter of 2008 from 13.6% during the prior year period. During the first quarter of 2008, higher utilities, repair and maintenance, and training costs combined with reduced leverage of fixed operating costs resulting from lower average sales volume contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased by $0.1 million to $1.9 million during the first quarter of 2008 from $1.8 million during the first quarter of 2007. The $0.1 million increase is primarily attributable to planned investments in corporate personnel to support our growth and higher professional fees, partially offset by a reduction in stock-based compensation expenses. General and administrative expenses as a percentage of restaurant sales decreased 1.4% to 9.9% of restaurant sales during the first quarter of 2008 compared to 11.3% of restaurant sales during the prior year period.
Preopening Expense. Preopening expense decreased $0.3 million to $0.2 million during the first quarter of 2008 compared to $0.5 million during the first quarter of 2007. The decrease in preopening expense is attributable to no restaurant openings in the first quarter of 2008 as compared to one restaurant during the first quarter of 2007. Preopening expense for the first quarter of 2008 primarily relates to expenses associated with the planned opening of five restaurants during 2008. During the first quarter of 2007, preopening expense reflected costs associated with opening our Austin, Texas restaurant and costs for our Troy, Michigan restaurant which opened during April 2007.
Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million to $1.7 million during the first quarter of 2008 from $1.3 million during the prior year period. The increase was primarily the result of additional depreciation and amortization from four restaurants opened since March 2007. Depreciation and amortization expense as a percentage of restaurant sales increased 0.6% to 8.8% during the first quarter of 2008 from 8.2% during the first quarter of 2007 reflecting reduced leverage of these fixed costs from lower average sales volume.
Interest Income. Interest income remained flat at $0.2 million during both the first quarter of 2008 and 2007. We continue to earn interest income on the investment of excess cash in available-for-sale securities. Please refer to Note 2 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense increased slightly due to a lower amount of capitalized interest, partially offset by lower average debt balances.
Provision for Income Taxes. During the first quarter of 2008, we recorded income taxes of $50,000 primarily for states in which no state net operating loss carryforwards exist compared to $10,000 during the first quarter of 2007.

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

Liquidity and Capital Resources
Our primary capital requirements are for new restaurant development. During the last three years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering, cash flows from operations, and the sale of equity securities in a private placement transaction. We intend to continue developing new restaurants in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. Similar to many restaurant chains, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip our restaurants. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.
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
Based upon our current growth plan, we believe that our current cash flow and our cash and investment balances coupled with our anticipated cash flow generated from operations and the proceeds from our recently completed private placement will provide sufficient funds to satisfy our working capital and capital expenditure requirements into 2009. We believe that the current lack of liquidity of our auction rate securities holdings will not have a material impact on our ability to fund our operations or continue our expansion. However, if current conditions in the auction rate securities market continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained.
Changes in our operating plans, lower than anticipated sales, increased expenses, prolonged illiquidity of our auction rate securities, or other events, including those described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and in other documents filed from time to time with the SEC may require us to seek additional debt or equity financing on an accelerated basis. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact negatively our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.
During April 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of our common stock. The share repurchases will be made in the open market at times and prices considered appropriate by us. The timing and number of shares repurchased pursuant to the share repurchase authorization will be made in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, available cash and other factors. The share repurchase authorization does not have an expiration date and it does not obligate us to purchase any particular amount of shares. This authorization may be suspended or discontinued at any time.

Equipment Loans
As of March 31, 2008, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $2.5 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2007.
Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in):
Operating activities	$1,718	$276
Investing activities	(3,424)	(1,072)
Financing activities	(133)	(70)

Net decrease in cash and cash equivalents	$(1,839)	$(866)

Operating Activities. During the first quarter of 2008, net cash provided by operating activities was $1.7 million and exceeded our net loss by $2.4 million due principally to the effect of depreciation and amortization and the timing of payment of accounts payable. During the first quarter of 2007, net cash provided by operating activities was $0.3 million principally as a result of depreciation and amortization, the amortization of deferred rent, and non-cash stock compensation, partially offset by our net loss of $0.5 million, the payment of accounts payable and accrued expenses, and an increase in other current assets.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used for investing activities was $3.4 million during the first quarter of 2008, primarily reflecting the funding of construction at our Gilbert, Arizona and West Palm Beach, Florida restaurants. Net cash used for investing activities was $1.1 million during the first quarter of 2007, reflecting $4.8 million for the funding of construction and the purchase of property and equipment, the majority of which related to the opening of our Austin, Texas restaurant and development of our Troy, Michigan restaurant, which opened during April 2007. Investing activities also includes proceeds of $3.8 million from the sale of investments to fund this construction.
Financing Activities. Net cash used in financing activities was $0.1 million for the first quarter of 2008 principally consisting of principal payments on equipment loans, partially offset by proceeds from the issuance of common stock from the exercise of stock options and employee stock plan purchases. Net cash used in financing activities was $0.1 million for the first quarter of 2007 principally consisting of $0.1 million of principal payments on our equipment loans, partially offset by proceeds from the issuance of common stock from the exercise of stock options and stock issued under our employee stock purchase plan.
Critical Accounting Policies
Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective, or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007, except as described below.

Investments
As of March 31, 2008, we had a total of $13.8 million in investments of which $6.2 million consisted of investments in auction rate securities. We account for our investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all securities held by the Company are classified as available-for-sale and our entire auction rate securities portfolio is classified as long-term investments. Available-for-sale securities are carried at fair value as determined by market prices/quotes, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. Our investments in auction rate securities are carried at estimated fair value with the impairment charges related to the auction rate securities investments classified as temporary and reported as a separate component of stockholders’ equity in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income.
Estimating the fair value of investments in auction rate securities, requires numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, credit ratings, and other relevant factors. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades or changes in the rates of default on the underlying assets, we may incur additional impairment on our auction rate securities portfolio. We continue to monitor the fair value of our auction rate securities and relevant market conditions and will record additional impairment if future circumstances warrant such charges.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial markets.
Investments
We are exposed to market risk primarily from fluctuations in interest rates on our investments and liquidity risk associated with the current financial market conditions. We held $13.8 million in available-for-sale securities as of March 31, 2008. These investments are classified as available-for-sale securities and are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. During the first quarter of 2008, the average interest rate earned on our investments was approximately 5.0%. A hypothetical 100 basis point decline in the interest rate earned on our investments would not have a significant impact on our results of operations. For a discussion on market risks for auction rate securities, including the Company’s methodology for estimating their fair value, see Note 2 to the unaudited consolidated financial statements.
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

Item 4. Controls and Procedures
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
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. The following risk factor is the only material change to the risk factors included in our most recent Form 10-K.
We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.
We hold investments in auction rate securities which are backed by student loans. Auction rate securities are structured to provide liquidity through an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. This mechanism allows existing investors to either rollover their holdings, whereby they will continue to own their respective securities, or liquidate their holdings by selling such securities at par. The recent uncertainties in the credit markets have adversely affected the auction market for these types of securities and auctions for our investments in these securities have failed to settle on their respective settlement dates. Consequently, our investments in auction rate securities are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful or a buyer is found outside of the auction process. The maturity dates for these investments range from 2029 to 2046.
Estimating the fair value of investments in auction rate securities, requires numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, credit ratings, and other relevant factors. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades or changes in the rates of default on the underlying assets, we may incur additional impairment on our auction rate securities portfolio.
Although we currently have the ability and intent to hold these investments until a recovery of the auction process, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None

Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.3	Amended and Restated Bylaws of Kona Grill, Inc. (2)

4.1	Form of Common Stock Certificate (3)

4.2	Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)

4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)

4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

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

Date: April 30, 2008

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