Form 10-Q
period 2008-06-30
KONA GRILL INC
filed 2008-08-14
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-34082

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 31, 2008, there were 6,498,158 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,956	$4,991
Investments	366	14,188
Receivables	1,865	1,096
Other current assets	1,497	1,393

Total current assets	11,684	21,668
Long-term investments	6,142	—
Other assets	542	495
Property and equipment, net	49,856	47,311

Total assets	$68,224	$69,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,453	$3,324
Accrued expenses	4,215	4,025
Current portion of notes payable	689	663

Total current liabilities	8,357	8,012
Notes payable	1,685	2,037
Deferred rent	14,106	12,994

Total liabilities	24,148	23,043

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Series A junior participating preferred stock, $0.01 par value, 10,000 shares and zero shares authorized at June 30, 2008 and December 31, 2007, respectively, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 6,614,358 and 6,608,078 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	66	66
Additional paid-in capital	53,382	53,071
Treasury stock, at cost, 116,200 shares and zero shares at June 30, 2008 and December 31, 2007, respectively	(1,000)	—
Accumulated deficit	(7,914)	(6,706)
Accumulated other comprehensive loss	(458)	—

Total stockholders’ equity	44,076	46,431

Total liabilities and stockholders’ equity	$68,224	$69,474

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Restaurant sales	$20,183	$19,322	$38,979	$34,988
Costs and expenses:
Cost of sales	5,517	5,487	10,924	10,033
Labor	6,656	5,970	13,115	11,045
Occupancy	1,296	1,205	2,604	2,263
Restaurant operating expenses	3,045	2,742	5,772	4,876
General and administrative	2,026	1,832	3,878	3,601
Preopening expense	541	350	719	838
Depreciation and amortization	1,675	1,477	3,333	2,766

Total costs and expenses	20,756	19,063	40,345	35,422

(Loss) income from operations	(573)	259	(1,366)	(434)
Nonoperating income (expense):
Interest income	105	131	309	291
Interest expense	(17)	(42)	(51)	(42)

(Loss) income before provision for income taxes	(485)	348	(1,108)	(185)
Provision for income taxes	50	35	100	45

Net (loss) income	$(535)	$313	$(1,208)	$(230)

Net (loss) income per share:
Basic	$(0.08)	$0.05	$(0.18)	$(0.04)

Diluted	$(0.08)	$0.05	$(0.18)	$(0.04)

Weighted average shares used in computation:
Basic	6,565	5,866	6,587	5,860

Diluted	6,565	6,233	6,587	5,860

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net loss	$(1,208)	$(230)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,333	2,766
Stock-based compensation expense	265	341
Tax benefit on exercise of stock options	—	5
Change in operating assets and liabilities:
Receivables	(769)	602
Other current assets	(104)	(648)
Accounts payable	790	(901)
Accrued expenses	190	107
Deferred rent	1,112	107

Net cash provided by operating activities	3,609	2,149

Investing activities
Purchase of property and equipment	(6,539)	(6,516)
Increase in other assets	(47)	(35)
Net proceeds on purchase and sale of investments	7,222	5,821

Net cash provided by (used in) investing activities	636	(730)

Financing activities
Repayments of notes payable	(326)	(301)
Purchase of treasury stock	(1,000)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	46	157

Net cash used in financing activities	(1,280)	(144)

Net increase in cash and cash equivalents	2,965	1,275
Cash and cash equivalents at the beginning of the period	4,991	1,934

Cash and cash equivalents at the end of the period	$7,956	$3,209

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$51	$42

Noncash investing activities
Decrease in accounts payable related to property and equipment additions	$(661)	$(1,613)
See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 19 restaurants in 12 states throughout the United States.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction. Under the Company’s asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $1,683,000 and $1,013,000 were included in accounts payable as of June 30, 2008 and December 31, 2007, respectively.
Recent Accounting Pronouncements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 3 for further discussion of fair value measurements.
In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“SFAS 157-2”), which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities. We do not expect that the provisions of SFAS 157-2 will have a material impact on our consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. Investments
The following is a summary of available-for-sale securities (in thousands):

		Gross
	Adjusted	Unrealized
	Cost	Losses	Fair Value

June 30, 2008
Short-term investments:
Certificates of deposit	$366	$—	$366
Long-term investments:
Auction rate securities	6,600	(458)	6,142

Total investments	$6,966	$(458)	$6,508

December 31, 2007
Short-term investments:
Auction rate securities	$8,650	$—	$8,650
Corporate debt securities	5,538	—	5,538

Total investments	$14,188	$—	$14,188

As of June 30, 2008, our investment portfolio included auction rate securities with a par value of $6.6 million. These securities are primarily AAA rated long term debt obligations secured by student loans, of which approximately $6.0 million or 90% of the par value is guaranteed by the federal government under the Federal Family Education Loan Program. In addition, one of the securities not fully comprised of federal government guaranteed loans is AA rated, but has an insurance policy guaranteeing both the principal and accrued interest. While the maturity dates of our auction rate securities range from 2029 to 2046, the liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The recent uncertainties in the credit markets have adversely affected the auction market for these types of securities and auctions for these securities have failed to settle on their respective settlement dates. Consequently, our investments in auction rate securities are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer refinances the underlying debt, or a buyer is found outside of the auction process. We currently have the intent to hold our auction rate securities until the recovery of the auction process. As of June 30, 2008, we classified our auction rate securities as long-term investments on our consolidated balance sheet because of the uncertainty in when the auction markets will recover and the timing of when these securities can be settled at par value.
Typically the fair value of auction rate securities approximated par value due to the frequent resets through the auction process. We continue to earn interest on our auction rate securities investments with current yields of approximately 2.5% and maximum contractual default rates of approximately 3.6% as of June 30, 2008. As a result of the liquidity issues experienced in the credit markets, all of our auction rate securities have experienced failed auctions since February 2008 and therefore do not currently have a readily determinable market value. We estimated the fair value of our auction rate securities using valuation models provided by third parties. The assumptions used in the models included assessments of the following: (i) collateralization underlying each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) consideration of the probabilities of default, passing a future auction, or repurchase at par for each period; and (iv) estimates of the recovery rates in the event of default for each security. Based on these valuation models, we estimated the fair value of our auction rate securities to be $6.1 million as of June 30, 2008. As a result, we recorded an unrealized loss of $0.5 million for the six months ended June 30, 2008.
We review our investments in accordance with FASB Staff Position SFAS No. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and increases net loss for the applicable accounting period. The determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. We do not consider our investments in auction rate securities to be other-than-temporarily impaired at June 30, 2008.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3. Fair Value Measurements
Effective January 1, 2008, we adopted SFAS 157 for our financial instruments. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1:	Fair values determined by quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2:	Fair values utilize inputs other than quoted prices that are observable for the asset or liability, and may include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Fair values determined by unobservable inputs that are not corroborated by market data and may reflect the reporting entity’s own assumptions market participants would use in pricing the asset or liability.
Our short-term investments represent fixed income securities that are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model (see Note 2). The following table presents information about our assets measured at fair value on a recurring basis at June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands).

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2008
Certificates of deposit	$366	$—	$—	$366
Auction rate securities	—	—	6,142	6,142

	$366	$—	$6,142	$6,508

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

Fair Value Measurements of
Assets Using Level 3 Inputs
Long-term Investments
Balance at December 31, 2007	$—
Transfer to Level 3	8,650
Total gains or losses (realized and unrealized)
Included in earnings	—
Included in other comprehensive loss	(458)
Net settlements	(2,050)

Balance at June 30, 2008	$6,142

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
4. Net (Loss) Income Per Share
Basic net (loss) income is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(In thousands, except per share data)
Numerator:
Net (loss) income	$(535)	$313	$(1,208)	$(230)

Denominator:
Weighted average shares — Basic	6,565	5,866	6,587	5,860
Effect of dilutive stock options and warrants	—	367	—	—

Weighted average shares — Diluted	6,565	6,233	6,587	5,860

Net (loss) income per share:
Basic	$(0.08)	$0.05	$(0.18)	$(0.04)

Diluted	$(0.08)	$0.05	$(0.18)	$(0.04)

For the three and six months ended June 30, 2008, there were approximately 1,020,000 stock options and warrants outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the three and six months ended June 30, 2007, there were approximately 117,000 and 918,000 stock options and warrants outstanding, respectively, that were excluded from the dilutive earnings per share calculation for the same reason.
5. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Accrued payroll	$1,542	$1,358
Business and income taxes	593	629
Sales taxes	605	517
Gift cards	393	533
Accrued occupancy	223	227
Other	859	761

	$4,215	$4,025

6. Stock Repurchase Plan
During April 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of our common stock. We repurchased 116,200 shares at a total cost of $1,000,000 during the three months ended June 30, 2008 under a section 10b5-1 purchase program. The authorization does not have an expiration date and it does not require us to purchase a specific number of shares. This authorization may be modified, suspended or terminated at any time. The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Stock-Based Compensation
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. A total of 1,075,000 shares of common stock have been reserved for issuance under our plans of which 26,071 shares were available for grant as of June 30, 2008. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options generally vest 25 percent each year over a four-year period, while annual recurring awards for non-employee director options vest 25 percent each quarter over a one-year period.
There were no stock options granted during the three months ended June 30, 2008 and 2007. The fair value of stock options granted during the six month periods ended June 30, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2008	2007
Expected volatility	35.7%	34.4%
Risk-free interest rate	2.5%	4.9%
Expected life (in years)	3.7	3.8
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$3.53	$6.45
The following table summarizes activity under our stock award plans for the six months ended June 30, 2008:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2007	655,439	$12.59
Granted	170,417	11.66
Forfeited	(7,250)	12.29
Exercised	(2,000)	6.00

Outstanding options at June 30, 2008	816,606	$12.41	4.1 years	$511,000

Exercisable at June 30, 2008	479,439	$10.78	4.1 years	$510,000

We recognized stock-based compensation expense of $137,000 and $139,000 during the three months ended June 30, 2008 and 2007, respectively, and $265,000 and $341,000 during the six months ended June 30, 2008 and 2007, respectively. The intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was approximately $6,000 and $121,000, respectively. As of June 30, 2008, there was approximately $1,079,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.6 years.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8. Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net (loss) income and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive (loss) income for the three and six months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net (loss) income	$(535)	$313	$(1,208)	$(230)
Net unrealized (losses) gains on available-for-sale securities	(105)	1	(458)	1

Total comprehensive (loss) income	$(640)	$314	$(1,666)	$(229)

9. Commitments and Contingencies
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
10. Stockholder Rights Plan
On May 27, 2008, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) and a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the “Preferred Stock”) at a price of $55.00 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment and subject to the terms and conditions set forth in the Rights Plan. The Rights will be exercisable only if a person or group acquires 20% or more of the Company’s common stock (subject to certain exceptions), and thus becomes an “Acquiring Person” under the Rights Plan, or announces or commences a tender or exchange offer the consummation of which would result in ownership by a person or group of 20% or more of the common stock. Upon any such occurrence, each Right will entitle its holder (other than such Acquiring Person or group of affiliated or associated persons and certain transferees) to purchase, at the Right’s then-current exercise price, a number of shares of the Company’s common stock having a market value of twice the exercise price. Prior to the time that any person becomes an Acquiring Person, the Rights are redeemable for $0.001 per Right at the option of the Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our 2007 Annual Report on Form 10-K. The following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, and projections of restaurant sales and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2007 and other reports filed from time to time with the Securities and Exchange Commission.
Overview
We currently own and operate 19 restaurants located in 12 states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is standardized for all of our restaurants allowing us to deliver consistent quality meals. We believe that our vast menu and generous portions offers our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused on expanding our presence in both new and existing markets. Over the last three years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering, our private offering of common stock completed during November 2007, and cash flows from operations. We opened our restaurant in Gilbert, Arizona during June 2008 and plan to open an additional three new restaurants during 2008, which will expand our presence in both new and existing markets. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
We experience various trends in our operating cost structure. Cost of sales, labor, occupancy, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as restaurant management and employees become more efficient operating that unit. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on costs of sales, labor, occupancy, restaurant operating expenses, and preopening expenses. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to increase as we add corporate personnel and infrastructure to support our growth. However, we expect our general and administrative costs to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

Key Measures We Use to Evaluate Our Company
Key measures we use to evaluate and assess our business include the following:
Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular reporting period.
Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. Changes in same-store sales can be generated by an increase or decrease in guest traffic counts or by increases or decreases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.
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
General and Administrative. General and administrative includes all corporate and administrative functions that support operations and provide infrastructure to facilitate our future growth. Components of this category include management and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, human resources, corporate rent, professional and consulting fees, and corporate insurance costs.

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
Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Restaurant sales growth	4.5%	62.7%	11.4%	58.5%
Same-store sales percentage change (1)	(5.6)%	5.0%	(4.1)%	3.4%
Average weekly sales — comparable restaurant base (2)	$89,955	$95,256	$86,638	$90,371
Average weekly sales — non-comparable restaurant base (3)	$76,659	$82,815	$76,456	$77,555
Average unit volume (in thousands) (4)	$1,088	$1,288	$2,123	$2,450
Sales per square foot (4)	$155	$183	$301	$348
Restaurant operating profit (in thousands) (5)	$3,669	$3,918	$6,564	$6,771
Restaurant operating profit as a percentage of sales (5)	18.2%	20.3%	16.8%	19.4%

(1)	Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to (loss) income from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and reconciliation to (loss) income from operations, the most comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Restaurant sales	$20,183	$19,322	$38,979	$34,988
Costs and expenses:
Cost of sales	5,517	5,487	10,924	10,033
Labor	6,656	5,970	13,115	11,045
Occupancy	1,296	1,205	2,604	2,263
Restaurant operating expenses	3,045	2,742	5,772	4,876

Restaurant operating profit	3,669	3,918	6,564	6,771

Deduct — other costs and expenses
General and administrative	2,026	1,832	3,878	3,601
Preopening expense	541	350	719	838
Depreciation and amortization	1,675	1,477	3,333	2,766

(Loss) income from operations	$(573)	$259	$(1,366)	$(434)

	Percentage of		Percentage of
	Restaurant Sales		Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	28.4	28.0	28.7
Labor	33.0	30.9	33.6	31.6
Occupancy	6.4	6.2	6.7	6.5
Restaurant operating expenses	15.1	14.2	14.8	13.9

Restaurant operating profit	18.2	20.3	16.8	19.4

Deduct — other costs and expenses
General and administrative	10.0	9.5	9.9	10.3
Preopening expense	2.7	1.8	1.8	2.4
Depreciation and amortization	8.3	7.6	8.6	7.9

(Loss) income from operations	(2.8)%	1.3%	(3.5)%	(1.2)%

Certain percentage amounts do not sum to total due to rounding.

	Six Months Ended	Year Ended
	June 30, 2008	December 31, 2007
Store Growth Activity
Beginning Restaurants	18	14
Openings	1	4
Closings	—	—

Total	19	18

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	28.4	28.0	28.7
Labor	33.0	30.9	33.6	31.6
Occupancy	6.4	6.2	6.7	6.5
Restaurant operating expenses	15.1	14.2	14.8	13.9
General and administrative	10.0	9.5	9.9	10.3
Preopening expense	2.7	1.8	1.8	2.4
Depreciation and amortization	8.3	7.6	8.6	7.9

Total costs and expenses	102.8	98.7	103.5	101.2

(Loss) income from operations	(2.8)	1.3	(3.5)	(1.2)
Nonoperating income (expense):
Interest income	0.5	0.7	0.8	0.8
Interest expense	(0.1)	(0.2)	(0.1)	(0.1)

(Loss) income before provision for income taxes	(2.4)	1.8	(2.8)	(0.5)
Provision for income taxes	0.2	0.2	0.3	0.1

Net (loss) income	(2.7)%	1.6%	(3.1)%	(0.7)%

Certain percentage amounts do not sum to total due to rounding.
Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
Restaurant Sales. Restaurant sales increased by $0.9 million, or 4.5% to $20.2 million during the second quarter of 2008 from $19.3 million during the prior year period. The sales increase was primarily the result of restaurant sales associated with the opening of three new restaurants since November 2007, partially offset by an overall reduction in guest traffic at our existing restaurants attributed to the challenging macroeconomic factors affecting consumer spending in general. In particular, lower levels of guest traffic were experienced by our restaurants located in areas greatly affected by the housing crisis, including Arizona, Florida, and Nevada. Higher menu pricing of approximately 5.1% was more than offset by reduced guest traffic at our comparable restaurants as same-store sales declined 5.6% during the second quarter of 2008.
Cost of Sales. Cost of sales were essentially flat at $5.5 million during both the second quarter of 2008 and 2007. Cost of sales as a percentage of restaurant sales decreased 1.1% to 27.3% during the second quarter of 2008 from 28.4% during the prior year period. Cost of sales during the second quarter of 2008 benefitted from increased purchasing efficiency and reduced waste resulting from our newly implemented automated food cost and inventory management system.
Labor. Labor costs for our restaurants increased $0.7 million, or 11.5% to $6.7 million during the second quarter of 2008 from $6.0 million during the prior year period. This increase was primarily due to the opening of three new restaurants since November 2007. Labor expenses as a percentage of restaurant sales increased 2.1% to 33.0% during the second quarter of 2008 from 30.9% during the second quarter of 2007. This increase was primarily the result of reduced leverage of fixed labor costs resulting from lower average sales volume. In addition, higher average salaries to attract and retain qualified restaurant managers and federal and state minimum wage increases, implemented during the second half of 2007 and at the beginning of 2008, contributed to increased labor costs as a percentage of sales.

Occupancy. Occupancy expense increased by $0.1 million, or 7.6% to $1.3 million during the second quarter of 2008 from $1.2 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.2% to 6.4% during the second quarter of 2008 from 6.2% during the second quarter of 2007. Occupancy expense was favorably impacted by reduced percentage rent offset by decreased leverage of fixed costs from lower average sales volume.
Restaurant Operating Expenses. Restaurant operating expenses increased by $0.3 million, or 11.1% to $3.0 million from $2.7 million during the second quarter of 2007. Restaurant operating expenses as a percentage of restaurant sales increased 0.9% to 15.1% during the second quarter of 2008 from 14.2% during the prior year period. During the second quarter of 2008, higher repair and maintenance costs, primarily driven by restaurant remodeling and increased utilities and training costs, combined with reduced leverage from lower average sales volume contributed to the increase in restaurant operating expenses as a percentage of sales. We expect restaurant operating expenses as a percentage of sales to remain higher than prior periods throughout 2008 as we continue to incur higher repair and maintenance costs from remodeling our older restaurants.
General and Administrative. General and administrative expenses increased by $0.2 million or 10.6% to $2.0 million during the second quarter of 2008 from $1.8 million during the second quarter of 2007. The $0.2 million increase is primarily attributable to costs associated with our stockholder rights plan adopted in May 2008. General and administrative expenses as a percentage of restaurant sales increased 0.5% to 10.0% of restaurant sales during the second quarter of 2008 compared to 9.5% of restaurant sales during the prior year period.
Preopening Expense. Preopening expense increased $0.2 million to $0.5 million during the second quarter of 2008 compared to $0.3 million during the second quarter of 2007. The increase in preopening expense is attributable to the timing of new restaurant openings as our Gilbert restaurant opened during June 2008 as compared to our Troy restaurant which opened early in the second quarter during 2007. Preopening expense for the second quarter of 2008 also includes expenses associated with the planned opening of three additional restaurants during the second half of 2008.
Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 13.4% to $1.7 million during the second quarter of 2008 from $1.5 million during the prior year period. The increase was primarily the result of additional depreciation and amortization from three restaurants opened since November 2007. Depreciation and amortization expense as a percentage of restaurant sales increased 0.7% to 8.3% during the second quarter of 2008 from 7.6% during the second quarter of 2007 reflecting reduced leverage of these fixed costs from lower average sales volume.
Interest Income. Interest income remained flat at $0.1 million during both the second quarter of 2008 and 2007. We continue to earn interest income on the investment of excess cash in available-for-sale securities. Please refer to Note 2 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense did not change materially from the second quarter of 2007 to the second quarter of 2008.
Provision for Income Taxes. During the second quarter of 2008, we recorded income taxes of $50,000 primarily for states in which income taxes are not calculated based upon net income compared to $35,000 during the second quarter of 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
Restaurant Sales. Restaurant sales increased by $4.0 million, or 11.4% to $39.0 million during the first half of 2008 from $35.0 million during the prior year period primarily attributed to restaurant sales generated from the opening of five new restaurants since March 2007, partially offset by overall traffic declines at our existing restaurants resulting from the challenging macroeconomic factors affecting the restaurant industry. Higher menu pricing of approximately 4.0% was more than offset by reduced guest traffic, primarily at our Arizona and Nevada restaurants, as comparable restaurant sales declined 4.1% during the first half of 2008.
Cost of Sales. Cost of sales increased by $0.9 million, or 8.9% to $10.9 million during the first half of 2008 from $10.0 million during the first half of 2007. Cost of sales as a percentage of restaurant sales decreased 0.7% to 28.0% during the first half of 2008 from 28.7% during the prior year period. Cost of sales during the first half of 2008 were positively affected by increased purchasing efficiency and reduced waste attributed to the rollout of an automated food cost and inventory management system. In addition, an 8.4% reduction in the number of operating weeks for restaurants open less than six months contributed to the decline in cost of sales as a percentage of restaurant sales. Cost of sales are typically higher during the first six months of operations for our new restaurants versus our mature restaurants as management teams become accustomed to predicting, managing, and servicing the sales volumes we expect at our restaurants.
Labor. Labor costs for our restaurants increased $2.1 million, or 18.7% to $13.1 million during the first half of 2008 from $11.0 million during the prior year period. The increase was primarily due to the opening of five new restaurants since March 2007. As a percentage of restaurant sales, labor costs increased 2.0% to 33.6% during the first half of 2008 from 31.6% during the first half of 2007. The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs resulting from lower average sales volume. In addition, higher average salaries to attract and retain qualified restaurant managers and federal and state minimum wage increases, implemented during the second half of 2007 and at the beginning of 2008, contributed to increased labor costs as a percentage of sales.
Occupancy. Occupancy expense increased by $0.3 million, or 15.1% to $2.6 million during the first half of 2008 from $2.3 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.2% to 6.7% during the first half of 2008 from 6.5% during the first half of 2007. The increase reflects decreased leverage of these costs from lower average sales volume, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $0.9 million, or 18.4% to $5.8 million from $4.9 million during the first half of 2007. Restaurant operating expenses as a percentage of restaurant sales increased 0.9% to 14.8% during the first half of 2008 from 13.9% during the prior year period. During the first half of 2008, higher repair and maintenance, utilities, and training costs combined with reduced leverage of fixed operating costs resulting from lower average sales volume contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased by $0.3 million, or 7.7% to $3.9 million during the first half of 2008 from $3.6 million during the first half of 2007. The increase is primarily attributable to planned investments in corporate personnel to support our growth, costs associated with our stockholder rights plan adopted in May 2008 and higher professional fees, partially offset by a reduction in incentive-based compensation. General and administrative expenses as a percentage of restaurant sales decreased 0.4% to 9.9% of restaurant sales during the first half of 2008 compared to 10.3% of restaurant sales during the prior year period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.
Preopening Expense. Preopening expense decreased $0.1 million, or 14.2% to $0.7 million during the first half of 2008 compared to $0.8 million during the first half of 2007. The decrease in preopening expense is attributable to one restaurant opening in the first half of 2008 as compared to two restaurant openings during the first half of 2007. Preopening expense for the first half of 2008 primarily relates to expenses associated with our Gilbert, Arizona restaurant and the planned opening of three additional restaurants during the second half of 2008. During the first half of 2007, preopening expense reflected costs associated with opening our Austin, Texas and Troy, Michigan restaurants which opened during the first half of 2007.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 20.5% to $3.3 million during the first half of 2008 from $2.8 million during the prior year period. The increase was primarily the result of additional depreciation and amortization from five restaurants opened since March 2007. Depreciation and amortization expense as a percentage of restaurant sales increased 0.7% to 8.6% during the first half of 2008 from 7.9% during the first half of 2007 reflecting decreased leverage from lower average sales volume.
Interest Income. Interest income remained flat at $0.3 million during both the first half of 2008 and 2007. Please refer to Note 2 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense increased slightly from $42,000 during the first six months of 2007 to $51,000 during the first six months of 2008 due to a lower amount of capitalized interest during the first half of 2008, partially offset by lower average debt balances.
Provision for Income Taxes. During the first half of 2008, we recorded income taxes of $100,000 primarily for states in which income taxes are not calculated based upon net income compared to $45,000 during the first half of 2007.
Potential Fluctuations in Quarterly Results and Seasonality
Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:
•	timing of new restaurant openings and related expenses;
•	restaurant operating costs and preopening costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
•	labor availability and costs for hourly and management personnel;
•	profitability of our restaurants, especially in new markets;
•	increases and decreases in comparable restaurant sales;
•	impairment of long-lived assets and any loss on restaurant closures;
•	changes in borrowings and interest rates;
•	general economic conditions, including changes in consumer spending patterns;
•	weather conditions or natural disasters;
•	timing of certain holidays;
•	new or revised regulatory requirements and accounting pronouncements;
•	changes in consumer preferences and competitive conditions;
•	fluctuations in commodity prices; and
•	fluctuations in energy prices, especially fuel and utilities.

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
Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate market conditions, site locations, and the type of leases entered into. Based upon our current growth plan, we believe that our current cash flow and our cash and investment balances coupled with our anticipated cash flow generated from operations and the proceeds from equipment leases will provide sufficient funds to satisfy our working capital and capital expenditure requirements into 2009. We believe that the current illiquidity of our auction rate securities holdings will not have a material impact on our ability to fund our operations or continue our expansion. However, if current conditions in the auction rate securities or credit markets continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained.
Changes in our operating plans, lower than anticipated sales, increased expenses, prolonged illiquidity of our auction rate securities, or other events, including those described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2007 and in other documents filed from time to time with the SEC may require us to seek additional debt or equity financing on an accelerated basis. In the event that additional capital is required, we may seek to raise such capital through public or private equity or debt financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.
Stock Repurchase Program
During April 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of our common stock. We repurchased 116,200 shares at a total cost of $1,000,000 during the three months ended June 30, 2008 under a section 10b5-1 purchase program. Share repurchases were made in the open market under the terms of the program. The timing and number of shares repurchased pursuant to the share repurchase authorization are made in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price, available cash and other factors. The share repurchase authorization does not have an expiration date and it does not obligate us to purchase any particular amount of shares. This authorization may be suspended or discontinued at any time.

Equipment Loans
As of June 30, 2008 we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $2.4 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2007.
Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$3,609	$2,149
Investing activities	636	(730)
Financing activities	(1,280)	(144)

Net increase in cash and cash equivalents	$2,965	$1,275

Operating Activities. During the first six months of 2008, net cash provided by operating activities was $3.6 million and exceeded our net loss by $4.8 million due principally to the effect of depreciation and amortization and the timing of payment of accounts payable and receipt of tenant improvement allowances. During the first six months of 2007, net cash provided by operating activities was $2.1 million principally as a result of depreciation and amortization, the receipt of tenant improvement allowances, and non-cash stock-based compensation, partially offset by the payment of accounts payable and an increase in other current assets.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash provided by investing activities was $0.6 million during the first six months of 2008 reflecting proceeds from the sale of $7.2 million in short-term investments of which $6.5 million was used to fund construction at our Gilbert, Arizona and West Palm Beach, Florida restaurants in addition to capital expenditures for existing restaurants and restaurants scheduled to open in the next 12 months. Net cash used for investing activities was $0.7 million during the first half of 2007, reflecting $6.5 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to the opening of our Austin, Texas and Troy, Michigan restaurants. Investing activities also includes proceeds of $5.8 million from the sale of investments to fund this construction.
Financing Activities. Net cash used in financing activities was $1.3 million for the first six months of 2008 principally consisting of the purchase of 116,200 shares of our common stock at a cost of $1.0 million and $0.3 million in principal payments on equipment loans. Net cash used in financing activities was $0.1 million for the first six months of 2007 principally consisting of $0.3 million of principal payments on equipment loans, partially offset by $0.2 million in proceeds from the issuance of common stock from the exercise of stock options and warrants and stock issued under our employee stock purchase plan.

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
Investments
As of June 30, 2008, we had a total of $6.5 million in investments of which $6.1 million consisted of investments in auction rate securities. We account for our investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all securities held by the Company are classified as available-for-sale and auction rate securities are classified as long-term investments. Our investments in auction rate securities are carried at fair value with impairment charges classified as temporary and reported as a separate component of stockholders’ equity in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities are included in interest income.
Estimating the fair value of auction rate securities requires numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, credit ratings, liquidity, and other relevant factors. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if these securities experience credit rating downgrades or changes in the rates of default on the underlying assets, we may incur additional impairment on our auction rate securities. We continue to monitor our auction rate securities and relevant market conditions and will record additional impairment if future circumstances warrant such charges.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.
Investments
We are exposed to market risk primarily from fluctuations in interest rates on our investments and liquidity risk associated with the current financial market conditions. We held auction rate securities with a par value of $6.6 million as of June 30, 2008. These investments are classified as available-for-sale securities and are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations. During the second quarter of 2008, the average interest rate earned on our investments was approximately 2.5%. A hypothetical 100 basis point decline in the interest rate earned on our investments would not have a significant impact on our results of operations. For a discussion on market risks for auction rate securities, including the Company’s methodology for estimating fair value, see Note 2 to the unaudited consolidated financial statements.

Primary Market Risk Exposures
Our primary market risk exposures are in the areas of commodity costs, labor costs, and construction costs. Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks. Our labor costs are impacted by state and federal legislation to increase the minimum wage rate as many of our employees are paid labor rates related to federal and state minimum wage laws. We have exposure to rising construction costs, which may impact our actual cost to develop new restaurants. Although the cost of restaurant construction will not impact significantly the operating results of the restaurant, it would impact the return on investment for such restaurant.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2007. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. The following risk factors are the only material changes to the risk factors included in our most recent Form 10-K.
New Risk Factors
We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.
We hold investments in auction rate securities which are secured by student loans. While the maturity dates of our auction rate securities range from 2029 to 2046, the liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The recent uncertainties in the credit markets have adversely affected the auction market for these types of securities and auctions for these securities have failed to settle on their respective settlement dates. Consequently, our investments in auction rate securities are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, the issuer refinances the underlying debt, or a buyer is found outside of the auction process.

Estimating the fair value of auction rate securities requires numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, credit ratings, and other relevant factors. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if our securities experience credit rating downgrades or changes in the rates of default on the underlying assets, we may incur additional impairment on our auction rate securities portfolio.
Although we currently have the intent to hold these investments until a recovery of the auction process, if the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.
Our stockholders’ rights plan may adversely affect existing stockholders.
On May 27, 2008, we adopted a stockholder rights plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record on May 28, 2008. Each right entitles stockholders to purchase one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at a price of $55 per one one-thousandth of a share. The rights expire on the earlier of May 28, 2011 or May 31, 2009 if our stockholders have not approved the adoption of the corresponding rights agreement by that date, unless the rights are earlier redeemed or exchanged by us.
In general, subject to certain limited exceptions, the stock purchase rights become exercisable when a person or group acquires 20% or more of our common stock or a tender offer or exchange offer for 20% or more of our common stock is announced or commenced. After any such event, each right will entitle its holder to purchase, at the right’s then-current exercise price, a number of shares of our common stock having a market value of twice the exercise price. The rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors.
Updated and Revised Risk Factors
A decline in visitors to any of the retail centers, shopping malls, or entertainment centers where our restaurants are located could negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.
Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, lifestyle centers, and entertainment centers. We depend on high visitor rates at these centers to attract guests to our restaurants. If visitor rates to these centers decline due to economic or political conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, higher frequency of online shopping, changes in discretionary consumer spending, increasing gasoline prices, or otherwise, our unit volumes could decline and adversely affect our results of operations, including recording an impairment charge for restaurants that are performing below expectations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table sets forth our share repurchases of common stock during each month in the three months ended June 30, 2008.

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Month	Purchased	per Share	Plans or Programs (1)	Plans or Programs (2)
April 1 – April 30, 2008	—	$—	—	600,000

May 1 – May 31, 2008	76,435	8.73	76,435	523,565

June 1 – June 30, 2008	39,765	8.35	39,765	483,800

Total	116,200		116,200

(1)	During April 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of our common stock in the open market at prevailing market prices. The authorization does not have an expiration date and it does not require us to purchase a specific number of shares. No shares were repurchased other than through our publicly announced repurchase program during the three months ended June 30, 2008.

(2)	Repurchases are subject to prevailing market prices and may be made in open market transactions. There can be no assurance that we will repurchase all of the shares authorized under the stock repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 1, 2008. The following items were voted on by our stockholders:

		Withheld/
	For	Against
1. Election of Class III members of our Board of Directors for a term expiring in 2011:
Kent D. Carlson	4,571,746	177,901
Richard J. Hauser	4,427,161	322,486
W. Kirk Patterson	4,571,243	178,404

	For	Against	Abstain

2. Proposal to approve the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008	4,734,639	8,011	6,997
Item 5. Other Information
None

Item 6. Exhibits
(a) Exhibits
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)

3.3	Amended and Restated Bylaws of Kona Grill, Inc. (2)

3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (4)

4.1	Form of Common Stock Certificate (3)

4.2	Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)

4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)

4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)

4.5	Rights Agreement, dated May 27, 2008 between Kona Grill, Inc. and Continental Stock Transfer & Trust, as rights agent (4)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

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
Date: August 14, 2008

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