Form 10-Q
period 2008-09-30
KONA GRILL INC
filed 2008-11-07
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐ No ☑
As of October 31, 2008, there were 6,501,870 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,613	$4,991
Investments	367	14,188
Receivables	3,051	1,096
Other current assets	1,481	1,393

Total current assets	7,512	21,668
Long-term investments	5,971	—
Other assets	573	495
Property and equipment, net	53,665	47,311

Total assets	$67,721	$69,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,050	$3,324
Accrued expenses	4,289	4,025
Current portion of notes payable	703	663

Total current liabilities	10,042	8,012
Notes payable	1,504	2,037
Deferred rent	16,006	12,994

Total liabilities	27,552	23,043

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 6,618,070 and 6,608,078 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	66	66
Additional paid-in capital	53,540	53,071
Treasury stock, at cost, 116,200 shares and zero shares at September 30, 2008 and December 31, 2007, respectively	(1,000)	—
Accumulated deficit	(11,808)	(6,706)
Accumulated other comprehensive loss	(629)	—

Total stockholders’ equity	40,169	46,431

Total liabilities and stockholders’ equity	$67,721	$69,474

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Restaurant sales	$19,454	$18,652	$57,242	$52,064
Costs and expenses:
Cost of sales	5,254	5,166	15,816	14,700
Labor	6,496	5,581	19,003	15,942
Occupancy	1,260	1,153	3,760	3,313
Restaurant operating expenses	2,978	2,514	8,468	7,084
General and administrative	2,079	1,885	5,957	5,486
Preopening expense	471	367	1,190	1,205
Depreciation and amortization	1,656	1,394	4,806	3,980

Total costs and expenses	20,194	18,060	59,000	51,710

(Loss) income from operations	(740)	592	(1,758)	354
Nonoperating income (expense):
Interest income	62	140	371	431
Interest expense	—	(37)	(51)	(79)

(Loss) income from continuing operations before provision for income taxes	(678)	695	(1,438)	706
Provision for income taxes	55	74	205	147

(Loss) income from continuing operations	(733)	621	(1,643)	559
Loss from discontinued operations, net of tax	(3,161)	(177)	(3,459)	(345)

Net (loss) income	$(3,894)	$444	$(5,102)	$214

Net (loss) income per share — Basic:
Continuing operations	$(0.11)	$0.11	$(0.25)	$0.10
Loss from discontinued operations, net of tax	(0.49)	(0.03)	(0.53)	(0.06)

Net (loss) income	$(0.60)	$0.08	$(0.78)	$0.04

Net (loss) income per share — Diluted:
Continuing operations	$(0.11)	$0.10	$(0.25)	$0.09
Loss from discontinued operations, net of tax	(0.49)	(0.03)	(0.53)	(0.06)

Net (loss) income	$(0.60)	$0.07	$(0.78)	$0.03

Weighted average shares used in computation:
Basic	6,498	5,891	6,557	5,870

Diluted	6,498	6,238	6,557	6,231

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2008	2007
Operating activities
Net (loss) income	$(5,102)	$214
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,063	4,252
Stock-based compensation expense	403	451
Asset impairment charge in discontinued operations	2,158	—
Tax benefit on exercise of stock options	—	5
Change in operating assets and liabilities:
Receivables	(1,955)	326
Other current assets	(88)	(692)
Accounts payable	667	(952)
Accrued expenses	264	634
Deferred rent	3,012	286

Net cash provided by operating activities	4,422	4,524

Investing activities
Purchase of property and equipment	(12,516)	(9,184)
Increase in other assets	(78)	(32)
Net proceeds on purchase and sale of investments	7,221	5,671

Net cash used in investing activities	(5,373)	(3,545)

Financing activities
Repayments of notes payable	(493)	(456)
Purchase of treasury stock	(1,000)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	66	241

Net cash used in financing activities	(1,427)	(215)

Net (decrease) increase in cash and cash equivalents	(2,378)	764
Cash and cash equivalents at the beginning of the period	4,991	1,934

Cash and cash equivalents at the end of the period	$2,613	$2,698

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$51	$79

Noncash investing activities
Increase (decrease) in accounts payable related to property and equipment	$1,059	$(1,648)
See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation and Significant Accounting Policies
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 18 restaurants in 11 states throughout the United States.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a maturity of 90 days or less when acquired. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction. Under our asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $1,746,000 and $1,013,000 were included in accounts payable as of September 30, 2008 and December 31, 2007, respectively.
Recent Accounting Pronouncements
Effective January 1, 2008, we adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 4 for further discussion of fair value measurements.
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
On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“SFAS 157-3”) that clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of September 30, 2008. The Company has considered the guidance provided by SFAS 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material.

2. Discontinued Operations
On September 13, 2008, we closed our Naples, Florida restaurant to focus more on the profitable locations and position our concept to generate profit from operations. As a result of the closure, we recorded long-lived asset impairment charges of $2,158,000 as well as ongoing contractual lease obligations, restaurant-level closing costs, and employee termination benefits, net of deferred costs, of approximately $760,000 during the third quarter of 2008. Contractual lease obligations associated with the Naples’ closure are included in deferred rent on our accompanying consolidated balance sheets.
We determined that the closure met the criteria for classification as a discontinued operation as of September 30, 2008. Accordingly, all impairment charges and exit costs, along with the sales, costs and expenses and income taxes attributable to this restaurant have been aggregated within “loss from discontinued operations, net of tax” on our consolidated statements of operations for all periods presented. Loss from discontinued operations, net of tax on our accompanying consolidated statements of operations is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restaurant sales	$340	$558	$1,531	$2,135

Loss from discontinued operations before income tax benefit	$(3,186)	$(191)	$(3,534)	$(387)
Income tax benefit	25	14	75	42

Loss from discontinued operations, net of tax	$(3,161)	$(177)	$(3,459)	$(345)

3. Investments
The following is a summary of available-for-sale securities (in thousands):

		Gross
	Adjusted	Unrealized
	Cost	Losses	Fair Value
September 30, 2008
Short-term investments:
Certificates of deposit	$367	$—	$367
Long-term investments:
Auction rate securities	6,600	(629)	5,971

Total investments	$6,967	$(629)	$6,338

December 31, 2007
Short-term investments:
Auction rate securities	$8,650	$—	$8,650
Corporate debt securities	5,538	—	5,538

Total investments	$14,188	$—	$14,188

As of September 30, 2008, our investment portfolio included auction rate securities with a par value of $6.6 million. These securities are primarily AAA rated long term debt obligations secured by student loans, of which approximately $6.0 million or 90% of the par value is guaranteed by the federal government under the Federal Family Education Loan Program. In addition, one of the securities not fully comprised of federal government guaranteed loans is AA rated, but has an insurance policy guaranteeing both the principal and accrued interest. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The recent uncertainties in the credit markets have adversely affected the auction market for these types of securities and auctions for these securities have failed to settle on their respective settlement dates. As of September 30, 2008, we classified our auction rate securities as long-term investments on our consolidated balance sheet due to the expected timing of when these securities can be settled at par value. See Note 11 for discussion of the settlement agreement with our investment provider.

Typically the fair value of auction rate securities approximated par value due to the frequent resets through the auction process. We continue to earn interest on our auction rate securities with current yields of approximately 2.8% as of September 30, 2008. As a result of the liquidity issues experienced in the credit markets, all of our auction rate securities have experienced failed auctions since February 2008 and therefore do not currently have a readily determinable market value. We estimated the fair value of our auction rate securities using valuation models provided by third parties. The assumptions used in the models included assessments of the following: (i) collateralization underlying each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii); the creditworthiness of the counterparty; and (iv) the current illiquidity of the investments. Based on these valuation models, we estimated the fair value of our auction rate securities to be $6.0 million as of September 30, 2008. As a result, we recorded an unrealized loss of $0.6 million for the nine months ended September 30, 2008.
We review our investments in accordance with FASB Staff Position SFAS No. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, to determine the classification of the impairment as temporary or other-than-temporary. A temporary impairment charge results in an unrealized loss being recorded in the other comprehensive loss component of stockholders’ equity. Such an unrealized loss does not affect net loss for the applicable accounting period. An other-than-temporary impairment charge is recorded as a realized loss in the consolidated statement of operations and increases net loss for the applicable accounting period. The determination of whether the impairment is temporary or other-than-temporary requires significant judgment. The differentiating factors between temporary and other-than-temporary impairment are primarily the length of time and the extent to which the market value has been less than cost, the financial condition and near-term prospects of the issuer and our intent and ability to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. We do not consider our investments in auction rate securities to be other-than-temporarily impaired at September 30, 2008.
4. Fair Value Measurements
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
Our short-term investments represent fixed income securities that are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model (see Note 3). The following table presents information about our assets measured at fair value on a recurring basis at September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value (in thousands).

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Certificates of deposit	$367	$—	$—	$367
Auction rate securities	—	—	5,971	5,971

	$367	$—	$5,971	$6,338

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

Fair Value Measurements of
Assets Using Level 3 Inputs
Long-term Investments
Balance at December 31, 2007	$—
Transfer to Level 3	8,650
Total gains or losses (realized and unrealized)
Included in earnings	—
Included in other comprehensive loss	(629)
Net settlements	(2,050)

Balance at September 30, 2008	$5,971

5. Net (Loss) Income Per Share
Basic net (loss) income is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Numerator:
(Loss) income from continuing operations	$(733)	$621	$(1,643)	$559
Loss from discontinued operations	(3,161)	(177)	(3,459)	(345)

Net (loss) income	$(3,894)	$444	$(5,102)	$214

Denominator:
Weighted average shares — Basic	6,498	5,891	6,557	5,870
Effect of dilutive stock options and warrants	—	347	—	361

Weighted average shares — Diluted	6,498	6,238	6,557	6,231

Basic net (loss) income per share:
(Loss) income from continuing operations	$(0.11)	$0.11	$(0.25)	$0.10
Loss from discontinued operations	(0.49)	(0.03)	(0.53)	(0.06)

Net (loss) income	$(0.60)	$0.08	$(0.78)	$0.04

Diluted net (loss) income per share:
(Loss) income from continuing operations	$(0.11)	$0.10	$(0.25)	$0.09
Loss from discontinued operations	(0.49)	(0.03)	(0.53)	(0.06)

Net (loss) income	$(0.60)	$0.07	$(0.78)	$0.03

For the three and nine months ended September 30, 2008, there were approximately 1,025,000 stock options and warrants outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2007, there were approximately 170,000 stock options and warrants outstanding that were excluded from the dilutive earnings per share calculation for the same reason.

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Accrued payroll	$1,611	$1,358
Business and income taxes	635	629
Sales taxes	539	517
Gift cards	362	533
Accrued occupancy	249	227
Other	893	761

	$4,289	$4,025

7. Stock-Based Compensation
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. A total of 1,075,000 shares of common stock have been reserved for issuance under our plans of which 17,521 shares were available for grant as of September 30, 2008. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options generally vest 25 percent each year over a four-year period, while annual recurring awards for non-employee director options vest 25 percent each quarter over a one-year period.
The fair value of stock options granted during the three and nine month periods ended September 30, 2008 and 2007 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	38.7%	33.1%	36.0%	33.8%
Risk-free interest rate	2.6%	4.8%	2.5%	4.8%
Expected option life (in years)	4.0	4.0	3.7	3.9
Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average fair value per option granted	$2.21	$6.03	$3.42	$6.26
The following table summarizes activity under our stock award plans for the nine months ended September 30, 2008:

			Weighted Average
	Shares Under	Weighted Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2007	655,439	$12.59
Granted	185,417	11.24
Forfeited	(13,700)	10.21
Exercised	(2,000)	6.00

Outstanding options at September 30, 2008	825,156	$12.34	3.8 years	$77,000

Exercisable at September 30, 2008	518,989	$11.26	3.8 years	$77,000

We recognized stock-based compensation expense of $138,000 and $110,000 during the three months ended September 30, 2008 and 2007, respectively, and $403,000 and $451,000 during the nine months ended September 30, 2008 and 2007, respectively. The intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was approximately $6,000 and $200,000, respectively. As of September 30, 2008, there was approximately $962,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.5 years.
8. Comprehensive (Loss) Income
Comprehensive (loss) income is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net (loss) income and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) income	$(3,894)	$444	$(5,102)	$214
Net unrealized (losses) gains on available-for-sale securities	(171)	—	(629)	1

Total comprehensive (loss) income	$(4,065)	$444	$(5,731)	$215

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
11. Subsequent Events
In October 2008, we received a settlement offer (the “Offer”) from UBS AG (“UBS”), one of our investment providers, to sell at par value auction-rate securities originally purchased from UBS (approximately $6.6 million) at anytime during a two-year period beginning June 30, 2010. The Offer is non-transferable and expires on November 14, 2008. We accepted the terms of the Offer and are in the process of determining the impact of the settlement on our consolidated financial statements.

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
Overview
We currently own and operate 18 restaurants located in 11 states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is mostly standardized for all of our restaurants allowing us to deliver consistent quality meals. We believe that our vast menu and generous portions offers our guests an attractive price-value proposition.
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
As of September 13, 2008, we closed our restaurant in Naples, Florida to focus more on our profitable locations. As a result, we classified the Naples’ restaurant operations as a discontinued operation in our consolidated financial statements. We recorded asset impairment and closure related costs of approximately $2.9 million during the three and nine months ended September 30, 2008.
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
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restaurant sales growth	4.3%	35.0%	9.9%	45.1%
Same-store sales percentage change (1)	(10.3)%	4.9%	(6.4)%	4.0%
Average weekly sales — comparable restaurant base (2)	$84,888	$94,659	$86,006	$91,919
Average weekly sales — non-comparable restaurant base (3)	$78,933	$90,739	$75,331	$84,200
Average unit volume (in thousands) (4)	$1,095	$1,235	$3,287	$3,687
Sales per square foot (4)	$156	$176	$467	$525
Restaurant operating profit (in thousands) (5)	$3,466	$4,238	$10,195	$11,025
Restaurant operating profit as a percentage of sales (5)	17.8%	22.7%	17.8%	21.2%

(1)	Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to (loss) income from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and reconciliation to (loss) income from operations, the most comparable GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Restaurant sales	$19,454	$18,652	$57,242	$52,064
Costs and expenses:
Cost of sales	5,254	5,166	15,816	14,700
Labor	6,496	5,581	19,003	15,942
Occupancy	1,260	1,153	3,760	3,313
Restaurant operating expenses	2,978	2,514	8,468	7,084

Restaurant operating profit	3,466	4,238	10,195	11,025

Deduct — other costs and expenses
General and administrative	2,079	1,885	5,957	5,486
Preopening expense	471	367	1,190	1,205
Depreciation and amortization	1,656	1,394	4,806	3,980

(Loss) income from operations	$(740)	$592	$(1,758)	$354

	Percentage of		Percentage of
	Restaurant Sales		Restaurant Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.0	27.7	27.6	28.2
Labor	33.4	29.9	33.2	30.6
Occupancy	6.5	6.2	6.6	6.4
Restaurant operating expenses	15.3	13.5	14.8	13.6

Restaurant operating profit	17.8	22.7	17.8	21.2

Deduct — other costs and expenses
General and administrative	10.7	10.1	10.4	10.5
Preopening expense	2.4	2.0	2.1	2.3
Depreciation and amortization	8.5	7.5	8.4	7.6

(Loss) income from operations	(3.8)%	3.2%	(3.1)%	0.7%

Certain percentage amounts do not sum to total due to rounding.

	Nine Months Ended	Year Ended
	September 30, 2008	December 31, 2007
Store Growth Activity
Beginning Restaurants	18	14
Openings	1	4
Closings	(1)	—

Total	18	18

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.0	27.7	27.6	28.2
Labor	33.4	29.9	33.2	30.6
Occupancy	6.5	6.2	6.6	6.4
Restaurant operating expenses	15.3	13.5	14.8	13.6
General and administrative	10.7	10.1	10.4	10.5
Preopening expense	2.4	2.0	2.1	2.3
Depreciation and amortization	8.5	7.5	8.4	7.6

Total costs and expenses	103.8	96.8	103.1	99.3

(Loss) income from operations	(3.8)	3.2	(3.1)	0.7
Nonoperating income (expense):
Interest income	0.3	0.8	0.6	0.8
Interest expense	—	(0.2)	(0.1)	(0.2)

(Loss) income from continuing operations before provision for income taxes	(3.5)	3.7	(2.5)	1.4
Provision for income taxes	0.3	0.4	0.4	0.3

(Loss) income from continuing operations	(3.8)	3.3	(2.9)	1.1
Loss from discontinued operations, net of tax	(16.2)	(0.9)	(6.0)	(0.7)

Net (loss) income	(20.0)%	2.4%	(8.9)%	0.4%

Certain percentage amounts do not sum to total due to rounding.
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
Restaurant Sales. Restaurant sales increased by $0.8 million, or 4.3% to $19.5 million during the third quarter of 2008 from $18.7 million during the prior year period. The sales increase was primarily the result of restaurant sales associated with the opening of three new restaurants since November 2007, partially offset by an overall reduction in guest traffic at our existing restaurants attributed to the challenging macroeconomic factors affecting consumer spending in general. Higher menu pricing of approximately 3.0% was more than offset by reduced guest traffic at our comparable restaurants as same-store sales declined 10.3% during the third quarter of 2008. In particular, lower levels of guest traffic were experienced by our restaurants located in areas greatly affected by the housing crisis, including Arizona and Nevada. In addition, the fourth of July calendar shift, high summer Olympics viewership, and store closures due to hurricanes Gustav and Ike contributed to lower average weekly sales.
Cost of Sales. Cost of sales increased $0.1 million, or 1.7% to $5.3 million during the third quarter of 2008 from $5.2 million during the prior year period. Cost of sales as a percentage of restaurant sales decreased 0.7% to 27.0% during the third quarter of 2008 from 27.7% during the prior year period. Cost of sales during the third quarter of 2008 benefited from increased purchasing efficiency and reduced waste resulting from our newly implemented automated food cost and inventory management system.

Labor. Labor costs for our restaurants increased $0.9 million, or 16.4% to $6.5 million during the third quarter of 2008 from $5.6 million during the prior year period. This increase was primarily due to the opening of three new restaurants since November 2007. Labor expenses as a percentage of restaurant sales increased 3.5% to 33.4% during the third quarter of 2008 from 29.9% during the third quarter of 2007. This increase was primarily the result of reduced leverage of fixed labor costs resulting from lower average sales volumes. In addition, higher average salaries to attract and retain qualified restaurant managers and federal and state minimum wage increases implemented during 2008 contributed to increased labor costs as a percentage of sales.
Occupancy. Occupancy expense increased by $0.1 million, or 9.3% to $1.3 million during the third quarter of 2008 from $1.2 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.3% to 6.5% during the third quarter of 2008 from 6.2% during the third quarter of 2007. Occupancy expense was favorably impacted by reduced percentage rent offset by decreased leverage of fixed costs from lower average weekly sales.
Restaurant Operating Expenses. Restaurant operating expenses increased by $0.5 million, or 18.5% to $3.0 million from $2.5 million during the third quarter of 2007. Restaurant operating expenses as a percentage of restaurant sales increased 1.8% to 15.3% during the third quarter of 2008 from 13.5% during the prior year period. During the third quarter of 2008, higher utilities costs, increased repair and maintenance costs primarily attributable to restaurant remodeling, as well as reduced leverage from lower average weekly sales contributed to the increase in restaurant operating expenses as a percentage of sales. We expect restaurant operating expenses as a percentage of sales to remain higher than prior periods throughout the remainder of the year as we continue to incur higher repair and maintenance costs from remodeling our older restaurants.
General and Administrative. General and administrative expenses increased by $0.2 million or 10.3% to $2.1 million during the third quarter of 2008 from $1.9 million during the third quarter of 2007. The $0.2 million increase is primarily attributable to the hiring of additional corporate personnel to support our growth and higher professional fees. General and administrative expenses as a percentage of restaurant sales increased 0.6% to 10.7% of restaurant sales during the third quarter of 2008 compared to 10.1% of restaurant sales during the prior year period.
Preopening Expense. Preopening expense increased $0.1 million to $0.5 million during the third quarter of 2008 compared to $0.4 million during the third quarter of 2007. The increase in preopening expense is attributable to the timing of new restaurant openings. Preopening expense for the third quarter of 2008 is primarily attributable to costs associated with the planned opening of three restaurants during the fourth quarter of 2008 compared to opening two restaurants during the fourth quarter of 2007.
Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million, or 18.8% to $1.7 million during the third quarter of 2008 from $1.4 million during the prior year period. The increase was primarily the result of additional depreciation and amortization from three restaurants opened since November 2007. Depreciation and amortization expense as a percentage of restaurant sales increased 1.0% to 8.5% during the third quarter of 2008 from 7.5% during the third quarter of 2007 reflecting reduced leverage of these fixed costs from lower average weekly sales.
Interest Income. Interest income decreased during the third quarter of 2008 due to lower average yields earned on our investments and lower average investment balances. Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense decreased during the third quarter of 2008 due to higher capitalized interest and lower average debt balances.
Provision for Income Taxes. During the third quarter of 2008, we recorded income taxes of $55,000 primarily for states in which income taxes are not calculated based upon net income compared to $74,000 during the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
Restaurant Sales. Restaurant sales increased by $5.2 million, or 9.9% to $57.2 million during the first nine months of 2008 from $52.0 million during the prior year period primarily attributed to restaurant sales generated from the opening of three new restaurants since November 2007, partially offset by overall traffic declines at our existing restaurants resulting from the challenging macroeconomic factors affecting the restaurant industry. Higher menu pricing of approximately 3.7% was more than offset by reduced guest traffic as comparable restaurant sales declined 6.4% during the first nine months of 2008.
Cost of Sales. Cost of sales increased by $1.1 million, or 7.6% to $15.8 million during the first nine months of 2008 from $14.7 million during the first nine months of 2007. Cost of sales as a percentage of restaurant sales decreased 0.6% to 27.6% during the first nine months of 2008 from 28.2% during the prior year period. Cost of sales during the first nine months of 2008 were positively affected by increased purchasing efficiency and reduced waste attributed to the rollout of an automated food cost and inventory management system. In addition, a 7.5% reduction in the number of operating weeks for restaurants open less than six months contributed to the decline in cost of sales as a percentage of restaurant sales. Cost of sales are typically higher during the first six months of operations for our new restaurants versus our mature restaurants as management teams become accustomed to predicting, managing, and servicing the sales volumes we expect at our restaurants.
Labor. Labor costs for our restaurants increased $3.1 million, or 19.2% to $19.0 million during the first nine months of 2008 from $15.9 million during the prior year period. The increase was primarily due to the opening of three new restaurants since November 2007. As a percentage of restaurant sales, labor costs increased 2.6% to 33.2% during the first nine months of 2008 from 30.6% during the first nine months of 2007. The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs resulting from lower average weekly sales. In addition, higher average salaries to attract and retain qualified restaurant managers and federal and state minimum wage increases implemented during 2008 contributed to increased labor costs as a percentage of sales.
Occupancy. Occupancy expense increased by $0.5 million, or 13.5% to $3.8 million during the first nine months of 2008 from $3.3 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.2% to 6.6% during the first nine months of 2008 from 6.4% during the first nine months of 2007. The increase reflects decreased leverage of these costs from lower average weekly sales, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $1.4 million, or 19.5% to $8.5 million during the first nine months of 2008 from $7.1 million during the first nine months of 2007. Restaurant operating expenses as a percentage of restaurant sales increased 1.2% to 14.8% during the first nine months of 2008 from 13.6% during the prior year period. During the first nine months of 2008, higher repair and maintenance, utilities, and training costs combined with reduced leverage of fixed operating costs resulting from lower average weekly sales contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased by $0.5 million, or 8.6% to $6.0 million during the first nine months of 2008 from $5.5 million during the first nine months of 2007. The increase is primarily attributable to planned investments in corporate personnel to support our growth, costs associated with our stockholder rights plan adopted in May 2008 and higher professional fees, partially offset by a reduction in incentive-based compensation. General and administrative expenses as a percentage of restaurant sales decreased 0.1% to 10.4% of restaurant sales during the first nine months of 2008 compared to 10.5% of restaurant sales during the prior year period. This decrease is primarily due to leverage of the fixed component of these expenses over a higher revenue base.
Preopening Expense. Preopening expense was flat at $1.2 million during both the first nine months of 2008 and 2007. Preopening expense for the first nine months of 2008 primarily relates to expenses associated with our Gilbert, Arizona restaurant and the planned opening of three additional restaurants during the fourth quarter of 2008. During the first nine months of 2007, preopening expense reflected costs associated with opening our Austin, Texas and Troy, Michigan restaurants and costs associated with the opening of two restaurants during the fourth quarter of 2007.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 20.7% to $4.8 million during the first nine months of 2008 from $4.0 million during the prior year period. The increase was primarily the result of additional depreciation and amortization from five restaurants opened since March 2007. Depreciation and amortization expense as a percentage of restaurant sales increased 0.8% to 8.4% during the first nine months of 2008 from 7.6% during the first nine months of 2007 reflecting decreased leverage from lower average weekly sales.
Interest Income. Interest income was essentially flat at $0.4 million during both the first nine months of 2008 and 2007. Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense decreased slightly due to lower average debt balances during the first nine months of 2008.
Provision for Income Taxes. During the first nine months of 2008, we recorded income taxes of $205,000 primarily for states in which income taxes are not calculated based upon net income compared to $147,000 during the first nine months of 2007.
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
Our future cash requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate market conditions, site locations, and the type of leases entered into. Based upon our current growth plan, we believe that our current cash flow and cash and investment balances coupled with anticipated cash flow generated from operations and proceeds from debt financing will provide sufficient funds to satisfy our working capital and capital expenditure requirements into 2009. However, if current conditions in the credit markets continue for a prolonged period, our longer-term financial flexibility could be impacted until other sources of capital are obtained.
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
Equipment Loans
As of September 30, 2008 we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $2.2 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2007.

Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2008	2007
Net cash provided by (used in):
Operating activities	$4,422	$4,524
Investing activities	(5,373)	(3,545)
Financing activities	(1,427)	(215)

Net (decrease) increase in cash and cash equivalents	$(2,378)	$764

Operating Activities. During the first nine months of 2008, net cash provided by operating activities was $4.4 million and exceeded our net loss by $9.5 million due principally to the effect of depreciation and amortization, non-cash asset impairment charges of $2.2 million, and deferred rent. During the first nine months of 2007, net cash provided by operating activities was $4.5 million principally as a result of an increase in operating income, depreciation and amortization, non-cash stock-based compensation, an increase in accrued expenses, and the receipt of tenant improvement allowances. This increase was partially offset by the timing of payments for accounts payable and an increase in other current assets.
Investing Activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments. Net cash used in investing activities was $5.4 million during the first nine months of 2008 reflecting $12.5 million primarily to fund construction at our Gilbert, Arizona restaurant and three additional restaurants scheduled to open during 2008 in West Palm Beach, Florida; Phoenix, Arizona; and Richmond, Virginia, as well as capital expenditures for existing restaurants and restaurants scheduled to open during 2009. This increase was partially offset by $7.2 million in proceeds from the sale of investments to fund this construction. Net cash used for investing activities was $3.5 million during the first nine months of 2007, reflecting $9.2 million for the funding of construction in progress at our Stamford, Connecticut and Baton Rouge, Louisiana restaurants and the purchase of property and equipment, the majority of which related to the opening of our Austin, Texas and Troy, Michigan restaurants. Investing activities also includes proceeds of $5.7 million from the sale of investments to fund this construction.
Financing Activities. Net cash used in financing activities was $1.4 million for the first nine months of 2008 principally consisting of the purchase of 116,200 shares of our common stock at a cost of $1.0 million and $0.5 million in principal payments on equipment loans. Net cash used in financing activities was $0.2 million for the first nine months of 2007 principally consisting of principal payments on equipment loans, partially offset by proceeds from the issuance of common stock from the exercise of stock options and warrants and stock issued under our employee stock purchase plan.
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

Investments
As of September 30, 2008, we had a total of $6.3 million in investments of which $6.0 million consisted of investments in auction rate securities. We account for our investments in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). SFAS 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all securities held by the Company are classified as available-for-sale and auction rate securities are classified as long-term investments. Our investments in auction rate securities are carried at fair value with impairment charges classified as temporary and reported as a separate component of stockholders’ equity in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities are included in interest income.
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
Investments
We are exposed to market risk primarily from fluctuations in interest rates on our investments and liquidity risk associated with the current financial market conditions. We held auction rate securities with a par value of $6.6 million as of September 30, 2008. These investments are classified as available-for-sale securities and are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on these investments and, therefore, impact our cash flows and results of operations. During the third quarter of 2008, the average interest rate earned on our investments was approximately 2.1%. A hypothetical 100 basis point decline in the interest rate earned on our investments would not have a significant impact on our results of operations. For a discussion on market risks for auction rate securities, including the Company’s methodology for estimating fair value, see Note 3 to the unaudited consolidated financial statements.
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
Not applicable.
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
We hold investments in auction rate securities which are secured by student loans. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The recent uncertainties in the credit markets have adversely affected the auction market for these types of securities and auctions for these securities have failed to settle on their respective settlement dates. Consequently, our investments in auction rate securities are not currently liquid and we will not be able to redeem these securities until a future auction of these investments is successful, the issuer refinances the underlying debt, or our investment provider purchases the securities pursuant to the settlement agreement discussed in Note 11.
Estimating the fair value of auction rate securities requires numerous assumptions such as assessments of the underlying structure of each security, expected cash flows, credit ratings, and other relevant factors. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based upon market conditions and continued uncertainties in the credit markets. If these uncertainties continue or if our securities experience credit rating downgrades or changes in the rates of default on the underlying assets, we may incur additional impairment on our auction rate securities portfolio.

Although we currently have the intent and ability to hold these investments until we can redeem these securities at par value, if current market conditions deteriorate further, or if the anticipated settlement with our broker does not occur, we may be required to record additional unrealized losses in other comprehensive income (loss) or impairment charges in future quarters.
Recent disruptions in the capital and credit markets may adversely affect our business, including the availability and cost of funding, which could adversely affect our results of operations, cash flows, and financial condition.
Our growth strategy depends upon the capital markets to expand our operations. Recent disruptions in the capital and credit markets could adversely affect our ability to borrow money from banks or other potential lenders. Our access to funds under any potential credit facility will depend on the ability of the banks or other lenders to commit to lend funds to us. In the event we enter into a credit facility with banks or other lenders, those parties may not be able to meet their funding commitments to us if they experience shortages of capital or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.
Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, or failures of significant financial institutions could adversely affect our access to capital. Any long-term disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business can be arranged. Such measures could result in deferring capital expenditures or altering our growth strategy to reduce the opening of new restaurants.
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
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
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

Kona Grill, Inc.

/s/ Marcus E. Jundt Marcus E. Jundt Chairman of the Board, President, and Chief Executive Officer

/s/ Mark S. Robinow Mark S. Robinow Executive Vice President, Chief Financial Officer, and Secretary
(Principal Accounting and Financial Officer)
Date: November 3, 2008

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of Kona Grill, Inc. (2)
3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (4)
4.1	Form of Common Stock Certificate (3)
4.2	Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.5	Rights Agreement, dated May 27, 2008 between Kona Grill, Inc. and Continental Stock Transfer & Trust, as rights agent (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.