Form 10-K
period 2008-12-31
KONA GRILL INC
filed 2009-03-17
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2008, was $38,864,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 4, 2009, there were 6,511,991 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2008
Statements Regarding Forward-Looking Statements
The statements contained in this report on Form 10-K that are not purely historical are forward-looking statements within the meaning of applicable securities laws. Forward-looking statements include statements regarding our “expectations,” “anticipation,” “intentions,” “beliefs,” or “strategies” regarding the future. Forward-looking statements relating to our future economic performance, plans and objectives for future operations, and projections of sales and other financial items are based on our beliefs as well as assumptions made by and information currently available to us. Actual results could differ materially from those currently anticipated as a result of a number of factors, including those discussed in Item 1A, “Risk Factors.”

PART I
Item 1. Business
Overview
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates 21 upscale casual dining restaurants in 13 states. Kona Grill restaurants offer freshly prepared food, personalized service, and a contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of award-winning sushi. Our menu items also incorporate over 40 signature sauces and dressings that we make from scratch, creating broad based appeal for the lifestyle and taste trends of a diverse group of guests. Our diverse menu offerings are complemented by a full service bar offering a broad assortment of wines, specialty drinks, and beers. Our menu is mostly standardized for all of our restaurants allowing us to deliver consistent, high quality meals.
Our restaurants accommodate a range of approximately 260 to 300 guests and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to appeal and encourage repeat visits from regular guests. We locate our restaurants in high-activity areas such as retail centers, shopping malls, and lifestyle centers that are situated near commercial office space and residential housing to attract guests throughout the day. Our restaurants are designed to satisfy our guests’ dining preferences during lunch, dinner, and non-peak periods such as late afternoon and late night.
We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States. Our primary growth objective is to gradually expand the Kona Grill concept in selected markets over the next several years. Accordingly, we intend to continue developing Kona Grill restaurants in high quality, densely populated areas in both new and existing markets. We plan to open four restaurants during 2009 as we continue to expand our national presence. Scheduled openings include new markets such as Richmond, Virginia which opened in January 2009; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida.
We believe that our vast array of menu offerings and generous portions combined with an estimated average check per guest during 2008 of approximately $24.00 offers our guests an attractive price-value proposition. This value proposition, coupled with our multiple daypart model and exceptional service, have created an attractive business model. Furthermore, our restaurant model provides us with considerable growth opportunities to expand the Kona Grill concept. We believe our concept has the potential for over 100 restaurants nationwide.
Our executive offices are located at 7150 East Camelback Road, Suite 220, Scottsdale, Arizona 85251, and our telephone number is (480) 922-8100. Our website is located at www.konagrill.com. Through our website, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statements, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file these reports with the Securities and Exchange Commission. We also post on our website the charters of our Audit, Compensation, and Nominating Committees; our Code of Business Conduct and Ethics and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.
Our History
Our predecessor concept was a sushi restaurant that commenced operations during 1994. As our guests frequently requested additional selection and diversity in our menu offerings, we developed a successor restaurant concept offering sushi plus innovative menu selections with mainstream appeal that became Kona Grill. We opened the first Kona Grill restaurant in Scottsdale, Arizona during 1998. We sold the predecessor restaurant during 2002 to focus our efforts on growing the Kona Grill concept.

Competitive Strengths
The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:
•
Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared food that includes a diverse selection of mainstream American selections, a variety of appetizers and entrees with an international influence, and award-winning sushi to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 proprietary sauces and dressings further differentiate our menu items while allowing our guests to experience new foods and flavors as well as share their everyday favorite choices with others. With an average check during 2008 of approximately $24.00 per guest ($16.50 per guest, excluding alcoholic beverages) we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our guests.

•
Distinctive Upscale Casual Dining Experience. Our upscale casual dining concept captures some of the best elements of fine dining including a variety of exceptional food, impeccable service, and an extensive wine and drink list, and combines them with more casual qualities, like a broad menu with attractive price points and a choice of environments to fit any dining occasion, enabling us to attract a broad guest demographic. Our innovative menu, personalized service, and contemporary restaurant design blend together to create our upscale casual dining experience. We design our restaurants with a unique layout and utilize modern, eye-catching design elements such as our signature saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral. Our multiple dining areas provide our guests with a number of distinct dining environments and atmospheres to satisfy a range of occasions or dining preferences. Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our unique upscale casual dining concept.

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

•
Multiple Daypart Model. Our appetizers, pizzas, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared by our guests, allowing them to dine with us during traditional lunch and dinner meal periods as well as in between customary dining periods such as in the late afternoon and late night. The lively ambiance of our patio and bar areas provides an energetic social forum for us to attract a younger professional clientele during these non-peak periods, as well as for all of our guests to enjoy before or after they dine with us. Our sushi bar provides another dining venue for our guests while offering a healthier, more adventuresome dining experience. We believe that our ability to attract and satisfy guests throughout the day distinguishes us from many other casual dining chains and helps us maximize sales and leverage our fixed operating costs.

•
Attractive Unit Economics. During 2008, the average unit volume of our restaurants open for at least 12 months was $4.3 million, or $608 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverage our fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for our new restaurants to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expenses. Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease. Our restaurant cash flow margin is one of the best in our industry and provides us with strong financial returns on this investment.

Growth Strategy
We believe that there are significant opportunities to grow our sales, expand our concept, and increase our brand awareness throughout the United States. The following sets forth the key elements of our growth strategy.
Pursue Disciplined Restaurant Growth
We adhere to a disciplined site selection process and intend to continue opening Kona Grill restaurants in both new and existing markets that meet our demographic, real estate, and investment criteria. In 2009, we plan to open all of our restaurants in new markets to continue to build awareness of our concept and to establish Kona Grill as a national upscale casual brand. In 2010 and beyond, we expect the rate of new unit expansion to slow if the cost of capital remains high and the availability of quality new restaurant sites is minimal. Our expansion plans do not involve any franchised restaurant operations.
We plan to pursue locations that will enable us to maximize the use of outdoor patio seating. We believe the location of our restaurants plays a key role in our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. We maintain a disciplined and controlled site selection process involving our management team and Board of Directors. Our site selection criteria for new restaurants includes locating our restaurants near high activity areas such as retail centers, shopping malls, urban power dining locations, lifestyle centers, and entertainment centers. In addition, we focus on areas that have above-average density and income populations, have high customer traffic throughout the day from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers.
Our growth strategy for developing new restaurants also includes expansion in existing markets. Operating multiple restaurants in existing markets enables us to leverage our brand equity and our training resources as well as gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we are well-known and we are able to utilize existing associates in new restaurants.
Grow Existing Restaurant Sales
Our goal for existing restaurants is to improve unit volumes through ongoing local marketing efforts designed to generate awareness and trial of our concept and increase the frequency of guest visits. During 2008, our comparable base restaurants, which include those units open for more than 18 months, declined 7.2% reflecting lower overall guest traffic as a result of the challenging macroeconomic environment. We expect same-store sales to improve as the U.S. economy recovers from the current economic downturn.
We intend to continue to evaluate operational initiatives designed to increase sales at our restaurants. For example, we enclosed certain of our patios in cooler climate locations to permit the use of our patio year round and increase restaurant sales. We also design certain of our restaurants with adaptable modules to provide reconfigurable private dining rooms when needed, which will provide us flexibility to book private parties and special events. We believe by emphasizing operating in multiple dayparts, we are able to increase sales and leverage both development and fixed operating costs by operating during a greater number of hours during any given day. We also have developed a Sunday brunch menu and weekday lunch menu to drive guest traffic throughout each week. In addition, we utilize advertising or marketing programs to promote our restaurants. We believe we can generate additional sales through these programs at a reasonable expense per restaurant.
Leverage Depth of Existing Corporate Infrastructure
We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the United States. During 2008, we continued to make strategic investments in our corporate infrastructure by implementing information systems and establishing financial controls to minimize risks associated with our current growth strategy. As we continue to realize the benefits of our growth, we believe that we will be able to leverage our investments in corporate systems and realize benefits from the increasing sales volume that our company generates.

Unit Economics
On average, we target a 35% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We target our restaurants to achieve average annual unit volume of $4.5 million following 24 months of operations, or sales per square foot of approximately $660 based on our prototype restaurant of 6,800 square feet. During 2008, the average unit volume of our restaurants open at least 36 months was $4.5 million, or $642 per square foot. The cash-based performance target for our restaurant operations do not consider field supervision and corporate support expenses; exclude non-cash items such as depreciation and amortization; and do not represent a targeted return on investment in our common stock.
Our investment costs for new restaurants vary significantly depending upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million.
We believe our high average unit volume helps us attract high-quality employees, leverages our fixed costs, and makes us a desirable tenant for landlords. In addition, our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2008.
2008 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)

Lunch (Open to 3:00 p.m.)	$17,934	24%
Dinner (5 p.m. to 9 p.m.)	40,211	53%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	17,670	23%

Total All Day	$75,815	100%

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
Our menu features a selection of appetizers, soups, salads, pizzas, sandwiches, noodle dishes, signature entrees, and desserts. We round out our menu with over 90 hand-made award-winning sushi choices. Our appetizers include socially interactive items that can be eaten individually or easily shared amongst guests such as our Chicken Satay, Kahuna Sliders and Sweet and Spicy Shrimp. Our signature entrees feature our various sauces and offer guests generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with our special shoyu-cream sauce accompanied by wok-tossed vegetables and white cheddar mashed potatoes. Other favorites include our miso sake marinaded Baked Seabass served with shrimp and pork fried rice and Szechwan beans and our Pan-Seared Ahi Tuna served over steamed white rice with a sweet-chili sauce accompanied by sautéed baby bok choy.
We are also known for our broad assortment of sushi that includes traditional favorites as well as distinct specialty items such as our Seven-Spice Tuna Sashimi Salad made with tuna sashimi, cucumber, smelt roe, and sprouts with motoyaki sauce, or our Salmon Wasabi Sashimi topped with fresh wasabi root and red onions and served with cucumber salad and ponzu sauce. We have designed our sushi menu with a combination of both straight-forward and unintimidating selections such as our California Roll as well as more sophisticated items such as our Spider Roll made with soft shell crab, avocado, and cucumber wrapped in seaweed and soy paper and served with eel sauce. Our menu, coupled with our sushi selections, offers ample choices for health conscious guests, which the National Restaurant Association expects will continue to be a point of focus in the future.

Each of our restaurants has a dedicated kitchen staff member, whom we refer to as our saucier, to oversee the preparation of our more than 40 unique sauces and dressings that are made fresh from scratch using only high-quality ingredients and fresh products. Each sauce is designed according to a proprietary recipe for a specific menu item and includes unique flavors and combinations such as our Honey Cilantro, Pineapple-Chipotle, and Spicy Aioli dipping sauces, and our Sesame-Soy and Honey-Balsamic Vinaigrette dressings. We believe that our distinctive sauces and dressings provide a unique flavor profile, which further distinguishes Kona Grill from its competitors. Our flavorful sauces and dressings also enhance our guests’ overall dining experience by allowing them to not only experience new tastes but to also share their favorite sauces with others, helping to create customer loyalty and a socially interactive dining experience.
The versatility of our menu enables us to provide guests with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods as well as to serve guests for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. Furthermore, each restaurant offers a separate children’s menu with selections appealing to our youngest guests.
Menu prices range from $3.95 to $10.25 for appetizers and soups, $5.95 to $11.50 for salads, $8.25 to $30.95 for sandwiches and lunch entrees, $9.50 to $30.95 for dinner entrees, and $4.00 to $32.00 for our sushi selections ranging from a single sushi item up to our assorted 18-piece Sashimi Platter. During 2008, our estimated average check per guest was approximately $24.00. Based upon our innovative high-quality recipes, generous portions, and flexible price points we believe we provide our guests exceptional value that allows us to attract a diverse customer base and increase the frequency of dining visits to our upscale casual restaurants.
We provide a uniform menu in all of our restaurants and do not feature daily specials, allowing us to deliver consistent, high-quality food at every location. We review our menu regularly and consider enhancements to existing items or the introduction of new items based on customer feedback, which helps assure that we are meeting the needs of our guests.
Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 50 selections of wines by the glass or bottle, and a broad selection of liquors and specialty cocktail drinks. During our weekday happy hour (3 p.m. to 7 p.m.) and reverse happy hour (9 p.m. to 11 p.m.) we offer discounts on selected food and alcoholic beverage items. Alcoholic beverage sales represented approximately 32% of our total restaurant sales during 2008.
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

We showcase our signature saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral in each of our restaurants. Our bars are made of granite and compliment our mahogany finishes to enhance our contemporary design. We use a variety of directional lighting, featuring shiitake mushroom-shaped ceiling lights, to deliver a warm glow throughout our restaurants and we adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the choice of television programming in our bar and patio areas. Our exhibition-style kitchens are brightly lit to display our kitchen staff at work. Our covered outdoor patio areas seat an average of 60 guests. We utilize heaters suspended from our roof structure to allow us to maximize the use of our patios throughout most of the year while avoiding obtrusive heating mechanisms that could detract from our upscale ambiance. We have enclosed the patio areas in certain of our colder climate locations allowing guests to utilize the patio area throughout the year.
The exterior of our restaurants typically employ cultured stone and slate to create a highly visible and attractive restaurant. We landscape our restaurants where appropriate and vary the exterior design to coordinate with the surrounding area. We use accent lighting on trees and directional lighting on our buildings to further increase the visual appeal of our restaurants.
Food Preparation, Quality Control, and Purchasing
We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect our food products throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel. Our restaurant general managers and executive chefs receive a minimum of three months of training while our other restaurant and kitchen managers receive between two to four months of training, as required. We have an annual recertification training and all employees receive an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants.
We are committed to purchasing high-quality ingredients for our restaurants while managing our costs. We use only the freshest ingredients and, as a result, we maintain only modest inventories. We also have a nonexclusive contract with U.S. Foodservice, a national food distributor, to be the primary supplier of our food. We have arrangements with local produce distributors and specialty food suppliers who provide high-quality ingredients and perishable food products. We believe that competitively priced alternative distribution sources are available should those channels be necessary. We source all of our products and supplies with reputable and high-quality providers that are capable of providing consistent, reliable distribution to all of our stores.
Our goal is to maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products, and supplies, while maintaining the highest quality. Our corporate purchasing manager coordinates our national supply contracts, negotiates prices for our food supply throughout all of our restaurants, monitors quality control and consistency of the food supplied to our restaurants, and oversees delivery of food on a nationwide basis. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, we implemented an automated food cost and inventory system to assist each restaurant’s kitchen manager in determining daily order requirements for food ingredients, products, and supplies. The kitchen manager orders accordingly from our approved suppliers, and all deliveries are inspected to assure that the items received meet our quality specifications and negotiated prices.

Expansion Strategy and Site Selection
We believe the locations of our restaurants are critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Our restaurant expansion strategy focuses primarily on penetrating new markets in major metropolitan areas throughout the United States, as well as further penetrating existing markets. In general, we prefer to open our restaurants in high-profile sites within specific trade areas with the following considerations:
•	suitable demographic characteristics, including residential and commercial population density and above-average household incomes;
•	visibility;
•	high traffic patterns;
•	general accessibility;
•	availability of suitable parking;
•	proximity of shopping areas and office parks;
•	degree of competition and the revenue level of those competitors within the trade area; and
•	general availability of restaurant-level employees.
These sites generally include high-volume retail centers, regional malls, lifestyle and entertainment centers, and urban power dining locations.
We thoroughly analyze each prospective site before presenting the site to our Real Estate Committee, currently comprised of members of the Board of Directors, for review. Prior to committing to a restaurant site and signing a lease, at least three members of our senior management team and our Board of Directors visit the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria.
We lease all of our restaurant sites under lease terms that vary by restaurant; however, we generally lease space (freestanding or in-line) for 10 to 20 years and negotiate at least two five-year renewal options. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent rent based on restaurant sales. We are also generally responsible for our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related expenses.
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
Restaurant Operations
Executive and Restaurant Management
Our executive management team continually monitors restaurant operations, inspects individual restaurants to assure the quality of products and services and the maintenance of facilities, institutes procedures to enhance efficiency and reduce costs, and provides centralized support systems. Our interim chief operating officer has primary responsibility for managing our restaurants and participates in analyzing restaurant-level performance and strategic planning. We currently employ three district managers who report directly to our interim chief operating officer and who are each responsible for overseeing the restaurants in a specific region. The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and systems to enhance the efficiency of our operations. As we expand our operations, we expect to hire additional district managers who will each oversee 8 to 10 restaurants. In addition, our executive team includes an executive chef and executive sushi chef who help educate, coach, and develop kitchen personnel, implement new systems to improve the efficiency of our kitchen operations, and develop new menu offerings.

Our typical restaurant management team consists of a general manager, an assistant general manager, two front-of-the-house managers, a kitchen manager, an assistant kitchen manager, and a sushi kitchen manager. Our restaurants each employ approximately 100 non-management employees, many of whom work part-time. The general manager is responsible for the day-to-day operations of the restaurant, including the hiring, training, development of personnel, execution of local marketing programs, and operating results. The kitchen managers are responsible for overseeing the preparation of our menu and sushi items, maintaining product quality, and closely monitoring food costs and department labor costs. We also employ a kitchen staff member who is dedicated to the fresh preparation of our sauces and dressings.
Training
In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and ongoing training programs. Each restaurant general manager, assistant general manager, front-of-the-house manager, and kitchen and sushi manager completes a formal training program that is comprised of a mix of classroom and on-the-job instruction. Typical programs for general managers and executive chefs provide at least three months of training that may include a rotation to different restaurants throughout the country. Typical programs for other managers provide seven to ten weeks of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, the ingredients of our various menu items, and other key service protocols. In addition, our hourly staff go through a series of in-depth interactive training for their positions.
We implement these programs by hiring dedicated corporate personnel as well as designate high-performing existing restaurant personnel to assist in training. Our training personnel are involved in training for both new employees hired in anticipation of our new restaurant openings as well as for ongoing training in existing restaurants. When we open a new restaurant, we provide training to restaurant personnel in every position for several weeks prior to opening to assure the smooth and efficient operation of the restaurant from the first day it opens to the public. Prior to opening a new restaurant, certain of our newly-hired restaurant personnel are staffed in existing restaurants to learn the operational aspects of a Kona Grill and to obtain on the job instruction.
Recruitment and Retention
Our future growth and success is highly dependent upon our ability to attract, develop, and retain qualified individuals who are capable of successfully managing our high-volume, upscale casual restaurants. We believe that our unit volume, the image and atmosphere of the Kona Grill concept, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We offer our restaurant management personnel competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement. Furthermore, our general managers, assistant general managers, and kitchen managers share in a bonus tied to the overall profitability of their restaurant. We believe that our compensation package for managers and restaurant employees is comparable to those provided by other upscale casual restaurants. We believe our compensation policies help us attract quality personnel.
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

We utilize an integrated information system to manage the flow of information within each of our restaurants and between our restaurants and the corporate office. This system includes a customized Aloha point-of-sales (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, and produce a variety of management reports. Our information system is integrated with our financial reporting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.
We transmit electronically to the corporate office on a daily basis select information that we capture from the POS system. Our corporate information system enables senior management to monitor operating results with daily and weekly sales analysis, detailed labor and food cost information, and comparisons between actual and budgeted operating results.
We anticipate continually updating both our restaurant information systems and our corporate office information systems on an annual basis. In 2008, we completed the implementation of an automated food cost and inventory management system which allows us to better measure our product yields and product waste in our kitchens. Additionally, we implemented an online reservation system to enable our guests to make reservations quickly and efficiently through the internet. We believe our information systems to be secure and scalable as we continue to build our organization.
Advertising and Marketing
We have historically relied upon high-profile locations, local advertising, and word-of-mouth recommendations to attract and retain restaurant guests. Our ongoing advertising and marketing strategy consists of local outdoor billboards, radio and select print mediums, various public relations activities, direct mail, and word-of-mouth recommendations. We believe that word-of-mouth recommendations are a key component in driving guest trial and usage. During 2008, our marketing and advertising expenditures were $0.9 million, or 1.2% of restaurant sales. We expect to continue to invest a similar percentage of restaurant sales in marketing, branding and advertising efforts in the future, primarily in connection with driving comparable restaurant sales and supporting new restaurant openings.
We implement a coordinated public relations effort in conjunction with each new restaurant opening. Approximately 60 days before a scheduled restaurant opening, our public relations firm collaborates with the local media to publicize our restaurant and generate awareness of our brand. This effort is usually supplemented by radio, print advertisements, direct mail campaigns, and other marketing efforts, including hosting a high profile event for a local charity as part of our preopening practice activities that also serves to introduce our concept to the local market. In addition, we use our website, www.konagrill.com, to help increase our brand awareness as well as gift card sales.
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

Although we believe we compete favorably with respect to each of these factors, there are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenue, and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional economic and public safety conditions; demographic trends; weather conditions; the cost and availability of raw materials, labor, and energy; purchasing power; governmental regulations; and local competitive factors. Any change in these or other related factors could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concept over time to protect their longer-term competitiveness. Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for upscale, high volume restaurants.
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
We are subject to dram shop statutes in most of the states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations. Even though we carry liquor liability insurance, a judgment against us under a dram shop statute in excess of our liability coverage could have a material adverse effect on our operations.
Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. Some states have set minimum wage requirements higher than the current federal level. Specifically, Arizona, Colorado, Connecticut, Florida, Illinois, Michigan, Missouri, and Nevada where we currently operate 12 of our 21 restaurants have a minimum wage rate that is higher than the federal level. A significant number of hourly personnel at our restaurants are paid at rates related to state and federal minimum wage laws and, accordingly, state minimum wage increases effective at the beginning of 2009 and the next scheduled increase of the federal minimum wage in July 2009 will increase our labor costs. Increases in the minimum wage rate or the cost of workers’ compensation insurance, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our operating results. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

Employees
As of February 28, 2009, we employed approximately 1,910 people of whom approximately 1,877 worked in our restaurants and 33 were corporate management and staff personnel. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.
Executive Officers
The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Marcus E. Jundt	43	Chairman of the Board, President, and Chief Executive Officer
Mark S. Robinow	52	Executive Vice President, Chief Financial Officer, and Secretary
Mark L. Bartholomay	49	Interim Chief Operating Officer and Senior Vice President of Development
Marcus E. Jundt has served as our President and Chief Executive Officer since July 2006, as Chairman of the Board since March 2004, and as a director of our company since September 2000. Prior to joining our company, Mr. Jundt served as Vice Chairman and President of the investment advisory firm of Jundt Associates, Inc. During November 2007, a receiver was appointed to administer the assets of Jundt Associates, Inc. From November 1988 to March 1992, Mr. Jundt served as a research analyst for Victoria Investors covering the technology, health care, financial services, and consumer industries. From July 1987 until October 1988, Mr. Jundt served in various capacities on the floor of the Chicago Mercantile Exchange with Cargill Investor Services. Mr. Jundt also serves as a director of Acuo Technologies and Spineology, both private companies.
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
Mark L. Bartholomay has served as our Senior Vice President of Development since May 2007 and was appointed Interim Chief Operating Officer during November 2008. Mr. Bartholomay has over 13 years of experience in real estate development, construction, prototype design, operations, and finance. Mr. Bartholomay served as the Founder and Senior Partner of GBG Consulting, LLC, a private restaurant consulting firm, from July 2005 until May 2007. From July 2000 to June 2005, he served as Vice President of Business Development at Famous Dave’s of America, Inc., a publicly traded owner, operator, and franchisor of restaurants. Prior to that, Mr. Bartholomay served as Senior Vice President of International Development and Operations at Rainforest Cafe, Inc. Mr. Bartholomay served as a director of our company between January 2006 and May 2007.

Item 1A. Risk Factors
Risks Related to Our Business
We have a limited operating history and a limited number of restaurants upon which to evaluate our company, and you should not rely on our history as an indication of our future results.
We currently operate 21 restaurants, half of which have operated for less than three years. Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:
•	our ability to execute effectively our business strategy;

•	our ability to successfully select and secure sites for our Kona Grill concept;

•	the operating performance of new and existing restaurants;

•	competition in our markets;

•	consumer trends; and

•	changes in political or economic conditions.
Our average unit volume and same-store sales may not increase at rates achieved over recent periods. Two of our restaurants opened within the last three years have average unit volumes significantly below the average unit volume of our comparable restaurant base. In addition, we closed our restaurant in Naples, Florida in September 2008 due to low sales volume. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.
We have a history of losses and we may never achieve profitability.
We incurred net losses during each of the last four years. We forecast that we will incur net losses for at least the next year, and possibly longer. We expect that our expenses for the foreseeable future will increase in order to continue the development of new restaurants. We may find that these efforts are more expensive than we currently anticipate or that our expansion efforts do not result in proportionate increases in our sales, which would further increase our losses. We cannot predict whether we will be able to achieve profitability in the future.
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
We require near-term funding in order to satisfy certain of our current lease and construction obligations for planned new restaurant openings.
Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Our future cash requirements and the adequacy of available funds depends on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords, and the credit market environment. Based upon our current growth plan, our current cash and investment balances, coupled with anticipated cash flow generated from operations, will not be sufficient to fund planned new restaurant openings during 2009. We anticipate that we will require debt or equity financing in an amount not less than $3 million, inclusive of funds raised in the note and warrant offering completed during March 2009, in order to meet existing lease and construction obligations for planned new restaurants. If we are unable to secure such funding, we may be required to terminate existing leases or delay, scale back, or cease construction of our planned new restaurant facilities, which could subject us to penalties and materially and adversely impact our ability to grow our business.

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
We currently operate 21 restaurants, three of which opened during 2008, and we expect to open four restaurants during 2009. The capital resources required to develop each new restaurant are significant. We estimate that the cost of opening a new Kona Grill restaurant currently ranges from $3.2 million to $4.5 million, exclusive of landlord tenant improvement allowances and preopening expenses and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the average unit volumes of our new restaurants may cause our results of operations to fluctuate significantly, and poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect our company, making the investment risks related to any one location much larger than those associated with most other restaurant chains.
Unexpected expenses and low market acceptance of our restaurant concept could adversely affect the profitability of restaurants that we open in new markets.
As part of our expansion strategy, we plan to open restaurants in markets in which we have no prior operating experience and in which our brand may not be well-known. These new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than restaurants in our existing markets. As a result, we may incur costs related to the opening, operation, and promotion of these new restaurants that are greater than those incurred in existing markets. As a result of these factors, sales at restaurants opening in new markets may take longer to achieve average unit volumes comparable with our existing restaurants, if at all, which would adversely affect the profitability of those new restaurants.
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
Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process. Our ability to open new restaurants on schedule depends upon a number of factors, many of which are beyond our control, including the following:
•	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;
•	the availability of adequate financing;

•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;
•	construction and development costs;
•	labor shortages or disputes experienced by our landlords or outside contractors;
•	unforeseen engineering or environmental problems with the leased premises;
•	our ability to secure governmental approvals and permits, including liquor licenses, construction permits, and occupancy permits;
•	weather conditions or natural disasters; and
•	general economic conditions.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
We plan to open four restaurants in 2009 which would result in 20% unit growth. This expansion and our future growth will increase demands on our management team, restaurant management systems and resources, financial controls, and information systems. These increased demands may adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be adversely affected.
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
We are dependent upon high levels of consumer traffic at the sites where our restaurants are located and any adverse change in consumer activity could negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.
Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, and lifestyle centers. We depend on high consumer traffic rates at these centers to attract guests to our restaurants. In general, such visit frequencies are significantly affected by many factors, including national, regional, or local economic conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, higher frequency of online shopping, changes in discretionary consumer spending, increasing gasoline prices, or otherwise, our unit volumes could decline and adversely affect our results of operations, including recording an impairment charge for restaurants that are performing below expectations. During 2008, we recorded impairment charges for our Naples, Florida restaurant that was closed during September 2008 and for our low sales volume restaurant in Lincolnshire, Illinois.
We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities.
We hold investments in auction rate securities which are secured by student loans. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. The recent uncertainties in the credit markets have adversely affected the auction market for these types of securities and auctions for these securities have failed to settle on their respective settlement dates. Consequently, our investments in auction rate securities are not currently liquid and we will not be able to redeem these securities until a future auction of these investments is successful, the issuer refinances the underlying debt, or our investment provider purchases the securities pursuant to the settlement agreement discussed in Note 3 to the consolidated financial statements.
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
The popularity of our restaurants in general, and our menu offerings in particular, are key factors to the success of our operations. Negative publicity resulting from poor food quality, illness, injury, or other health concerns, whether related to one of our restaurants or to the beef, seafood, poultry, or produce industries in general (such as negative publicity concerning salmonella, e-coli, Hepatitis A, mercury poisoning and other food-borne illnesses), or operating problems related to one or more of our restaurants, could make our brand and menu offerings less appealing to consumers. In addition, other shifts in consumer preferences away from the kinds of food we offer, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect our sales and results of operations. If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be harmed and we will not achieve profitability.
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
Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we plan to open restaurants in the near term, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing approximately 32% of our sales during 2008. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.
In addition, the Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to reconfigure our restaurants to provide service to, or make reasonable accommodations for, disabled persons. Non-compliance with this law and related laws enacted at the state or local level could result in the imposition of fines or an award of damages in litigation.

Litigation concerning our food quality, our employment practices, liquor liability, and other issues could result in significant expenses to us and could divert resources from our operations.
Like other restaurants, we may receive complaints or litigation from, and potential liability to, our guests involving food-borne illness or injury or other operational issues. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. In addition, we are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our business.
Labor shortages or increases in labor costs could slow our growth or adversely affect our business.
Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including restaurant general managers and kitchen managers, necessary to continue our operations and keep pace with our growth. This ability is especially critical to our company because of our relatively small number of existing restaurants and our current development plans. If we are unable to recruit and retain a sufficient number of qualified employees, our business and growth strategy could be adversely affected.
Competition for qualified restaurant employees in our current or prospective markets could require us to pay higher wages and benefits, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid rates based upon the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs. We may be unable to increase our prices proportionately in order to pass these increased costs on to our guests, in which case our operating margins would be adversely affected.
Risks Related to Ownership of Our Common Stock
The market price for our common stock may be volatile.
Many factors could cause the market price of our common stock to rise and fall, including but not limited to the following:
•	actual or anticipated variations in comparable restaurant sales or operating results; whether in our operations or those of our competitors;
•	changes in the consumer spending environment or general economic conditions;
•	changes in the market valuations of other companies in the restaurant industry;
•	recruitment or departure of key restaurant operations or management personnel;
•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock; and
•	announcements of investigations or regulatory scrutiny of our restaurant operations or lawsuits filed against us.
Due to the volatility of our stock price, we also may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business as well as depress the price of our common stock.

Our current principal stockholders own a large percentage of our voting stock, which allows them to control substantially all matters requiring stockholder approval.
Investors affiliated with our Chairman, President, and Chief Executive Officer, Marcus Jundt, together potentially own approximately 26% of our common stock on a fully diluted basis. In addition, three of our directors (including Mr. Jundt) are affiliated with Mr. Jundt. As a result, Mr. Jundt has significant influence over our decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.
The large number of shares eligible for public sale and registered for resale could depress the market price of our common stock.
The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2008, we had outstanding 6,511,991 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,500,000 shares reserved for future issuance under our stock option and employee stock purchase plans, of which approximately 280,000 shares have been issued. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.
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
On May 27, 2008, we adopted a stockholder rights plan that may have the effect of deterring, delaying, or preventing a change in control that might otherwise be in the best interests of our stockholders. Under the rights plan, we issued a dividend of one preferred share purchase right for each share of our common stock held by stockholders of record on May 28, 2008. Each right entitles stockholders to purchase one one-thousandth of a share of our newly created Series A Junior Participating Preferred Stock at a price of $55 per one one-thousandth of a share. The rights expire on the earlier of May 28, 2011 or May 31, 2009 if our stockholders do not approve the adoption of the corresponding rights agreement by that date, unless the rights are earlier redeemed or exchanged by us.
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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal control over financial reporting for the year ended December 31, 2008. To achieve compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting which was both challenging and time-consuming.
Subject to proposed changes by the SEC, our independent auditors will be required to issue a report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2009. Despite our efforts, we can provide no assurance as to our, or our independent auditors’, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404 in the future. There is a risk that neither we nor our independent auditors will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
We currently operate 21 restaurants in 13 states. Each of our restaurants and our corporate offices are located in a leased facility. As of December 31, 2008, our restaurant leases had expiration dates ranging from 2013 to 2029, typically with options to renew for at least a five-year period. We do not anticipate any difficulties renewing existing leases as they expire. The following table sets forth our current restaurant locations.

			Year	Square	Number of
State	City	Location	Opened	Footage	Seats (1)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	326
Missouri	Kansas City	Country Club Plaza	2002	7,455	222
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,380	295
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,415	304
Indiana	Carmel	Clay Terrace	2004	7,433	295
Texas	Sugar Land	First Colony Mall	2005	7,127	285
Texas	San Antonio	The Shops at La Cantera	2005	7,200	256
Texas	Dallas	North Park Mall	2006	6,872	299
Illinois	Lincolnshire	Lincolnshire Commons	2006	7,020	305
Texas	Houston	Houston Galleria	2006	7,459	315
Illinois	Oak Brook	Oak Brook Promenade	2006	6,999	298
Texas	Austin	The Domain	2007	6,890	298
Michigan	Troy	Big Beaver Road	2007	7,000	280
Connecticut	Stamford	Stamford Town Center	2007	7,654	305
Louisiana	Baton Rouge	Perkins Rowe	2007	6,900	260
Arizona	Gilbert	San Tan Village	2008	6,770	259
Florida	West Palm Beach	CityPlace	2008	6,750	243
Arizona	Phoenix	CityNorth	2008	7,510	368
Virginia	Richmond	West Broad Village	2009	7,000	282

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).
Item 3. Legal Proceedings
We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matter was submitted to a vote of our stockholders during the fourth quarter of 2008.

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

	High	Low
2008
First quarter	$14.77	$8.38
Second quarter	$9.70	$6.15
Third quarter	$8.37	$5.45
Fourth quarter	$5.97	$1.10

2007
First quarter	$21.38	$15.05
Second quarter	$20.30	$14.85
Third quarter	$20.00	$15.50
Fourth quarter	$19.05	$12.65
On March 4, 2009, the closing sale price of our common stock was $1.82 per share. On March 4, 2009, there were approximately 30 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
Our Board of Directors has authorized a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of common stock from time to time in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices. During the second quarter of 2008, we repurchased a total of 116,200 shares of our common stock at a total cost of $1,000,000 under a section 10b5-1 purchase program. The authorization does not have an expiration date and it does not require us to purchase a specific number of shares. We did not repurchase any shares during the fourth quarter of 2008.

PERFORMANCE GRAPH
The following line graph compares cumulative total stockholder returns for the period from August 16, 2005 through December 31, 2008 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; and (3) a restaurant peer group. We do not believe that an index exists with companies comparable to those of our company. We have therefore elected to include a peer group consisting of P.F. Chang’s China Bistro, Inc.; Cheesecake Factory Incorporated; McCormick & Schmick’s Seafood Restaurants, Inc.; Benihana, Inc.; BJ’s Restaurants, Inc.; Granite City Food & Brewery Ltd.; and J. Alexander’s Corporation. The graph assumes an investment of $100 on August 16, 2005, which was the first day on which our stock was listed on the NASDAQ Global Market. The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index and the restaurant peer group include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.
The performance graph above shall not be deemed “filed” for purposes of Section 18 of the Securities Act of 1934, as amended, or Exchange Act, or otherwise subject to the liability of that section. The performance graph above will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended.

Item 6. Selected Financial Data
The following selected consolidated financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$75,815	$69,521	$50,322	$36,828	$25,050
Costs and expenses:
Cost of sales	20,730	19,600	14,320	10,550	7,371
Labor	25,396	21,554	15,555	11,123	7,502
Occupancy	5,157	4,465	3,363	2,466	1,748
Restaurant operating expenses	11,314	9,479	6,875	4,698	3,372
General and administrative	8,416	7,294	7,155	4,783	2,217
Preopening expense	2,073	1,962	1,971	634	880
Depreciation and amortization	6,547	5,428	3,906	2,333	1,269
Asset impairment charge	3,219	—	—	—	—

Total costs and expenses	82,852	69,782	53,145	36,587	24,359

(Loss) income from operations	(7,037)	(261)	(2,823)	241	691
Nonoperating expenses:
Interest income and other, net	296	617	936	300	15
Interest expense	(51)	(85)	(294)	(841)	(375)

(Loss) income from continuing operations before provision for income taxes	(6,792)	271	(2,181)	(300)	331
Provision for income taxes	205	406	60	83	55

(Loss) income from continuing operations	(6,997)	(135)	(2,241)	(383)	276
Loss from discontinued operations, net of tax (1)	(3,504)	(534)	(503)	—	—

Net (loss) income	$(10,501)	$(669)	$(2,744)	$(383)	$276

Net (loss) income per share — Basic:
Continuing operations	$(1.06)	$(0.02)	$(0.39)	$(0.13)	$0.19
Discontinued operations	(0.54)	(0.09)	(0.08)	—	—

Net (loss) income	$(1.60)	$(0.11)	$(0.47)	$(0.13)	$0.19

Net (loss) income per share — Diluted:
Continuing operations	$(1.06)	$(0.02)	$(0.39)	$(0.13)	$0.17
Discontinued operations	(0.54)	(0.09)	(0.08)	—	—

Net (loss) income	$(1.60)	$(0.11)	$(0.47)	$(0.13)	$0.17

Weighted average shares used in computation:
Basic	6,543	5,982	5,791	3,044	1,460

Diluted	6,543	5,982	5,791	3,044	2,815

Balance Sheet Data (end of period):
Cash and cash equivalents	$2,477	$4,991	$1,934	$4,466	$3,098
Investments	6,861	14,188	14,249	24,200	—
Working capital (deficit)	(7,653)	13,656	9,142	24,672	(261)
Total assets	65,554	69,474	58,796	52,418	22,413
Total debt	4,525	2,700	3,313	4,042	6,236
Total stockholders’ equity	35,598	46,431	35,822	37,311	6,131

(1)
As a result of our decision to close our Naples, Florida restaurant during September 2008, the results of this restaurant (including related asset impairment, lease obligation, and restaurant-level closing costs) were classified as discontinued operations for all periods presented as discussed further in Note 2 to our consolidated financial statements.

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
Overview
We currently own and operate 21 restaurants located in 13 states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is mostly standardized for all of our restaurants allowing us to deliver consistent quality meals. We believe that our vast menu and generous portions, combined with an average check during 2008 of approximately $24.00 per guest, offers our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. Over the last three years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering, our private offering of common stock completed during November 2007, and cash flows from operations. We opened three restaurants during 2008 and plan to open an additional four restaurants during 2009 which will expand our presence in new markets. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. We believe our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
As of September 13, 2008, we closed our restaurant in Naples, Florida to focus more on our profitable locations. As a result, we classified the Naples’ restaurant operations and related closure costs as discontinued operations in our consolidated financial statements.
We experience various trends in our operating cost structure. Cost of sales, labor, occupancy, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on costs of sales, labor, occupancy, restaurant operating expenses, and preopening expenses. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

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
Sales Per Square Foot. Sales per square foot represents the restaurant sales for our restaurants open for at least 12 months, divided by the total leasable square feet for such restaurants.
Restaurant Operating Profit. Restaurant operating profit is defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, preopening expenses, or asset impairment charges. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors.
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
Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred, and we expect preopening expenses to be similar for each new restaurant opening, which typically commence six to eight months prior to a restaurant opening.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment and gains and losses on disposal of assets.
Interest Income and Other, Net. Interest income and other, net consists of interest earned on our cash and investments and any gains or losses on our investments.
Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006
Restaurant sales growth	9.1%	38.2%	36.6%
Same-store sales percentage change(1)	(7.2)%	2.7%	4.0%
Average unit volume (in thousands)(2)	$4,279	$4,808	$4,768
Sales per square foot (2)	$608	$684	$678
Restaurant operating profit (in thousands) (3)	$13,218	$14,423	$10,209
Restaurant operating profit as a percentage of sales (3)	17.4%	20.7%	20.2%

(1)
Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants open for at least 12 months.

(3)
Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to loss from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. The table below sets forth our calculation of restaurant operating profit and reconciliation to loss from operations, the most comparable GAAP measure.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Restaurant sales	$75,815	$69,521	$50,322
Costs and expenses:
Cost of sales	20,730	19,600	14,320
Labor	25,396	21,554	15,555
Occupancy	5,157	4,465	3,363
Restaurant operating expenses	11,314	9,479	6,875

Restaurant operating profit	13,218	14,423	10,209

Deduct — other costs and expenses
General and administrative	8,416	7,294	7,155
Preopening expense	2,073	1,962	1,971
Depreciation and amortization	6,547	5,428	3,906
Asset impairment charge	3,219	—	—

Loss from operations	$(7,037)	$(261)	$(2,823)

	Percentage of Restaurant Sales
	Year Ended December 31,
	2008	2007	2006
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	28.2	28.5
Labor	33.5	31.0	30.9
Occupancy	6.8	6.4	6.7
Restaurant operating expenses	14.9	13.6	13.7

Restaurant operating profit	17.4	20.7	20.2

Deduct — other costs and expenses
General and administrative	11.1	10.5	14.2
Preopening expense	2.7	2.8	3.9
Depreciation and amortization	8.6	7.8	7.8
Asset impairment charge	4.2	—	—

Loss from operations	(9.3)%	(0.4)%	(5.6)%

Certain percentage amounts do not sum to total due to rounding.

	Year Ended December 31,
	2008	2007	2006
Store Growth Activity
Beginning Restaurants	18	14	9
Openings	3	4	5
Closings	(1)	—	—

Total	20	18	14

Results of Operations
The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2008	2007	2006
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	28.2	28.5
Labor	33.5	31.0	30.9
Occupancy	6.8	6.4	6.7
Restaurant operating expenses	14.9	13.6	13.7
General and administrative	11.1	10.5	14.2
Preopening expense	2.7	2.8	3.9
Depreciation and amortization	8.6	7.8	7.8
Asset impairment charge	4.2	—	—

Total costs and expenses	109.3	100.4	105.6
Loss from operations	(9.3)	(0.4)	(5.6)
Nonoperating expenses:
Interest income and other, net	0.4	0.9	1.9
Interest expense	(0.1)	(0.1)	(0.6)

(Loss) income from continuing operations before provision for income taxes	(9.0)	0.4	(4.3)
Provision for income taxes	0.3	0.6	0.2

Loss from continuing operations	(9.3)	(0.2)	(4.5)
Loss from discontinued operations, net of tax	(4.6)	(0.8)	(1.0)

Net loss	(13.9)%	(1.0)%	(5.5)%

Certain percentage amounts may not sum to total due to rounding.
Year Ended December 31, 2008 Compared with Year Ended December 31, 2007
Restaurant Sales. Restaurant sales increased by $6.3 million, or 9.1%, to $75.8 million during 2008 from $69.5 million during the prior year primarily attributed to restaurant sales generated from the opening of five new restaurants since November 2007, partially offset by overall traffic declines at our existing restaurants resulting from the slowing U.S. economy which has negatively impacted overall consumer traffic in the restaurant industry. Higher menu pricing of approximately 3.8% was more than offset by reduced guest traffic as comparable restaurant sales declined 7.2% during 2008.
Cost of Sales. Cost of sales increased by $1.1 million, or 5.8%, to $20.7 million during 2008 from $19.6 million during 2007. Cost of sales as a percentage of restaurant sales decreased 0.9% to 27.3% during 2008 from 28.2% during the prior year. Cost of sales during 2008 was positively affected by increased purchasing efficiency and reduced waste attributed to the rollout of an automated food cost and inventory management system that was completed during July 2008.
Labor. Labor costs for our restaurants increased $3.8 million, or 17.8%, to $25.4 million during 2008 from $21.6 million during 2007. The increase was primarily due to the opening of five new restaurants since November 2007. As a percentage of restaurant sales, labor costs increased 2.5% to 33.5% during 2008 from 31.0% during 2007. The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs resulting from lower average weekly sales during 2008. In addition, higher average salaries to attract and retain qualified restaurant managers and federal and state minimum wage increases implemented during 2008 contributed to increased labor costs as a percentage of sales.

Occupancy. Occupancy expense increased by $0.7 million, or 15.5%, to $5.2 million during 2008 from $4.5 million during 2007. Occupancy expenses as a percentage of restaurant sales increased 0.4% to 6.8% during 2008 from 6.4% during 2007. The increase reflects decreased leverage of the fixed portion of these costs from lower average weekly sales, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $1.8 million, or 19.4%, to $11.3 million during 2008 from $9.5 million during 2007. Restaurant operating expenses as a percentage of restaurant sales increased 1.3% to 14.9% during 2008 from 13.6% during the prior year period. During 2008, we incurred higher repair and maintenance costs to refurbish our mature units in addition to higher utilities and increased training costs. Furthermore, reduced leverage of fixed operating costs resulting from lower average weekly sales contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased by $1.1 million, or 15.4%, to $8.4 million during 2008 from $7.3 million during 2007. The increase is primarily attributable to planned investments in corporate personnel to support our growth, costs associated with our stockholder rights plan adopted in May 2008, separation costs related to the resignation of our chief operating officer, and higher professional fees. General and administrative expenses as a percentage of restaurant sales increased 0.6% to 11.1% of restaurant sales during 2008 compared to 10.5% of restaurant sales during 2007. During January 2009, we downsized and realigned certain staff at the corporate office which we estimate will result in approximately $0.8 million of savings during 2009.
Preopening Expense. Preopening expense increased by $0.1 million, or 5.6%, to $2.1 million during 2008 compared to $2.0 million during 2007. Preopening expense for 2008 primarily relates to expenses associated with three restaurants opened during 2008, one restaurant opened during January 2009, and other restaurants scheduled to open during 2009. During 2007, preopening expense reflected costs associated with opening four restaurants during 2007. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.
Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 20.6%, to $6.5 million during 2008 from $5.4 million during 2007. The increase was primarily the result of additional depreciation and amortization from five restaurants opened since November 2007. Depreciation and amortization expense as a percentage of restaurant sales increased 0.8% to 8.6% during 2008 from 7.8% during 2007 reflecting decreased leverage from lower average weekly sales.
Asset Impairment Charge. Asset impairment charge of $3.2 million during 2008, or 4.2% of restaurant sales resulted from the evaluation of the long-term prospects of restaurants that have not been meeting sales, profitability, and cash flow targets in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This evaluation resulted in long-lived asset impairment charges of $3.2 million for our Lincolnshire, Illinois restaurant. We intend to continue operating this restaurant and believe that the operating performance of this restaurant can be improved.
Interest Income and Other, Net. Interest income and other, net decreased $0.3 million or 52.0%, to $0.3 million during 2008 from $0.6 million during 2007. This decrease is primarily due to lower average investment balances, coupled with lower average interest rates, as compared to the same period last year. In addition, we recognized a loss of approximately $0.1 million on our investments as the fair value of the put option on our auction rate securities was determined to be less than the impairment recorded on our auction rate securities. Please refer to Note 3 to the consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense decreased slightly due to lower average debt balances during 2008 as compared to 2007.
Provision for Income Taxes. During 2008, we recorded income taxes of $0.2 million primarily for states in which income taxes are not calculated based upon net income. During 2007, we incurred $0.4 million of federal and state tax expense, including a non-cash charge of $0.2 million related to stock options exercised during 2007 which required the recording of additional tax expense under Statement of Financial Accounting Standard No. 123R, Share-Based Payment.

Loss from Discontinued Operations, Net of Tax. During September 2008, we closed our Naples, Florida restaurant to focus our attention on our profitable restaurants. As a result of the closure, we determined that the closure met the criteria for classification as a discontinued operation during 2008. Accordingly, all impairment charges and exit costs, along with the sales, costs and expenses and income taxes attributable to this restaurant are included in discontinued operations for all periods presented. See Note 2 to the consolidated financial statements for additional discussion.
Year Ended December 31, 2007 Compared with Year Ended December 31, 2006
Restaurant Sales. Restaurant sales increased by $19.2 million, or 38.2%, to $69.5 million during 2007 from $50.3 million during 2006 primarily as a result of $17.9 million in additional revenue associated with the opening of eight restaurants since April 2006, and a $1.2 million or 2.7% increase in same-store sales. The increase in comparable restaurant sales benefited from an effective menu price increase of approximately 3.8%.
Cost of Sales. Cost of sales increased by $5.3 million or 36.9%, to $19.6 million during 2007 from $14.3 million during 2006. Cost of sales as a percentage of restaurant sales decreased 0.3% to 28.2% in 2007 from 28.5% during 2006. Cost of sales in 2007 was positively affected by lower seafood costs and a 7.5% reduction in the number of operating weeks contributed by restaurants open less than six months resulting from the timing of new restaurant openings. Cost of sales are typically higher during the first six months of operations for our new restaurants versus our mature restaurants as management teams become accustomed to predicting, managing, and servicing the sales volumes we expect at our restaurants.
Additionally, beginning in the second half of 2007, we started the implementation of a new automated food cost and inventory management system in our restaurants. The initiative was completed in July of 2008 and has resulted in more efficient management of our food costs.
Labor. Labor costs for our restaurants increased by $6.0 million, or 38.6% to $21.6 million during 2007 from $15.6 million during 2006. Labor expenses as a percentage of restaurant sales increased 0.1% to 31.0% during 2007 from 30.9% during 2006. This increase was primarily due to higher average wages to attract and retain qualified restaurant managers and the impact of federal and state minimum wage increases that were implemented during 2007.
Occupancy. Occupancy expense increased by $1.1 million, or 32.8% to $4.5 million during 2007 from $3.4 million during 2006. Occupancy expenses as a percentage of restaurant sales decreased 0.3% to 6.4% in 2007 from 6.7% in 2006. The decrease reflects increased leverage of these costs from higher sales volume.
Restaurant Operating Expenses. Restaurant operating expenses increased by $2.6 million, or 37.9% to $9.5 million during 2007 from $6.9 million during 2006. Restaurant operating expenses as a percentage of restaurant sales decreased 0.1% to 13.6% during 2007 from 13.7% during 2006.
General and Administrative. General and administrative expenses increased by $0.1 million, or 1.9% to $7.3 million during 2007 from $7.2 million during 2006. The $0.1 million increase was primarily attributable to planned investments in corporate personnel to support our growth, in addition to the write-off of costs for architectural drawings and certain contractor costs. These costs were partially offset by a decrease of $0.4 million in stock-based compensation expense and $0.4 million of separation costs incurred in 2006 related to the retirement of our former president and chief executive officer. General and administrative expenses as a percentage of restaurant sales were 10.5% during 2007 compared to 14.2% during 2006.
Preopening Expense. Preopening expense was essentially flat at $2.0 million during both 2007 and 2006. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

Depreciation and Amortization. Depreciation and amortization expense increased by $1.5 million, or 39.0% to $5.4 million during 2007 from $3.9 million during 2006. The increase was primarily the result of additional depreciation and amortization on four restaurants opened during 2007 and a full year of depreciation and amortization on four restaurants that opened during 2006. Depreciation and amortization expense as a percentage of restaurant sales was flat at 7.8% during both 2007 and 2006.
Interest Income and Other, Net. Interest income and other, net decreased by $0.3 million to $0.6 million during 2007 from $0.9 million during 2006 primarily due to lower average investment balances as a result of the sale of investments to fund new restaurant development.
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
Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2008. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2008				2007
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$18,103	$19,685	$19,454	$18,573	$14,807	$18,605	$18,652	$17,457
Costs and expenses:
Cost of sales	5,193	5,369	5,254	4,914	4,271	5,264	5,166	4,899
Labor	6,127	6,380	6,496	6,393	4,705	5,655	5,581	5,613
Occupancy	1,256	1,244	1,260	1,397	1,005	1,153	1,153	1,154
Restaurant operating expenses	2,588	2,902	2,978	2,846	1,990	2,580	2,514	2,395
General and administrative	1,852	2,026	2,079	2,459	1,769	1,832	1,885	1,808
Preopening expense	178	541	471	883	488	350	367	757
Depreciation and amortization	1,566	1,584	1,656	1,741	1,202	1,386	1,394	1,446
Asset impairment charge	—	—	—	3,219	—	—	—	—

Total costs and expenses	18,760	20,046	20,194	23,852	15,430	18,220	18,060	18,072

(Loss) income from operations	(657)	(361)	(740)	(5,279)	(623)	385	592	(615)
Nonoperating expenses:
Interest income and other, net	204	105	62	(75)	160	131	140	186
Interest expense	(34)	(17)	—	—	—	(42)	(37)	(6)

(Loss) income from continuing operations before provision for income taxes	(487)	(273)	(678)	(5,354)	(463)	474	695	(435)
Provision for income taxes	75	75	55	—	24	49	74	259

(Loss) income from continuing operations	(562)	(348)	(733)	(5,354)	(487)	425	621	(694)
Loss from discontinued operations, net of tax	(111)	(187)	(3,161)	(45)	(56)	(112)	(177)	(189)

Net (loss) income	$(673)	$(535)	$(3,894)	$(5,399)	$(543)	$313	$444	$(883)

Net (loss) income per share — Basic:
Continuing operations	$(0.08)	$(0.05)	$(0.11)	$(0.82)	$(0.08)	$0.07	$0.11	$(0.11)
Discontinued operations	(0.02)	(0.03)	(0.49)	(0.01)	(0.01)	(0.02)	(0.03)	(0.03)

Net (loss) income	$(0.10)	$(0.08)	$(0.60)	$(0.83)	$(0.09)	$0.05	$0.08	$(0.14)

Net (loss) income per share — Diluted:
Continuing operations	$(0.08)	$(0.05)	$(0.11)	$(0.82)	$(0.08)	$0.07	$0.10	$(0.11)
Discontinued operations	(0.02)	(0.03)	(0.49)	(0.01)	(0.01)	(0.02)	(0.03)	(0.03)

Net (loss) income	$(0.10)	$(0.08)	$(0.60)	$(0.83)	$(0.09)	$0.05	$0.07	$(0.14)

Weighted average shares used in computation:
Basic	6,609	6,565	6,498	6,502	5,854	5,866	5,891	6,319

Diluted	6,609	6,565	6,498	6,502	5,854	6,233	6,238	6,319

Liquidity and Capital Resources
Our primary capital requirements are for new restaurant development. During the last three years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering, cash flows from operations, and the sale of equity securities in a private placement transaction. We intend to continue developing new restaurants in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. Similar to many restaurant chains, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip our restaurants. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.
Future Capital Requirements
Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment.
Based upon our current growth plan, our current cash and investment balances coupled with anticipated cash flow generated from operations and availability under our line of credit will not be sufficient to fund planned restaurant openings during 2009. Our Board of Directors has formed a special committee to work closely with management and the Company’s outside professional advisors to identify, review and oversee the structuring, negotiation and execution of reasonable financing alternatives in the best interests of the Company and its stockholders.
We believe that we have many alternatives available to continue operations, including temporarily suspending new restaurant construction, to enable us to generate sufficient funds to satisfy working capital requirements until financing becomes available. We may seek to raise such capital through public or private equity or debt financing. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.
Bridge Loan
On March 6, 2009, we entered into a Note and Warrant Purchase Agreement (the “Agreement”) with certain accredited investors whereby we sold $1.2 million aggregate principal amount of 10% unsecured subordinated notes (“Notes”) and warrants (“Warrants”) to purchase shares of our common stock. The principal and accrued interest outstanding under the Notes are due and payable upon the earlier of (i) September 2, 2009 or (ii) the closing of any offering of equity securities by the Company generating gross proceeds to the Company of at least $2.5 million. Interest on the Notes is payable on the last day of each month, commencing on April 30, 2009. We may prepay the principal and accrued interest outstanding under the Notes at anytime without penalty. The interest rate on the Notes will increase to 16% if the Notes are outstanding after maturity or upon any other event of default as specified in the Agreement. For each $100,000 issued in Notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of the Company’s common stock during the five trading days prior to the date of issuance. We intend to use the net proceeds from the offering to supplement our operating cash flows and fund capital expenditure requirements.

As part of the Agreement, as soon as reasonably practicable after filing with the SEC our annual report on Form 10-K for the year ended December 31, 2008, we will file with the SEC a registration statement to reflect a rights offering with targeted gross proceeds to the Company of at least $2.5 million (the “Rights Offering”) pursuant to which each stockholder of the Company will have the right to purchase, at a per share subscription price to be determined by the Company’s Board of Directors or a committee thereof (which subscription price shall reflect a discount to the market price of our common stock on the date of determination of such price by our Board of Directors or a committee thereof), a number of shares of common stock for each share of common stock held as of the record date for the Rights Offering. The terms of the Rights Offering shall provide that any shares of our common stock that are not subscribed for in the Rights Offering shall be offered to the investors of the Notes on a pro rata basis based on the aggregate principal amount of Notes outstanding and at the same subscription price as offered to the existing stockholders in the Rights Offering.
Equipment Loans
As of December 31, 2008, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $2.0 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2008.
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker in which we have invested in auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with the broker. Available borrowings under the line of credit are based upon terms specified in the agreement and subject to adjustment by UBS after consideration of various factors. At December 31, 2008, $2,488,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by the broker at any time. The line of credit is structured at a cost that effectively offsets the interest earned on the auction rate securities. As a result of this callable feature, the line of credit is classified as short-term in the accompanying consolidated balance sheets, even though the loan does not expire until June 30, 2010. See Note 3 to the consolidated financial statements for further information on the auction rate securities and the settlement agreement.
Stock Repurchase Program
During April 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of our common stock. We repurchased 116,200 shares at a total cost of $1,000,000 during 2008 under a section 10b5-1 purchase program. The authorization does not have an expiration date and it does not require us to purchase a specific number of shares. This authorization may be modified, suspended or terminated at any time. The timing and number of shares repurchased pursuant to the stock repurchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.
Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented.

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net cash provided by (used in):
Operating activities	$6,693	$5,701	$8,666
Investing activities	(10,118)	(12,781)	(10,758)
Financing activities	911	10,137	(440)

Net (decrease) increase in cash and cash equivalents	$(2,514)	$3,057	$(2,532)

Operating Activities. During 2008, net cash provided by operating activities was $6.7 million and exceeded our net loss by $17.2 million primarily due to depreciation and amortization, non-cash asset impairment charges, and an increase in the deferred rent liability, partially offset by our net loss of $10.5 million. During 2007, net cash provided by operating activities was $5.7 million and exceeded our net loss by $6.4 million due principally to the effect of depreciation and amortization, an increase in the deferred rent liability and the effect of non-cash stock-based compensation. Net cash provided by operating activities decreased $3.0 million from $8.7 million during 2006 to $5.7 million during 2007 principally due to a $3.1 million change resulting from the timing of vendor payments and a $3.0 million difference in deferred rent partially offset by a reduction in our net loss by $2.1 million. During 2006, net cash provided by operating activities was $8.7 million principally due to an increase in the deferred rent liability, depreciation and amortization, an increase in accounts payable and accrued expenses, and non-cash stock-based compensation, partially offset by our net loss of $2.7 million, an increase in receivables primarily relating to tenant improvement allowances and an increase in other current assets.
Investing activities. We fund the development and construction of our new restaurants primarily with cash and investments. Net cash used in investing activities was $10.1 million during 2008 reflecting $17.1 million to fund construction at three restaurants opened during 2008 and one restaurant opened during January 2009, as well as capital expenditures for existing restaurants and other restaurants scheduled to open during 2009. This increase was partially offset by $7.3 million in proceeds from the sale of investments to fund this construction. Net cash used in investing activities was $12.8 million during 2007 which consisted primarily of $12.8 million in expenditures for leasehold improvements and restaurant equipment principally to construct new restaurants. Net cash used in investing activities was $10.8 million during 2006, reflecting $20.8 million for the funding of construction in progress and the purchase of property and equipment, the majority of which related to our five restaurant openings in 2006 and planned restaurant openings in 2007. Investing activities during 2006 also include net proceeds of $10.0 million from the sale of investments to fund this construction.
Financing Activities. Net cash provided by financing activities was $0.9 million during 2008 principally consisting of $2.5 million in net borrowings under our line of credit offset by the purchase of 116,200 shares of common stock under our stock repurchase program at a total cost of $1.0 million, and $0.7 million in principal payments on equipment notes. Net cash provided by financing activities was approximately $10.1 million during 2007 consisting primarily of $10.0 million in net proceeds from the sale of common stock in a private placement transaction, $0.6 million in proceeds primarily from the issuance of common stock as a result of the exercise of stock options and warrants, partially offset by $0.6 million of principal payments on equipment loans. Net cash used in financing activities was $0.4 million during 2006 principally consisting of $0.7 million of principal payments on our equipments loans, partially offset by $0.3 million in proceeds from the issuance of common stock from the exercise of stock options and stock issued under our employee stock purchase plan.
Aggregate Contractual Obligations
The following table sets forth our contractual commitments as of December 31, 2008 (in thousands).

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term notes payable, including current portion	$2,037	$717	$1,188	$132	$—
Line of credit(1)	2,488	2,488	—	—	—
Operating leases	69,885	6,023	14,431	14,586	34,845

Total	$74,410	$9,228	$15,619	$14,718	$34,845

(1)
The line of credit does not expire until June 30, 2010, but is callable upon demand and is classified as a short-term obligation in the consolidated balance sheets. See Note 8 to the consolidated financial statements for further information.

The table above does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. In addition, the table above does not reflect unrecognized tax benefits of $158,000, the timing of which is uncertain. Refer to Note 10 of the Consolidated Financial Statements for additional discussion on unrecognized tax benefits. We have evaluated and determined that we do not have any purchase obligations as defined in the SEC Final Rule No. 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.
Off-Balance Sheet Arrangements
We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2008.
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
Fair Value Measurements
We adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) effective January 1, 2008. We rely on unobservable (Level 3) inputs, which are highly subjective, in determining the fair value of our auction rate security instruments and related put option.
Our investment portfolio includes auction rate securities that are reflected at estimated fair value in the consolidated balance sheets. We held auction rate securities with a par value of $6.6 million which are classified as trading securities at December 31, 2008. Historically, due to the auction process that reset interest rates at pre-determined calendar intervals, generally every 28 days, quoted market prices were readily available, which would have qualified as Level 1 under SFAS 157. Since February 2008, events in the credit markets have adversely affected the auction market and auctions for these securities have failed, and, therefore, we estimated the fair value of our auction rate securities using valuation models obtained from third parties. The valuation models require numerous assumptions and assessments, including the following: (i) collateralization underlying each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) the creditworthiness of the counterparty; and (iv) the current illiquidity of the investments. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. Due to these events, we classified our auction rate securities as Level 3 during the first quarter 2008.
All of our auction rate securities are collateralized by student loan portfolios of which approximately 90% of the par value is guaranteed by the federal government under the Federal Family Education Loan Program, $5.8 million of which had a AAA rating and the remainder had a AA rating, but has an insurance policy guaranteeing both the principal and accrued interest. Despite the quality of the underlying collateral, the market for auction rate securities and other securities has been diminished due to the lack of liquidity experienced in the market throughout 2008 and expected to be experienced into the future. Through September 30, 2008, we had experienced a $0.6 million decline in fair value, which we had classified as temporary and reflected as an unrealized loss in accumulated other comprehensive loss. As a result of the settlement agreement we entered into with UBS during October 2008, pursuant to which UBS issued the Company a right to put the securities back to UBS at full par value beginning June 30, 2010, we elected to transfer the securities from available-for-sale to trading, and as a result, recorded a $0.7 million impairment as other than temporary due to the continued auction failures and expected lack of liquidity in the capital markets into the foreseeable future.

We have elected to apply the fair value option under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to the settlement agreement with UBS in which we have the right to sell the auction rate securities at par to UBS beginning on June 30, 2010. We recorded a $0.6 million gain associated with the fair value of this put option, which partially offsets the $0.7 million of related auction rate securities impairment discussed above. The fair value of the put option is determined by comparing the fair value of the related auction rate securities to their par values and also considers the credit risk associated with the broker. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified as Level 3 in the hierarchy.
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
We periodically perform asset impairment analysis of property and equipment related to our restaurant locations. We perform these tests when we experience a “triggering” event such as a major change in a location’s operating environment, or other event that might impact our ability to recover our asset investment. This process requires the use of estimates and assumptions which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets. Also, we have a policy of reviewing the financial operations of our restaurant locations on at least a quarterly basis. Locations that do not meet expectations are identified and monitored closely throughout the year, including the review of actual results and analyzing of budgets for the ensuing year. If we deem that a location’s results will continue to be below expectations, we will analyze alternatives for its continued operation. At that time, we will perform an asset impairment test. If we determine that the asset’s carrying value exceeds the future undiscounted cash flows, we will determine the fair value of the asset and record an impairment charge to reduce the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on our assumptions. Upon an event such as a formal decision for abandonment (restaurant closure), we may record additional impairment charges. Any carryover basis of assets will be depreciated over the respective remaining useful lives.
Leasing Activities
We lease all of our restaurant properties. At the inception of the lease, we evaluate each property and classify the lease as an operating or capital lease in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases. We exercise significant judgment in determining the estimated fair value of the restaurant as well as the discount rate used to discount the future minimum lease payments. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can reasonably be assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases.
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

Income Taxes
We provide for income taxes based on our estimate of federal and state tax liabilities using the recognition threshold and measurement attribute provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). These estimates consider, among other items, effective rates for state and local income taxes, allowable tax credits for items such as taxes paid on reported tip income, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on information available to us at the time we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year end. Income tax returns are subject to audit by federal, state, and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.
Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Valuation allowances are established for deferred tax assets that are deemed more likely than not to be realized in the near term. We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely, we establish valuation allowances to offset any deferred tax asset recorded. The valuation allowance is based on our estimates of future taxable income in each jurisdiction in which we operate, tax planning strategies, and the period over which our deferred tax assets will be recoverable. In the event that actual results differ from these estimates, we may be unable to implement certain tax planning strategies or adjust these estimates in future periods. As we update our estimates, we may need to establish an additional valuation allowance which could have a material negative impact on our results of operations or financial position, or we could reduce our valuation allowances which would have a favorable impact on our results of operations and financial position.
Stock-Based Compensation
We account for stock-based compensation in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior. The use of an option pricing model also requires the use of a number of complex assumptions including expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. SFAS 123R also requires us to estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statement of operations. We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.
We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.
Recent Accounting Pronouncements
See the Recent Accounting Pronouncements section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Interest Rates
We are exposed to market risk primarily from fluctuations in interest rates on our investments. We held approximately $6.9 million in investments as of December 31, 2008. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For 2008, the average interest rate earned on our investments was approximately 3.0%. A hypothetical 100 basis point decline in the interest rate earned on our investments would decrease our interest income by approximately $0.1 million.
Primary Market Risk Exposures
Our primary market risk exposures are in the areas of commodity costs, labor costs, and construction costs. Many of the food products purchased by us are affected by changes in weather, production, availability, seasonality, and other factors outside our control. In addition, we believe that almost all of our food and supplies are available from several sources, which helps to control food commodity risks. We also believe that we have the ability to increase certain menu prices in response to food commodity price increases. Our labor costs are impacted by increases in the minimum wage rate as many of our employees are paid labor rates related to federal and state minimum wage laws. We have exposure to rising construction costs, which may impact our actual cost to develop new restaurants. Although the cost of restaurant construction will not impact significantly the operating results of the restaurant, it would impact the return on investment for such restaurant. In addition, many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases.
Item 8. Financial Statements and Supplementary Data
Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K for the year ended December 31, 2008.
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
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business — Executive Officers.”
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2009 Annual Meeting of Stockholders.
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
(3)	Exhibits

Exhibit
Number		Exhibit
3.1		Amended and Restated Certificate of Incorporation of the Registrant (2)
3.3		Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (7)
3.4		Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (10)
4.1		Form of Common Stock Certificate (3)
4.2		Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3		Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4		Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.5		Rights Agreement, dated May 27, 2008 between Kona Grill, Inc. and Continental Stock Transfer & Trust, as rights agent (10)
4.6		Form of Promissory Note (11)
4.7		Form of Warrant (11)
10.3	*	Employment Agreement, effective October 1, 2003, between the Company and Jason J. Merritt (1)
10.4	*	Employment Letter Agreement, effective October 15, 2004, between the Company and Mark S. Robinow (1)
10.6	(a)	Loan Agreement, dated May 19, 2003, between GE Capital Franchise Finance Corporation and Kona Grill Kansas City, Inc. (1)
10.6	(b)	Promissory Note, dated May 19, 2003, issued by Kona Grill Kansas City, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.7	(a)	Loan Agreement, dated April 30, 2004, between GE Capital Franchise Finance Corporation and Kona Grill Las Vegas, Inc. (1)
10.7	(b)	Promissory Note, dated April 30, 2004, issued by Kona Grill Las Vegas, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.8	(a)
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

10.8	(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation (1)

Exhibit
Number		Exhibit
10.10	*	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11	*	Kona Grill, Inc. 2005 Stock Award Plan (2)
10.12	*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (4)
10.15	*	Form of Stock Option Agreement (2005 Stock Award Plan) (5)
10.16	*	Employment Agreement, dated as of September 26, 2006, between the Company and Marcus E. Jundt (6)
10.17		Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto (8)
10.18		Common Stock Purchase Warrant, dated February 4, 2008, in favor of Richard J. Hauser (9)
10.19		Common Stock Purchase Warrant, dated February 4, 2008, in favor of Marcus E. Jundt (9)
10.21		Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (11)
21		List of Subsidiaries
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on September 28, 2006.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007.

(9)	Incorporated by reference to the Registrant’s Form 10-K filed on March 14, 2008.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.
/s/ Marcus E. Jundt
Marcus E. Jundt
Chairman of the Board, President, and Chief Executive Officer
Date: March 16, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ Marcus E. Jundt Marcus E. Jundt	Chairman of the Board, President, and Chief Executive Officer (Principal Executive Officer)	March 16, 2009

/s/ Mark S. Robinow Mark S. Robinow	Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)	March 16, 2009

/s/ Richard J. Hauser Richard J. Hauser	Director	March 16, 2009

/s/ Douglas G. Hipskind Douglas G. Hipskind	Director	March 16, 2009

/s/ W. Kirk Patterson W. Kirk Patterson	Director	March 16, 2009

/s/ Anthony L. Winczewski Anthony L. Winczewski	Director	March 16, 2009

/s/ Mark A. Zesbaugh Mark Zesbaugh	Director	March 16, 2009

KONA GRILL, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Kona Grill, Inc.
We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, and FASB No. 157, Fair Value Measurements, and FASB No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, effective January 1, 2008.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 6, 2009

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$2,477	$4,991
Investments	370	14,188
Receivables	980	1,096
Other current assets	938	1,393

Total current assets	4,765	21,668
Long-term investments	6,491	—
Other assets	794	495
Property and equipment, net	53,504	47,311

Total assets	$65,554	$69,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,335	$3,324
Accrued expenses	4,878	4,025
Current portion of notes payable	717	663
Line of credit	2,488	—

Total current liabilities	12,418	8,012
Notes payable	1,320	2,037
Deferred rent	16,218	12,994

Total liabilities	29,956	23,043

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 6,628,191 shares issued and 6,511,991shares outstanding at December 31, 2008 and 6,608,078 shares issued and outstanding at December 31, 2007	66	66
Additional paid-in capital	53,739	53,071
Treasury stock, at cost, 116,200 shares and zero shares at December 31, 2008 and 2007, respectively	(1,000)	—
Accumulated deficit	(17,207)	(6,706)

Total stockholders’ equity	35,598	46,431

Total liabilities and stockholders’ equity	$65,554	$69,474

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Restaurant sales	$75,815	$69,521	$50,322
Costs and expenses:
Cost of sales	20,730	19,600	14,320
Labor	25,396	21,554	15,555
Occupancy	5,157	4,465	3,363
Restaurant operating expenses	11,314	9,479	6,875
General and administrative	8,416	7,294	7,155
Preopening expense	2,073	1,962	1,971
Depreciation and amortization	6,547	5,428	3,906
Asset impairment charge	3,219	—	—

Total costs and expenses	82,852	69,782	53,145

Loss from operations	(7,037)	(261)	(2,823)
Nonoperating expenses:
Interest income and other, net	296	617	936
Interest expense	(51)	(85)	(294)

(Loss) income from continuing operations before provision for income taxes	(6,792)	271	(2,181)
Provision for income taxes	205	406	60

Loss from continuing operations	(6,997)	(135)	(2,241)
Loss from discontinued operations, net of tax	(3,504)	(534)	(503)

Net loss	$(10,501)	$(669)	$(2,744)

Net loss per share — Basic:
Continuing operations	$(1.06)	$(0.02)	$(0.39)
Discontinued operations	(0.54)	(0.09)	(0.08)

Net loss	$(1.60)	$(0.11)	$(0.47)

Net loss per share — Diluted:
Continuing operations	$(1.06)	$(0.02)	$(0.39)
Discontinued operations	(0.54)	(0.09)	(0.08)

Net loss	$(1.60)	$(0.11)	$(0.47)

Weighted average shares used in computation:
Basic	6,543	5,982	5,791

Diluted	6,543	5,982	5,791

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income/(Loss)	Total
Balances at December 31, 2005	5,706	$57	$40,467	$(3,213)	$—	$—	$37,311
Stock-based compensation expense	—	—	967	—	—	—	967
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	142	1	288	—	—	—	289
Net loss	—	—	—	(2,744)	—	—	(2,744)
Unrealized holding gain (loss), net	—	—	—	—	—	(1)	(1)

Comprehensive loss							(2,745)

Balances at December 31, 2006	5,848	58	41,722	(5,957)	—	(1)	35,822
Cumulative effect adjustment upon adoption of FIN 48	—	—	15	(80)	—	—	(65)
Tax benefit from stock option exercises	—	—	145	—	—	—	145
Stock-based compensation expense	—	—	607	—	—	—	607
Issuance of common stock, net of $594 of offering expenses	650	7	9,962	—	—	—	9,969
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	110	1	620	—	—	—	621
Net loss	—	—	—	(669)	—	—	(669)
Unrealized holding gain (loss), net	—	—	—	—	—	1	1

Comprehensive loss							(668)

Balances at December 31, 2007	6,608	66	53,071	(6,706)	—	—	46,431
Stock-based compensation expense	—	—	582	—	—	—	582
Purchase of treasury stock	(116)	—	—	—	(1,000)	—	(1,000)
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	20	—	86	—	—	—	86
Net loss	—	—	—	(10,501)	—	—	(10,501)
Unrealized holding gain (loss), net	—	—	—	—	—	—	—

Comprehensive loss							(10,501)

Balances at December 31, 2008	6,512	$66	$53,739	$(17,207)	$(1,000)	$—	$35,598

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(10,501)	$(669)	$(2,744)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,805	5,791	3,943
Stock-based compensation	582	607	967
Asset impairment	5,377	—	—
Excess tax benefit related to stock option exercises	—	(160)	—
Change in operating assets and liabilities:
Receivables	116	(147)	(852)
Other current assets	455	(652)	(177)
Accounts payable	(218)	(1,123)	1,950
Accrued expenses	853	603	1,175
Deferred rent	3,224	1,451	4,404

Net cash provided by operating activities	6,693	5,701	8,666

Investing activities
Purchase of property and equipment	(17,146)	(12,755)	(20,775)
(Increase) decrease in other assets	(299)	(88)	67
Net purchases and sales of investments	7,327	62	9,950

Net cash used in investing activities	(10,118)	(12,781)	(10,758)

Financing activities
Net borrowings on line of credit	2,488	—	—
Repayments of notes payable	(663)	(613)	(729)
Proceeds from issuance of common stock, net of issuance costs	—	9,969	—
Purchase of treasury stock	(1,000)	—	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	86	621	289
Excess tax benefit related to stock option exercises	—	160	—

Net cash provided by (used in) financing activities	911	10,137	(440)

Net (decrease) increase in cash and cash equivalents	(2,514)	3,057	(2,532)
Cash and cash equivalents at the beginning of the year	4,991	1,934	4,466

Cash and cash equivalents at the end of the year	$2,477	$4,991	$1,934

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$51	$85	$294
Noncash investing activities
Increase (decrease) in accounts payable related to property and equipment additions	$1,229	$(169)	$1,067
See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
1. The Company and Summary of Significant Accounting Policies
Description of Business
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 21 restaurants in 13 states across the United States.
Basis of Presentation
The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s financial statements as of December 31, 2008 have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company had negative working capital as of December 31, 2008, which raised some doubt as to its ability to satisfy its obligations during that next fiscal year, management believes that operating cash flow, available cash and credit resources will be adequate to make repayments of indebtedness, meet the working capital needs, and to satisfy the needs of its operations through December 31, 2009.
The Company’s capital requirements, including development costs related to opening of new restaurants, have been historically significant. Based upon anticipated cash flow generated from operations and availability under our line of credit, there is not sufficient cash to fund planned restaurant openings during 2009. To meet anticipated capital expenditures during the next twelve months, the Company plans to finance future operations through sources that may include private or public equity or debt financing. Although the Company is currently evaluating its options to raise the necessary funds, it can provide no assurance that it will be successful in doing so. If the Company cannot raise sufficient capital to construct new locations, it will not begin or resume new restaurant construction until such time as the Company is able to generate sufficient funds to satisfy working capital requirements and financing becomes available.
Based on the Company’s revised business plan, the Company expects to have sufficient liquidity to meet its operating needs through December 31, 2009. If revenues decline further than management’s expectations, the Company will take steps to further reduce costs to ensure sufficient cash is available to allow the Company to meet its obligations for the next year.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash, money market funds, and highly liquid short-term fixed income securities with a maturity of 90 days or less when purchased. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction. Under our asset classification practices, when there is no legal right of offset against cash balances in a specific financial institution, uncleared checks are classified as accounts payable. Uncleared checks totaling approximately $1,013,000 were included in accounts payable as of December 31, 2007. There were no uncleared checks included in accounts payable as of December 31, 2008.
Investments
Investments consist primarily of auction rate securities, corporate debt securities, and government bonds that are generally highly liquid in nature and represent the investment of cash that is available for current operations. We generally invest in high quality securities that are rated “AAA.” We classify our investments based on the intended holding period. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity. Trading securities are carried at fair value with gains and losses reported in the consolidated statements of operations.
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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Furniture and fixtures	5 to 7 years
Computers and electronic equipment	3 years
Leasehold improvements	Shorter of the useful life or the lease term
We evaluate property and equipment for impairment whenever events or changes in restaurant operating results indicate that the carrying value of those assets may not be recoverable. The assessment of impairment is performed on a restaurant-by-restaurant basis. If indicators of impairment are present and if we determine that the carrying value of the restaurant assets exceeds the projected future undiscounted cash flows, an impairment charge would be recorded to reduce the carrying value of the restaurant assets to its fair value. See Note 2 for discussion of impairment charges recorded during 2008.
Leases
We lease our restaurant locations under operating lease agreements with initial terms of approximately 10 to 20 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales which exceed the minimum base rent. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, we record the total rent payable over the initial lease term, starting on the date we gain possession of the property, (including the construction period) on a straight-line basis. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the initial term of the lease.
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
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for 2008, 2007, and 2006 was $934,000, $1,192,000 and $730,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of operations.
Preopening Expense
Costs directly related to the opening of new restaurants, including employee relocation, travel, employee payroll and related training costs, and rent expense subsequent to the date we take possession of the property through the restaurant opening, are expensed as incurred.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock-Based Compensation
We maintain stock option plans which provide for discretionary grants of incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, consultants, and non-employee directors. We account for stock-based compensation utilizing the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (“SFAS 123R”). We recognize compensation cost for awards with service only conditions using a graded vesting schedule on a straight line basis over the requisite service period for the entire award.
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
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(6,997)	$(135)	$(2,241)
Loss from discontinued operations	(3,504)	(534)	(503)

Net loss	$(10,501)	$(669)	$(2,744)

Denominator:
Weighted average shares — basic	6,543	5,982	5,791
Effect of dilutive stock options and warrants	—	—	—

Weighted average shares — diluted	6,543	5,982	5,791

Net loss per share — Basic and Diluted:
Continuing operations	$(1.06)	$(0.02)	$(0.39)
Discontinued operations	(0.54)	(0.09)	(0.08)

Net loss	$(1.60)	$(0.11)	$(0.47)

For the years ended December 31, 2008, 2007, and 2006, there were approximately 1,033,000, 855,000, and 867,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Comprehensive Loss
Comprehensive loss is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. Comprehensive loss reported in the accompanying consolidated statements of stockholders’ equity consists of net loss and unrealized gains or losses on available-for-sale securities.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, short-term investments, receivables, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such debt.
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
Recent Accounting Pronouncements
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 4 for further discussion of fair value measurements.
On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active, (“SFAS 157-3”) that clarifies the application of SFAS 157 in a market that is not active. The Company has considered the guidance provided by SFAS 157-3 in its determination of estimated fair values as of December 31, 2008, and the impact was not material.
Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this Statement, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. During 2008, we elected the fair value option for rights given by our broker related to our investments in auction rate securities. See Note 3 for further discussion of these rights.
2. Discontinued Operations and Asset Impairment Charges
On September 13, 2008, we closed our Naples, Florida restaurant to focus our attention on the profitable locations and position our concept to generate profit from operations. As a result of the closure, we recorded non-cash asset impairment charges of $2,158,000 as well as ongoing contractual lease obligations, restaurant-level closing costs, and employee termination benefits, net of deferred costs, of approximately $800,000 during 2008. Contractual lease obligations associated with the Naples’ closure are included in deferred rent on our accompanying consolidated balance sheet as of December 31, 2008.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We determined that the closure met the criteria for classification as a discontinued operation during 2008. Accordingly, all impairment charges and exit costs, along with the sales, costs and expenses and income taxes attributable to this restaurant have been aggregated within “loss from discontinued operations, net of tax” on our consolidated statements of operations for all periods presented. Loss from discontinued operations, net of tax on our accompanying consolidated statements of operations is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Restaurant sales	$1,531	$2,737	$371

Loss from discontinued operations before income tax benefit	$(3,579)	$(590)	$(504)
Income tax benefit	75	56	—

Loss from discontinued operations, net of tax	$(3,504)	$(534)	$(504)

Additionally, we recorded non-cash charges of $3,219,000 for the impairment of long-lived assets at our Lincolnshire, Illinois restaurant based upon the restaurant’s past and present operating performance combined with our assessment of expected cash flows from this location over the remainder of the original lease term. We intend to continue operating this restaurant and believe that the operating performance of this restaurant can be improved.
3. Investments
The following is a summary of our investments (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
December 31, 2008
Short-term investments:
Available-for-sale securities:
Certificates of deposit	$370	$—	$370
Long-term investments:
Trading securities:
Auction rate securities	6,491	—	6,491

Total investments	$6,861	$—	$6,861

December 31, 2007
Short-term investments:
Available-for-sale securities:
Auction rate securities	$8,650	$—	$8,650
Corporate debt securities	5,538	—	5,538

Total investments	$14,188	$—	$14,188

As of December 31, 2008, our investment portfolio included auction rate securities with a par value of $6.6 million. These securities are primarily AAA rated long term debt obligations secured by student loans, of which approximately $6.0 million or 90% of the par value is guaranteed by the federal government under the Federal Family Education Loan Program. In addition, one of the securities not fully comprised of federal government guaranteed loans is AA rated, but has an insurance policy guaranteeing both the principal and accrued interest. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. Since February 2008, events in the credit markets have adversely affected the auction market for these types of securities and auctions for these securities have failed to settle on their respective settlement dates. As a result of the liquidity issues experienced in the credit markets, all of our auction rate securities have experienced failed auctions since February 13, 2008 and therefore do not currently have a readily determinable market value. We estimated the fair value of our auction rate securities using valuation models provided by third parties. The valuation models require numerous assumptions and assessments, including the following: (i) collateralization underlying each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) the creditworthiness of the counterparty; and (iv) the current illiquidity of the investments.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Our auction rate securities are classified as non-current, trading securities as they are subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights. The agreement allows the Company the right to put the securities back to UBS at full par value between June 30, 2010 and July 2, 2012. In conjunction with this agreement, the Company has elected to apply the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to this put option. Also as part of this agreement, UBS agreed to provide a line of credit through June 30, 2010 that is secured by the auction rate securities held with UBS. Both the put option and the auction rate securities are being marked to market value through the consolidated statements of operations each period. The fair value of this put option was estimated at $633,000 and is included in long-term investments in our consolidated balance sheets with the resultant gain offsetting $742,000 of related impairment on the auction rate securities which resulted in a loss of $109,000 that is included in interest income and other, net on the accompanying consolidated statements of operations. As of December 31, 2008, we classified our auction rate securities as long-term investments on our consolidated balance sheet due to the expected timing of when these securities will be redeemed at par value by our broker. We continue to earn interest on our auction rate securities at the maximum contractual rate which approximated 1.9% as of December 31, 2008.
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
Our investments in auction rate securities are classified within level 3 because they are valued using a discounted cash flow model (see Note 3). The fair value of the put option is determined by comparing the fair value of the related auction rate securities to their par values and also considers the credit risk associated with UBS. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified within level 3 in the hierarchy. The following table presents information about our assets measured at fair value on a recurring basis at December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2008
Certificates of deposit	$370	$—	$—	$370
Auction rate securities (including put option)	—	—	6,491	6,491

	$370	$—	$6,491	$6,861

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the changes in fair value of our Level 3 auction rate securities as follows (in thousands):

Year Ended
December 31, 2008
Balance at December 31, 2007	$—
Transfer to Level 3	8,650
Total gains or losses (realized and unrealized)
Included in earnings	(109)
Included in other comprehensive loss	—
Net settlements	(2,050)

Balance at December 31, 2008	$6,491

5. Receivables
Receivables consisted of the following (in thousands):

	December 31,
	2008	2007
Landlord tenant improvement allowances	$970	$1,048
Other	10	48

Total receivables	$980	$1,096

No allowance for doubtful accounts has been recorded as collection of tenant improvement allowances and other receivables is considered probable.
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Leasehold improvements	$49,299	$46,251
Equipment	13,406	12,042
Furniture and fixtures	3,548	3,238

	66,253	61,531
Less accumulated depreciation and amortization	(20,004)	(15,091)

	46,249	46,440
Construction in progress	7,255	871

Total property and equipment, net	$53,504	$47,311

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007
Accrued payroll	$1,846	$1,358
Business and income taxes	663	629
Gift cards	654	533
Sales taxes	643	517
Accrued occupancy	255	227
Other	817	761

Total accrued expenses	$4,878	$4,025

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker in which we have invested in auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with the broker. Available borrowings under the line of credit are based upon terms specified in the agreement and are subject to adjustment by UBS after consideration of various factors. At December 31, 2008, $2,488,000 was outstanding under the line of credit. See Note 3 for further information on the auction rate securities and the settlement agreement. Borrowings under the line of credit are callable by the broker at any time. The line of credit is structured at a cost that effectively offsets the interest earned on the auction rate securities. As a result of this callable feature, the line of credit is classified as short-term in the accompanying consolidated balance sheets, even though the loan does not expire until June 30, 2010.
9. Notes Payable
Notes payable consisted of the following:

	December 31,
	2008	2007
	(In thousands)
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,521 including interest at 7.87 percent, until October 2011, at which time all remaining principal and interest is due and payable	$472	$615
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,526 including interest at 7.88 percent, until May 2011, at which time all remaining principal and interest is due and payable	409	556
$993,544 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,015 including interest at 7.04 percent, until June 2010, at which time all remaining principal and interest is due and payable	256	412
$600,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $9,508 including interest at 8.52 percent, until May 2012, at which time all remaining principal and interest is due and payable	337	419
$995,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,687 including interest at 8.36 percent, until June 2012, at which time all remaining principal and interest is due and payable	563	698

Total notes payable	2,037	2,700
Less current portion	(717)	(663)

Total notes payable, net of current portion	$1,320	$2,037

Future maturities of notes payable at December 31, 2008 are as follows (in thousands):

2009	$717
2010	684
2011	504
2012	132

Total notes payable	$2,037

During 2008, 2007 and 2006, we incurred gross interest expense of $199,000, $242,000, and $294,000, respectively. We capitalized $148,000 and $157,000 of interest costs during 2008 and 2007, respectively.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Income Taxes
Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal(1)	$15	$190	$—
State(1)	190	216	60

	205	406	60

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$205	$406	$60

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options, which were credited directly to “Additional paid-in capital.”
Income tax expense differed from amounts computed by applying the federal statutory rate to (loss) income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Income tax (benefit) expense at federal statutory rate	$(2,309)	$96	$(737)
State income taxes, net of federal benefit	125	88	40
Nondeductible expenses	373	305	192
Non taxable interest income	—	(2)	(116)
Business tax credit	(1,028)	(831)	(489)
Other	(63)	72	(78)
Discontinued operations	(1,353)	(175)	(171)
Change in valuation reserve	4,460	853	1,419

Total	$205	$406	$60

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets (liabilities):
Net operating loss carryforward	$845	$120
Deferred rent	5,474	4,854
Business tax credits	2,869	1,881
Organizational and preopening costs	216	306
Impairment of assets	1,200	—
Stock-based compensation	708	503
Accrued expenses	643	—
Property and equipment	(4,601)	(4,183)
Accelerated tax depreciation	850	310
Other	134	87

Net deferred tax assets	8,338	3,878
Valuation allowance	(8,338)	(3,878)

Total	$—	$—

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The valuation allowance increased by approximately $4,460,000 and $853,000 at December 31, 2008 and 2007, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on historical operating losses, we have elected to maintain a full valuation allowance until realization of deferred tax assets is more likely than not.
At December 31, 2008, we have approximately $1,900,000 and $6,220,000 in federal and state net operating loss carryforwards, respectively, which begin expiring in 2028 for federal income tax purposes and 2011 for state income tax purposes.
In May 2006, Texas changed the franchise tax calculation for tax returns due on or after January 1, 2008 for 2007 business activity. The cumulative effect of the change did not have a material impact on our consolidated financial statements. As a result of the change, Texas net operating loss carryforwards for prior years were converted to a business tax credit of approximately $10,000 that is being used ratably over the next ten years. During 2008 and 2007, we incurred $36,000 and $40,000, respectively, of income tax expense under this tax calculation.
We also have federal business tax credit carryforwards of approximately $2,869,000 which begin expiring in 2021. These credits are also potentially subject to annual limitations due to ownership change rules under the Internal Revenue Code.
As disclosed in Note 1, we adopted the provisions of FIN 48 as of January 1, 2007. As of December 31, 2008 we had $158,000 of unrecognized tax benefits. Future changes in the unrecognized tax benefits are not expected to have a material impact on the effective tax rate, nor do we expect that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. The following table summarizes the activity related to our unrecognized tax benefits (in thousands):

Balance at January 1, 2007	$80
Increases related to current year tax positions	35
Increases attributable to tax positions taken during the prior period	52
Expiration of the statue of limitations for the assessment of taxes	—
Settlements with taxing authorities	—

Balance at December 31, 2007	$167
Increases related to current year tax positions	—
Increases attributable to tax positions taken during the prior period	1
Expiration of the statue of limitations for the assessment of taxes	(10)
Settlements with taxing authorities	—

Balance at December 31, 2008	$158

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the year ended December 31, 2008, provision for income taxes includes $12,000 in interest and penalties on unrecognized tax benefits. We had $30,000 accrued for the payment of interest and penalties at December 31, 2008.
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. Federal income tax returns for 2005 through 2008 remain open to examination, while state and local income tax returns for 2004 through 2008 remain open to examination.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Stockholders’ Equity
Preferred Stock
We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2008 or 2007.
Common Stock
On November 6, 2007, we sold 650,000 shares of common stock at a purchase price of $16.25 per share in a private placement to accredited institutional investors. We received net proceeds of $10.0 million (net of approximately $0.6 million in related fees and expenses). These proceeds are currently being utilized to fund new restaurant development and for general corporate purposes.
Stock Repurchase Program
During April 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of our common stock. We repurchased 116,200 shares at a total cost of $1,000,000 during 2008 under a section 10b5-1 purchase program. The authorization does not have an expiration date and it does not require us to purchase a specific number of shares. This authorization may be modified, suspended or terminated at any time. The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.
12. Stockholder Rights Plan
On May 27, 2008, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”) and a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of common stock. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, of the Company (the “Preferred Stock”) at a price of $55.00 per one one-thousandth of a share of Preferred Stock (the “Purchase Price”), subject to adjustment and subject to the terms and conditions set forth in the Rights Plan. The Rights will be exercisable only if a person or group acquires 20% or more of the Company’s common stock (subject to certain exceptions), and thus becomes an “Acquiring Person” under the Rights Plan, or announces or commences a tender or exchange offer the consummation of which would result in ownership by a person or group of 20% or more of the Company’s common stock. Upon any such occurrence, each Right will entitle its holder (other than such Acquiring Person or group of affiliated or associated persons and certain transferees) to purchase, at the Right’s then-current exercise price, a number of shares of the Company’s common stock having a market value of twice the exercise price. Prior to the time that any person becomes an Acquiring Person, the Rights are redeemable for $0.001 per Right at the option of the Board of Directors. The Rights will expire upon the earlier of May 28, 2011 or May 31, 2009 if the Company’s stockholders have not approved the adoption of the Rights Agreement by that date, unless earlier redeemed by the Company.
13. Stock-Based Compensation
Stock Options
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. A total of 1,075,000 shares of common stock have been reserved for issuance under our plans of which 18,621 shares were available for grant as of December 31, 2008. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options granted during 2008 and 2007 vest 25 percent each year over a four-year period, while annual recurring awards for non-employee director options vest 25 percent each quarter over a one-year period.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	2008	2007	2006
Expected volatility	36.0%	33.8%	38.6%
Risk-free interest rate	2.5%	4.8%	4.7%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.7	3.8	4.4
Weighted average fair value per option granted	$3.42	$6.19	$4.88
Activity during 2008, 2007, and 2006 under our stock award plans was as follows:

			Weighted
	Shares	Weighted	Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2005	475,879	$5.56
Granted	398,000	13.72
Forfeited	(103,514)	5.57
Exercised	(138,776)	5.80

Outstanding options at December 31, 2006	631,589	10.65
Granted	146,750	18.79
Forfeited	(43,553)	15.82
Exercised	(79,347)	6.84

Outstanding options at December 31, 2007	655,439	12.59
Granted	185,417	11.24
Forfeited	(14,800)	10.29
Exercised	(2,000)	6.00

Outstanding options at December 31, 2008	824,056	$12.34	3.56 years	$—

Exercisable at December 31, 2008	541,889	$11.45	3.36 years	$—

Stock-based compensation totaled $582,000, $607,000, and $967,000 during 2008, 2007, and 2006, respectively. The intrinsic value of options exercised during 2008, 2007, and 2006, was approximately $6,000, $764,000, and $825,000, respectively. The total fair value of shares vested during 2008, 2007, and 2006 was approximately $489,000, $629,000, and $820,000, respectively. As of December 31, 2008, there was approximately $890,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.35 years.
Information regarding options outstanding and exercisable at December 31, 2008 is as follows:

	Options Outstanding
		Weighted Average	Weighted	Options Exercisable
		Remaining	Average		Weighted
Range of		Contractual	Exercise		Average
Exercise Prices	Shares	Life (years)	Price	Shares	Exercise Price
$5.00 – $8.35	254,889	4.37	$6.35	234,889	$6.26
$10.00 – $11.79	162,417	3.83	$11.65	15,750	$11.72
$12.64 – $16.40	220,000	2.52	$14.35	195,000	$14.09
$17.51 – $19.49	186,750	3.23	$18.75	96,250	$18.75

	824,056	3.56	$12.34	541,889	$11.45

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Warrants
We issued warrants to purchase 50,000 shares of common stock at an exercise price of $6.00 per share in connection with the issuance of a convertible note in 2002. These warrants were exercisable through May 2009. During 2006, warrants with respect to 15,000 shares were exercised using a net settlement feature contained in the warrant which resulted in 10,415 shares of common stock being issued. During 2007, the remaining 35,000 shares were exercised either in cash or using a net settlement feature contained in the warrant which resulted in the issuance of 25,955 shares of common stock.
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
14. Employee Benefit Plans
Defined Contribution Plan
During 2006, we established a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2008, 2007, and 2006 were approximately $126,000, $107,000 and $34,000, respectively.
Employee Stock Purchase Plan
During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (“ESPP”) and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15 percent of employees’ eligible earnings during the offering period. The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95 percent of the fair market value of common stock on the last day of the applicable offering period. During 2008, 2007, and 2006, 18,113 shares, 5,183 shares, and 5,547 shares, respectively, were purchased under the ESPP.
15. Commitments and Contingencies
We lease restaurant and office facilities and certain real property under operating leases having terms expiring from 2011 to 2029. The restaurant leases primarily have renewal clauses of five years exercisable at the option of the Company and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the initial lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement. The leases typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs.
Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Straight-line minimum base rent	$4,900	$4,127	$3,102
Contingent rent	123	376	280

Total rent	$5,023	$4,503	$3,382

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
At December 31, 2008, we had entered into lease agreements for certain restaurant facilities currently under construction or yet to be constructed. The following table does not include obligations related to renewal option periods even if it is reasonably assured that we will exercise the related option. Future minimum lease payments under operating leases at December 31, 2008, were as follows (in thousands):

2009	$6,023
2010	7,094
2011	7,337
2012	7,282
2013	7,304
Thereafter	34,845

Total minimum lease payments	$69,885

16. Litigation
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
17. Quarterly Results of Operations (Unaudited)
The following table presents certain unaudited consolidated financial data for each of the four quarters in 2008 and 2007. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter. Amounts are shown in thousands, except per share data.

	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Restaurant sales	$18,103	$19,685	$19,454	$18,573	$14,807	$18,605	$18,652	$17,457
(Loss) income from operations	(657)	(361)	(740)	(5,279)	(623)	385	592	(615)
(Loss) income from continuing operations	(562)	(348)	(733)	(5,354)	(487)	425	621	(694)

Loss from discontinued operations	(111)	(187)	(3,161)	(45)	(56)	(112)	(177)	(189)

Net (loss) income	(673)	(535)	(3,894)	(5,399)	(543)	313	444	(883)

Basic net (loss) income per share:
Continuing operations	$(0.08)	$(0.05)	$(0.11)	$(0.82)	$(0.08)	$0.07	$0.11	$(0.11)
Discontinued operations	(0.02)	(0.03)	(0.49)	(0.01)	(0.01)	(0.02)	(0.03)	(0.03)

Net (loss) income	$(0.10)	$(0.08)	$(0.60)	$(0.83)	$(0.09)	$0.05	$0.08	$(0.14)

Diluted net (loss) income per share:
Continuing operations	$(0.08)	$(0.05)	$(0.11)	$(0.82)	$(0.08)	$0.07	$0.10	$(0.11)
Discontinued operations	(0.02)	(0.03)	(0.49)	(0.01)	(0.01)	(0.02)	(0.03)	(0.03)

Net (loss) income	$(0.10)	$(0.08)	$(0.60)	$(0.83)	$(0.09)	$0.05	$0.07	$(0.14)

Weighted average shares used in computation:
Basic	6,609	6,565	6,498	6,502	5,854	5,866	5,891	6,319

Diluted	6,609	6,565	6,498	6,502	5,854	6,233	6,238	6,319

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Subsequent Event (Unaudited)
On March 6, 2009, we entered into a Note and Warrant Purchase Agreement (the “Agreement”) with certain accredited investors whereby we sold $1.2 million aggregate principal amount of 10% unsecured subordinated notes (“Notes”) and warrants (“Warrants”) to purchase shares of our common stock. The Notes were sold to accredited investors pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Notes, the Warrants, and the securities issuable upon exercise of the Warrants have not been registered under the Securities Act, and may not be sold, offered for sale, assigned, transferred, or otherwise disposed of, absent registration or an applicable exemption from registration under the Securities Act.
The principal and accrued interest outstanding under the Notes are due and payable upon the earlier of (i) September 2, 2009 or (ii) the closing of any offering of equity securities by the Company generating gross proceeds to the Company of at least $2.5 million. Interest on the Notes is payable on the last day of each month, commencing on April 30, 2009. We may prepay the principal and accrued interest outstanding under the Notes at anytime without penalty. The interest rate on the Notes will increase to 16% if the Notes are outstanding after maturity or upon any other event of default as specified in the Agreement.
For each $100,000 issued in Notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of the Company’s common stock during the five trading days prior to the date of issuance.
We intend to use the net proceeds from the offering to supplement our operating cash flows and fund capital expenditure requirements.

Exhibit Index

Exhibit
Number		Exhibit
3.1		Amended and Restated Certificate of Incorporation of the Registrant (2)
3.3		Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (7)
3.4		Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (10)
4.1		Form of Common Stock Certificate (3)
4.2		Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3		Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4		Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.5		Rights Agreement, dated May 27, 2008 between Kona Grill, Inc. and Continental Stock Transfer & Trust, as rights agent (10)
4.6		Form of Promissory Note (11)
4.7		Form of Warrant (11)
10.3	*	Employment Agreement, effective October 1, 2003, between the Company and Jason J. Merritt (1)
10.4	*	Employment Letter Agreement, effective October 15, 2004, between the Company and Mark S. Robinow (1)
10.6	(a)	Loan Agreement, dated May 19, 2003, between GE Capital Franchise Finance Corporation and Kona Grill Kansas City, Inc. (1)
10.6	(b)	Promissory Note, dated May 19, 2003, issued by Kona Grill Kansas City, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.7	(a)	Loan Agreement, dated April 30, 2004, between GE Capital Franchise Finance Corporation and Kona Grill Las Vegas, Inc. (1)
10.7	(b)	Promissory Note, dated April 30, 2004, issued by Kona Grill Las Vegas, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.8	(a)
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

10.8	(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.10	*	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11	*	Kona Grill, Inc. 2005 Stock Award Plan (2)
10.12	*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (4)
10.15	*	Form of Stock Option Agreement (2005 Stock Award Plan) (5)
10.16	*	Employment Agreement, dated as of September 26, 2006, between the Company and Marcus E. Jundt (6)
10.17		Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto (8)
10.18		Common Stock Purchase Warrant, dated February 4, 2008, in favor of Richard J. Hauser (9)
10.19		Common Stock Purchase Warrant, dated February 4, 2008, in favor of Marcus E. Jundt (9)
10.21		Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (11)
21		List of Subsidiaries
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.

(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, as filed on September 28, 2006.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007.

(9)	Incorporated by reference to the Registrant’s Form 10-K filed on March 14, 2008.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.