Form 10-Q
period 2009-03-31
KONA GRILL INC
filed 2009-05-06
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of April 30, 2009, there were 6,520,313 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,493	$2,477
Investments	686	370
Receivables	422	980
Other current assets	916	938

Total current assets	4,517	4,765
Long-term investments	6,513	6,491
Other assets	788	794
Property and equipment, net	55,353	53,504

Total assets	$67,171	$65,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,490	$4,335
Accrued expenses	4,949	4,878
Current portion of notes payable	731	717
Line of credit	4,574	2,488
Bridge loan, net	1,140	—

Total current liabilities	14,884	12,418
Notes payable	1,132	1,320
Deferred rent	16,443	16,218

Total liabilities	32,459	29,956

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 6,636,513 shares issued and 6,520,313 shares outstanding at March 31, 2009 and 6,628,191 shares issued and 6,511,991 shares outstanding at December 31, 2008	66	66
Additional paid-in capital	53,949	53,739
Treasury stock, at cost, 116,200 shares at March 31, 2009 and December 31, 2008	(1,000)	(1,000)
Accumulated deficit	(18,303)	(17,207)

Total stockholders’ equity	34,712	35,598

Total liabilities and stockholders’ equity	$67,171	$65,554

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Restaurant sales	$19,455	$18,103
Costs and expenses:
Cost of sales	5,097	5,193
Labor	6,749	6,127
Occupancy	1,520	1,256
Restaurant operating expenses	3,030	2,588
General and administrative	1,887	1,852
Preopening expense	500	178
Depreciation and amortization	1,741	1,566

Total costs and expenses	20,524	18,760

Loss from operations	(1,069)	(657)
Nonoperating income (expense):
Interest income and other, net	48	204
Interest expense	(32)	(34)

Loss from continuing operations before provision for income taxes	(1,053)	(487)
Provision for income taxes	30	75

Loss from continuing operations	(1,083)	(562)
Loss from discontinued operations, net of tax	(13)	(111)

Net loss	$(1,096)	$(673)

Net loss per share — Basic:
Continuing operations	$(0.17)	$(0.08)
Discontinued operations	—	(0.02)

Net loss	$(0.17)	$(0.10)

Net loss per share — Diluted:
Continuing operations	$(0.17)	$(0.08)
Discontinued operations	—	(0.02)

Net loss	$(0.17)	$(0.10)

Weighted average shares used in computation:
Basic	6,512	6,609

Diluted	6,512	6,609

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(1,096)	$(673)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,741	1,658
Stock-based compensation expense	127	128
Amortization of debt discount	10	—
Change in operating assets and liabilities:
Receivables	558	(273)
Other current assets	22	156
Accounts payable	(152)	525
Accrued expenses	71	23
Deferred rent	225	174

Net cash provided by operating activities	1,506	1,718

Investing activities
Purchase of property and equipment	(4,283)	(3,442)
Decrease (increase) in other assets	6	(17)
Net purchases and sales of investments	(338)	35

Net cash used in investing activities	(4,615)	(3,424)

Financing activities
Net borrowings on line of credit	2,086	—
Proceeds from bridge loan	1,200	—
Repayments of notes payable	(174)	(161)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	13	28

Net cash provided by (used in) financing activities	3,125	(133)

Net increase (decrease) in cash and cash equivalents	16	(1,839)
Cash and cash equivalents at the beginning of the period	2,477	4,991

Cash and cash equivalents at the end of the period	$2,493	$3,152

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$32	$34

Noncash investing activities
Decrease in accounts payable related to property and equipment additions	$(693)	$(605)
See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 22 restaurants in 14 states throughout the United States.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2008.
Recent Accounting Pronouncements
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”) for financial assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. See Note 4 for further discussion of fair value measurements. We adopted SFAS 157 for non-financial assets and liabilities effective January 1, 2009.
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
In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of securities.
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. This FSP reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. In addition, this FSP requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.
•	FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, this FSP changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim disclosures regarding the fair values of financial instruments that are not currently reflected on the balance sheet at fair value. Additionally, this FSP requires disclosure on the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.
These FSPs are effective for our second quarter ended June 30, 2009. These FSPs are not expected to have a material effect on our financial condition or results of operations.
2. Discontinued Operations
On September 13, 2008, we closed our Naples, Florida restaurant to focus our attention on our profitable locations and to position our concept to generate profit from operations. As a result of the closure, we recorded non-cash asset impairment charges of $2,158,000 as well as ongoing contractual lease obligations, restaurant-level closing costs, and employee termination benefits, net of deferred costs, of approximately $800,000 during the third quarter of 2008. Contractual lease obligations associated with the Naples’ closure are included in deferred rent on our accompanying consolidated balance sheet as of March 31, 2009 and December 31, 2008.
We determined that the closure met the criteria for classification as a discontinued operation during 2008. During the first quarter of 2009, we recorded $13,000 in loss from discontinued operations, net of tax for accretion of contractual lease obligations. Loss from discontinued operations, net of tax for the three months ended March 31, 2008, is comprised of the following (in thousands):

Restaurant sales	$693

Loss from discontinued operations before income tax benefit	$(136)
Income tax benefit	25

Loss from discontinued operations, net of tax	$(111)

3. Investments
The following is a summary of our investments (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
March 31, 2009
Short-term investments — Available-for-sale securities:
Certificates of deposit	$372	$—	$372
Money market securities	314	—	314
Long-term investments — Trading securities:
Auction rate securities	6,513	—	6,513

Total investments	$7,199	$—	$7,199

December 31, 2008
Short-term investments — Available-for-sale securities:
Certificates of deposit	$370	$—	$370
Long-term investments — Trading securities:
Auction rate securities	6,491	—	6,491

Total investments	$6,861	$—	$6,861

As of March 31, 2009, our investment portfolio included auction rate securities with a par value of $6.6 million. These securities are primarily AAA rated long term debt obligations secured by student loans, of which approximately $6.0 million or 90% of the par value is guaranteed by the federal government under the Federal Family Education Loan Program. In addition, one of the securities not fully comprised of federal government guaranteed loans is A rated, but has an insurance policy guaranteeing both the principal and accrued interest. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. Since February 2008, events in the credit markets have adversely affected the auction market for these types of securities and auctions for these securities have failed to settle on their respective settlement dates. As a result of the liquidity issues experienced in the credit markets, all of our auction rate securities have experienced failed auctions since February 13, 2008 and therefore do not currently have a readily determinable market value. We estimated the fair value of our auction rate securities using valuation models provided by third parties and internal analyses. The valuation models require numerous assumptions and assessments, including the following: (i) collateralization underlying each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) the creditworthiness of the counterparty; and (iv) the current illiquidity of the investments.
Our auction rate securities are classified as non-current, trading securities as they are subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights. The agreement allows us the right to put the securities back to UBS at full par value between June 30, 2010 and July 2, 2012. In conjunction with this agreement, we elected to apply the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to this put option. Also as part of this agreement, UBS agreed to provide a line of credit through June 30, 2010 that is secured by the auction rate securities held with UBS. Both the put option and the auction rate securities are being marked to market value through the consolidated statements of operations each period. At March 31, 2009, the fair value of the put option and the auction rate securities was estimated at $549,000 and $5,964,000, respectively, and is included in long-term investments in our consolidated balance sheets. As a result, we recorded a gain of $22,000 that is included in interest income and other, net for the three months ended March 31, 2009. As of March 31, 2009, we continued to classify our auction rate securities as long-term investments on our consolidated balance sheet due to the expected timing of when these securities will be redeemed at par value by our broker. We continue to earn interest on our auction rate securities at the maximum contractual rate which approximated 1.5% as of March 31, 2009.
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
Our short-term investments represent fixed income and money market securities that are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Money market securities represent collateral for a letter of credit required under certain lease obligations.

Our investments in auction rate securities are classified within level 3 because they are valued using a discounted cash flow model (see Note 3). The fair value of the put option is determined by comparing the fair value of the related auction rate securities to their par values and also considers the credit risk associated with UBS. This put option will be adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified within level 3 in the hierarchy. The following table presents information about our assets measured at fair value on a recurring basis at March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Certificates of deposit	$372	$—	$—	$372
Money market securities	314	—	—	314
Auction rate securities (including put option)	—	—	6,513	6,513

	$686	$—	$6,513	$7,199

The following table summarizes the changes in fair value of our Level 3 auction rate securities as follows (in thousands):

Three Months Ended
March 31, 2009

Balance at December 31, 2008	$6,491
Transfer to Level 3	—
Total gains or losses (realized and unrealized)
Included in earnings	22
Included in other comprehensive loss	—
Net settlements	—

Balance at March 31, 2009	$6,513

5. Net Loss Per Share
Basic net loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,083)	$(562)
Loss from discontinued operations	(13)	(111)

Net loss	$(1,096)	$(673)

Denominator:
Weighted average shares — basic	6,512	6,609
Effect of dilutive stock options and warrants	—	—

Weighted average shares — diluted	6,512	6,609

Net loss per share — Basic and Diluted:
Continuing operations	$(0.17)	$(0.08)
Discontinued operations	—	(0.02)

Net loss	$(0.17)	$(0.10)

For the three months ended March 31, 2009 and 2008, there were approximately 1,176,000, and 1,024,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Accrued payroll	$2,015	$1,846
Business and income taxes	632	663
Sales taxes	618	643
Gift cards	539	654
Accrued occupancy	212	255
Other	933	817

	$4,949	$4,878

7. Debt and Credit Agreements
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker in which we have invested in auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with the broker. Available borrowings under the line of credit are based upon terms specified in the agreement and are subject to adjustment by UBS after consideration of various factors. At March 31, 2009, $4,574,000 was outstanding under the line of credit. See Note 3 for further information on the auction rate securities and the settlement agreement. Borrowings under the line of credit are callable by the broker at any time. The line of credit is structured at a cost that effectively offsets the interest earned on the auction rate securities. As a result of this callable feature, the line of credit is classified as short-term in the accompanying consolidated balance sheets, even though the loan does not expire until June 30, 2010.
Bridge Loan
On March 6, 2009, and as amended on April 7, 2009, we entered into a Note and Warrant Purchase Agreement (the “Agreement”) with certain accredited investors whereby we sold $1,200,000 aggregate principal amount of 10% unsecured subordinated notes (“Notes”) and warrants to purchase shares of our common stock. The principal and accrued interest outstanding under the Notes are due and payable upon the closing of any offering of equity securities by us generating gross proceeds to us of at least $2,500,000. Interest on the Notes is payable on the last day of each month, commencing on April 30, 2009. We may prepay the principal and accrued interest outstanding under the Notes at anytime without penalty. The interest rate on the Notes will increase to 16% per annum if the Notes are outstanding after September 2, 2009 or upon any event of default as specified in the Agreement.
For each $100,000 issued in Notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. In connection with the issuance of the warrants, we recorded a discount to the bridge loan and a corresponding increase in stockholders’ equity of $70,000 due to the warrants. The value of the warrants was derived through application of the Black-Scholes option pricing model. We amortized the debt discount to interest expense in the amount of $10,000 for the three months ended March 31, 2009.

8. Stock-Based Compensation
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees and non-employee directors. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five or ten years from the date of grant. Employee stock options generally vest 25 percent each year over a four-year period, while annual recurring awards for non-employee director options vest 25 percent each quarter over a one-year period.
The fair value of stock options granted during the three months ended March 31, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Expected volatility	50.2%	35.7%
Risk-free interest rate	1.7%	2.5%
Expected option life (in years)	4.0	3.7
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$0.78	$3.53
We recognized stock-based compensation expense of $127,000 and $128,000 during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, there was approximately $744,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.2 years.
9. Comprehensive Loss
Comprehensive loss is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net loss and changes in unrealized gains or losses on available-for-sale securities. The components of comprehensive loss for the three months ended March 31, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net loss	$(1,096)	$(673)
Net unrealized losses on available-for-sale securities	—	(353)

Total comprehensive loss	$(1,096)	$(1,026)

10. Commitments and Contingencies
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 contained in our 2008 Annual Report on Form 10-K. The following discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, and projections of restaurant sales and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2008 and other reports filed from time to time with the SEC.
Overview
We currently own and operate 22 restaurants located in 14 states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is mostly standardized for all of our restaurants allowing us to deliver consistent quality meals. We believe that our vast menu and generous portions, combined with an average check of approximately $24.00 per guest, offers our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. Over the last four years, we have funded development of new restaurants primarily from the proceeds of our initial public offering, our private offering of common stock completed during November 2007, our bridge financing completed in March 2009, and cash flows from operations. We plan to open four restaurants during 2009, including our Richmond, Virginia restaurant which opened on January 22, 2009 and our Woodbridge, New Jersey restaurant which opened on April 28, 2009. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. We believe that in a stable economic environment our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
As of September 13, 2008, we closed our restaurant in Naples, Florida to focus more on our profitable locations. As a result, we classified the Naples’ restaurant operations and related closure costs as discontinued operations in our consolidated financial statements.
We experience various trends in our operating cost structure. Cost of sales, labor, occupancy, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on costs of sales, labor, occupancy, restaurant operating expenses, and preopening expenses. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

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
Restaurant Operating Profit. Restaurant operating profit is defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, or preopening expenses. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors.
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
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Restaurant sales growth	7.5%	22.3%
Same-store sales percentage change (1)	(9.6)%	(2.4)%
Average weekly sales — comparable restaurant base (2)	$73,347	$81,122
Average weekly sales — non-comparable restaurant base (3)	$66,331	$80,106
Average unit volume (in thousands) (4)	$936	$1,060
Sales per square foot (4)	$132	$150
Restaurant operating profit (in thousands) (5)	$3,059	$2,939
Restaurant operating profit as a percentage of sales (5)	15.7%	16.3%

(1)	Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with generally accepted accounting principles and should not be considered in isolation or as an alternative to income (loss) from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies.

The table below sets forth our calculation of restaurant operating profit and reconciliation to loss from operations, the most comparable GAAP measure.

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Restaurant sales	$19,455	$18,103
Costs and expenses:
Cost of sales	5,097	5,193
Labor	6,749	6,127
Occupancy	1,520	1,256
Restaurant operating expenses	3,030	2,588

Restaurant operating profit	3,059	2,939

Deduct — other costs and expenses
General and administrative	1,887	1,852
Preopening expense	500	178
Depreciation and amortization	1,741	1,566

Loss from operations	$(1,069)	$(657)

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2009	2008

Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	26.2	28.7
Labor	34.7	33.8
Occupancy	7.8	6.9
Restaurant operating expenses	15.6	14.3

Restaurant operating profit	15.7	16.3

Deduct — other costs and expenses
General and administrative	9.7	10.2
Preopening expense	2.6	1.0
Depreciation and amortization	8.9	8.7

Loss from operations	(5.5)%	(3.6)%

	Three Months Ended	Year Ended
	March 31, 2009	December 31, 2008
Store Growth Activity
Beginning Restaurants	20	18
Openings	1	3
Closings	—	(1)

Total	21	20

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended March 31,
	2009	2008

Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	26.2	28.7
Labor	34.7	33.8
Occupancy	7.8	6.9
Restaurant operating expenses	15.6	14.3
General and administrative	9.7	10.2
Preopening expense	2.6	1.0
Depreciation and amortization	8.9	8.7

Total costs and expenses	105.5	103.6
Loss from operations	(5.5)	(3.6)
Nonoperating income (expense):
Interest income and other, net	0.2	1.1
Interest expense	(0.2)	(0.2)

Loss from continuing operations before provision for income taxes	(5.5)	(2.7)
Provision for income taxes	0.1	0.4

Loss from continuing operations	(5.6)	(3.1)
Loss from discontinued operations, net of tax	—	(0.6)

Net loss	(5.6)%	(3.7)%

Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
Restaurant Sales. Restaurant sales increased by $1.4 million, or 7.5% to $19.5 million during the first quarter of 2009 from $18.1 million during the prior year period. The sales increase was primarily the result of restaurant sales associated with the opening of four new restaurants since June 2008, partially offset by an overall reduction in guest traffic at our existing restaurants resulting from the slowdown in the U.S. economy which has negatively impacted overall consumer traffic in the restaurant industry. Reduced guest traffic resulted in a comparable restaurant sales decline of 9.6% during the first quarter of 2009. In particular, lower levels of guest traffic were experienced by our restaurants located in areas greatly affected by the housing and economic crisis, including Arizona, Nevada, and Michigan.
Cost of Sales. Cost of sales decreased $0.1 million, or 1.8% to $5.1 million during the first quarter of 2009 from $5.2 million during the prior year period. Cost of sales as a percentage of restaurant sales decreased 2.5% to 26.2% during the first quarter of 2009 from 28.7% during the prior year period. Cost of sales during the first quarter of 2009 benefited from increased purchasing efficiency and reduced waste resulting from the rollout of an automated food cost and inventory management system that was completed during July 2008. Cost of sales during the first quarter of 2009 was also positively affected by lower costs for certain commodities.
Labor. Labor costs for our restaurants increased $0.6 million, or 10.2% to $6.7 million during the first quarter of 2009 from $6.1 million during the prior year period. This increase was primarily due to the opening of four new restaurants since June 2008. Labor expenses as a percentage of restaurant sales increased 0.9% to 34.7% during the first quarter of 2009 from 33.8% during the first quarter of 2008. This increase was primarily the result of reduced leverage of fixed labor costs resulting from lower average sales volumes. In addition, higher average salaries to attract and retain qualified restaurant managers and federal and state minimum wage increases implemented during the second half of 2008 and the beginning of 2009 contributed to increased labor costs as a percentage of sales.

Occupancy. Occupancy expense increased by $0.3 million, or 21.0% to $1.5 million during the first quarter of 2009 from $1.2 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.9% to 7.8% during the first quarter of 2009 from 6.9% during the first quarter of 2008. The increase reflects decreased leverage of the fixed portion of these costs from lower average weekly sales, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $0.4 million, or 17.1% to $3.0 million during the first quarter of 2009 from $2.6 million during the first quarter of 2008. Restaurant operating expenses as a percentage of restaurant sales increased 1.3% to 15.6% during the first quarter of 2009 from 14.3% during the prior year period. During the first quarter of 2009, higher utilities costs and increased repair and maintenance costs as well as reduced leverage from lower average weekly sales contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses were flat at $1.9 million during both the first quarter of 2009 and 2008. During the first quarter of 2009, lower salary costs resulting from the downsizing and realignment of certain corporate office staff combined with reduced travel expenses were offset by approximately $0.1 million in legal fees associated with stockholder activities. General and administrative expenses as a percentage of restaurant sales decreased 0.5% to 9.7% of restaurant sales during the first quarter of 2009 compared to 10.2% of restaurant sales during the prior year period as we leverage these costs over a larger revenue base.
Preopening Expense. Preopening expense increased $0.3 million to $0.5 million during the first quarter of 2009 compared to $0.2 million during the first quarter of 2008. The increase in preopening expense is attributable to the timing of new restaurant openings. Preopening expense for the first quarter of 2009 is primarily attributable to costs associated with the opening of one restaurant during the first quarter of 2009 and the planned opening of a restaurant during the second quarter of 2009 compared to no restaurant openings during the first quarter of 2008.
Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 11.1% to $1.7 million during the first quarter of 2009 from $1.5 million during the prior year period. The increase was primarily the result of additional depreciation and amortization from four restaurants opened since June 2008. Depreciation expense for the first quarter of 2009 reflects a reduction of approximately $0.1 million due to the fourth quarter of 2008 impairment of long-lived assets at our Lincolnshire, Illinois restaurant. Depreciation and amortization expense as a percentage of restaurant sales increased 0.2% to 8.9% during the first quarter of 2009 from 8.7% during the first quarter of 2008 reflecting reduced leverage of these fixed costs from lower average weekly sales.
Interest Income and Other, Net. Interest income and other, net decreased during the first quarter of 2009 due to lower average interest rates coupled with lower average investment balances, as compared to the prior year. Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense was essentially flat when comparing the first quarter of 2009 to the first quarter of 2008.
Provision for Income Taxes. During the first quarter of 2009, we recorded income taxes of $30,000 compared to $75,000 during the first quarter of 2008. The provision for income taxes for both periods reflects taxes for states in which taxes are not calculated based upon net income.

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
Liquidity and Capital Resources
Our primary capital requirements are for new restaurant development. During the last four years, we have funded our development of new restaurants primarily from the proceeds of our initial public offering, cash flows from operations, and the sale of debt and equity securities in private placement transactions. Subject to availability of capital on terms acceptable to us, we intend to continue developing new restaurants in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. Similar to many restaurant chains, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip our restaurants. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, labor markets and other variables. Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances typically require a significantly higher cash investment. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.

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
Based upon anticipated cash flow generated from operations and availability under our line of credit, we have insufficient cash to fund all planned restaurant openings during 2009. As a result of our need for capital to fund new restaurant construction, our Board of Directors has formed a special committee to work closely with management and the Company’s outside professional advisors to identify, review and oversee the structuring, negotiation and execution of reasonable financing alternatives in the best interests of the Company and its stockholders. The special committee recommended, and the Board of Directors approved, the bridge loan financing and rights offering transactions described below.
Our current operations generate sufficient cash flow to fund current operations and general and administrative costs. Due to a shortfall of available capital, we have suspended construction of one restaurant and delayed the start of construction on another restaurant planned to open in 2009 pending the receipt of additional debt or equity funding. We are seeking to raise capital through public or private equity or debt financing, including the rights offering described below. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.
Bridge Loan
On March 6, 2009, and as amended on April 7, 2009, we entered into a Note and Warrant Purchase Agreement (the “Agreement”) with certain accredited investors whereby we sold $1.2 million aggregate principal amount of 10% unsecured subordinated notes (“Notes”) and warrants to purchase shares of our common stock. The principal and accrued interest outstanding under the Notes are due and payable upon the closing of any offering of equity securities by the Company generating gross proceeds to the Company of at least $2.5 million. Interest on the Notes is payable on the last day of each month, commencing on April 30, 2009. We may prepay the principal and accrued interest outstanding under the Notes at anytime without penalty. The interest rate on the Notes will increase to 16% per annum if the Notes are outstanding after September 2, 2009 or upon any event of default as specified in the Agreement. For each $100,000 issued in Notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of the Company’s common stock during the five trading days prior to the date of issuance.
Rights Offering
As part of the Agreement, we filed with the SEC a registration statement on Form S-3 to reflect a rights offering with targeted gross proceeds to the Company of $3.5 million (the “Rights Offering”) pursuant to which each stockholder of the Company received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009. Each subscription right entitles the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the Agreement provide that any shares of common stock that are not subscribed for in the Rights Offering will be offered to the investors of the Notes on a pro rata basis based on the aggregate principal amount of Notes outstanding and at the same subscription price as offered to the existing stockholders in the Rights Offering. The subscription rights expire on May 22, 2009.

Equipment Loans
As of March 31, 2009, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $1.9 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2008.
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker in which we have invested in auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with the broker. Available borrowings under the line of credit are based upon terms specified in the agreement and subject to adjustment by UBS after consideration of various factors. At March 31, 2009, $4,574,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by the broker at any time. The line of credit is structured at a cost that effectively offsets the interest earned on the auction rate securities. As a result of this callable feature, the line of credit is classified as short-term in the accompanying consolidated balance sheets, even though the loan does not expire until June 30, 2010. See Note 3 to the unaudited consolidated financial statements for further information on the auction rate securities and the settlement agreement.
Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2009	2008
Net cash provided by (used in):
Operating activities	$1,506	$1,718
Investing activities	(4,615)	(3,424)
Financing activities	3,125	(133)

Net increase (decrease) in cash and cash equivalents	$16	$(1,839)

Operating Activities. During the first three months of 2009, net cash provided by operating activities was $1.5 million and exceeded our net loss by $2.6 million due principally to the effect of depreciation and amortization and the receipt of landlord tenant improvement allowances. During the first quarter of 2008, net cash provided by operating activities was $1.7 million and exceeded our net loss by $2.4 million due principally to the effect of depreciation and amortization and the timing of payment of accounts payable.
Investing Activities. We fund the development and construction of our new restaurants primarily with cash and short-term investments and borrowings under our line of credit and bridge loan. Net cash used in investing activities was $4.6 million during the first quarter of 2009 reflecting $4.3 million primarily to fund construction at our Richmond, Virginia and Woodbridge, New Jersey restaurants. Net cash used for investing activities was $3.4 million during the first quarter of 2008, primarily reflecting the funding of construction at our Gilbert, Arizona and West Palm Beach, Florida restaurants.

Financing Activities. Net cash provided by financing activities was $3.1 million during the first quarter of 2009 reflecting $2.1 million in net borrowings under our line of credit and $1.2 million in proceeds from a bridge loan financing transaction completed during March 2009, partially offset by $0.2 million in principal payments on equipment loans. Net cash used in financing activities was $0.1 million for the first quarter of 2008 principally consisting of principal payments on equipment loans, partially offset by proceeds from the issuance of common stock from the exercise of stock options and employee stock plan purchases.
Critical Accounting Policies
Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective, or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.
Interest Rates
We are exposed to market risk primarily from fluctuations in interest rates on our investments. We held approximately $7.2 million in investments as of March 31, 2009. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For the three months ended March 31, 2009, the average interest rate earned on our investments was approximately 1.5%. A hypothetical 100 basis point decline in the interest rate earned on our investments would not materially impact our results of operations or financial condition.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 1, 2009, Samuel Beren, as trustee for the Samuel Beren Trust, filed a stockholder derivative suit in the Court of Chancery of the State of Delaware. The suit was brought on behalf of us against our directors and the purchasers of our subordinated promissory notes and warrants issued pursuant to a Note and Warrant Purchase Agreement dated March 6, 2009, and names us as a nominal defendant. The complaint alleges that our directors breached their fiduciary duties of loyalty, good faith, and due care to us, and that the noteholders aided and abetted such breach, in connection with certain of our fundraising efforts. The suit seeks unspecified damages, interest, reasonable attorneys’ fees, expert witness fees and other costs, and any further relief the court deems just and proper. We believe that the allegations in the complaint are without merit and we intend to defend vigorously this action.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2008 and the Registration Statement on Form S-3 filed on April 10, 2009 (SEC file no. 333-158278). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of Kona Grill, Inc. (2)
3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (4)
4.1	Form of Common Stock Certificate (3)
4.2	Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.5	Rights Agreement, dated May 27, 2008 between Kona Grill, Inc. and Continental Stock Transfer & Trust, as rights agent (4)
4.7	Form of Warrant (March 2009 Note Offering) (5)
4.8	Form of Subscription Rights Certificate (6)
4.9	Form of First Amended and Restated Promissory Note (March 2009 Note Offering) (7)
10.21	Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

(5)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2008.

(6)	Incorporated by reference to the Registrant’s Registration Statement on Form S-3 filed on March 30, 2009.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.
/s/ Marcus E. Jundt
Marcus E. Jundt
Chairman of the Board, President and Chief Executive Officer

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)
Date: May 5, 2009

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