Form 10-Q
period 2009-06-30
KONA GRILL INC
filed 2009-08-14
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, there were 9,141,121 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,994	$2,477
Investments	7,036	370
Receivables	351	980
Other current assets	1,456	938

Total current assets	13,837	4,765
Long-term investments	—	6,491
Other assets	748	794
Property and equipment, net	55,157	53,504

Total assets	$69,742	$65,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,938	$4,335
Accrued expenses	6,072	4,878
Current portion of notes payable	745	717
Line of credit	6,586	2,488

Total current liabilities	15,341	12,418
Notes payable	940	1,320
Deferred rent	15,506	16,218

Total liabilities	31,787	29,956

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,257,321 shares issued and 9,141,121 shares outstanding at June 30, 2009 and 6,628,191 shares issued and 6,511,991 shares outstanding at December 31, 2008	92	66
Additional paid-in capital	57,380	53,739
Treasury stock, at cost, 116,200 shares at June 30, 2009 and December 31, 2008	(1,000)	(1,000)
Accumulated deficit	(18,517)	(17,207)

Total stockholders’ equity	37,955	35,598

Total liabilities and stockholders’ equity	$69,742	$65,554

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Restaurant sales	$21,468	$19,685	$40,923	$37,788
Costs and expenses:
Cost of sales	5,461	5,369	10,558	10,562
Labor	7,269	6,380	14,018	12,507
Occupancy	1,536	1,244	3,056	2,500
Restaurant operating expenses	3,242	2,902	6,272	5,490
General and administrative	2,661	2,026	4,548	3,878
Preopening expense	352	541	852	719
Depreciation and amortization	1,812	1,584	3,553	3,150

Total costs and expenses	22,333	20,046	42,857	38,806

Loss from operations	(865)	(361)	(1,934)	(1,018)
Nonoperating income (expense):
Interest income and other, net	77	105	125	309
Interest expense	(99)	(17)	(131)	(51)

Loss from continuing operations before provision for income taxes	(887)	(273)	(1,940)	(760)
Provision for income taxes	30	75	60	150

Loss from continuing operations	(917)	(348)	(2,000)	(910)
Gain (loss) from discontinued operations, net of tax	703	(187)	690	(298)

Net loss	$(214)	$(535)	$(1,310)	$(1,208)

Net (loss) income per share—basic and diluted (Note 5):
Continuing operations	$(0.11)	$(0.04)	$(0.25)	$(0.11)
Discontinued operations	0.08	(0.03)	0.09	(0.04)

Net loss	$(0.03)	$(0.07)	$(0.16)	$(0.15)

Weighted average shares used in computation (Note 5):
Basic	8,278	8,081	8,147	8,108

Diluted	8,278	8,081	8,147	8,108

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net loss	$(1,310)	$(1,208)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,553	3,333
Stock-based compensation expense	307	265
Amortization of debt discount	70	—
Change in operating assets and liabilities:
Receivables	629	(769)
Other current assets	(518)	(104)
Accounts payable	20	790
Accrued expenses	1,194	190
Deferred rent	(712)	1,112

Net cash provided by operating activities	3,233	3,609

Investing activities
Purchase of property and equipment	(7,623)	(6,539)
Decrease (increase) in other assets	46	(47)
Net purchases and sales of investments	(175)	7,222

Net cash (used in) provided by investing activities	(7,752)	636

Financing activities
Net borrowings on line of credit	4,098	—
Proceeds from bridge loan	1,200	—
Repayment of bridge loan	(1,200)	—
Repayments of notes payable	(352)	(326)
Proceeds from issuance of common stock, net of issuance costs	3,245	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	45	46
Purchase of treasury stock	—	(1,000)

Net cash provided by (used in) financing activities	7,036	(1,280)

Net increase in cash and cash equivalents	2,517	2,965
Cash and cash equivalents at the beginning of the period	2,477	4,991

Cash and cash equivalents at the end of the period	$4,994	$7,956

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$62	$51

Noncash investing activities
Decrease in accounts payable related to property and equipment	$(2,417)	$(661)
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
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
Effective January 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). Under this Statement, we may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. We elected the fair value option for rights issued by our broker related to our investments in auction rate securities. See Note 3 for further discussion of these rights.
In April 2009, the FASB issued three FASB Staff Positions (“FSPs”) in order to provide additional application guidance and enhance disclosures regarding fair value measurements and impairment of securities.
•	FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. This FSP reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. In addition, this FSP requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques.
•	FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments,” amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, this FSP changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component is recognized in earnings and the remainder of the impairment is recorded in other comprehensive income.

•	FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires interim disclosures regarding the fair values of financial instruments that are not currently reflected on the balance sheet at fair value. Additionally, this FSP requires disclosure on the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.
We adopted these FSP’s for our second quarter ended June 30, 2009. The adoption did not have a material effect on our financial condition or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. In connection with preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of June 30, 2009 through August 14, 2009, the date the financial statements were issued.
2. Discontinued Operations
Discontinued operations include results attributable to our Naples, Florida restaurant that was closed during the third quarter of 2008. Gain (loss) from discontinued operations includes both the historical results of operations as well as exit costs. During the second quarter of 2009, we entered into a settlement agreement for the termination of the lease for $700,000. As the settlement amount was less than the lease termination accrual previously recorded in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a gain of $703,000, after deducting fees and other expenses, during the second quarter of 2009. Gain (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Restaurant sales	$—	$498	$—	$1,191

Gain (loss) from discontinued operations before income tax benefit	$703	$(212)	$690	$(348)
Income tax benefit	—	25	—	50

Gain (loss) from discontinued operations, net of tax	$703	$(187)	$690	$(298)

Activity associated with the lease termination accrual is summarized below (in thousands):

Balance at December 31, 2008	$1,417
Cash payments	—
Non-cash activity	(690)

Balance at June 30, 2009	$727

Non-cash activity reflects the updated estimate of lease termination costs based upon the settlement agreement discussed above. The lease settlement requires an initial payment of $350,000 that was paid during July 2009 and the remaining amount due of $361,000, including interest at a 6% annual rate, is payable in 12 equal monthly installments beginning in August 2009. Settlement fees, including legal expenses, of $667,000 and $60,000 are included in accrued expenses and deferred rent, respectively, on the consolidated balance sheet as of June 30, 2009 based upon the estimated timing of the payments.

3. Investments
The following is a summary of our investments (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
June 30, 2009
Short-term investments:
Certificates of deposit	$170	$—	$170
Money market securities	314	—	314
Auction rate securities	5,965	—	5,965
Put option on auction rate securities	587	—	587

Total investments	$7,036	$—	$7,036

December 31, 2008
Short-term investments:
Certificates of deposit	$370	$—	$370

Long-term investments:
Auction rate securities	5,858	—	5,858
Put option on auction rate securities	633	—	633

	6,491	—	6,491

Total investments	$6,861	$—	$6,861

As of June 30, 2009, our investment portfolio included auction rate securities with a par value of $6.6 million. These securities are primarily AAA rated long term debt obligations secured by student loans, of which approximately $6.0 million or 90% of the par value is guaranteed by the federal government under the Federal Family Education Loan Program. In addition, one of the securities not fully comprised of federal government guaranteed loans is A rated, but has an insurance policy guaranteeing both the principal and accrued interest. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. Since February 2008, events in the credit markets have adversely affected the auction market for these types of securities and auctions for these securities have failed to settle on their respective settlement dates. As a result of the liquidity issues experienced in the credit markets, all of our auction rate securities have experienced failed auctions since February 13, 2008 and therefore do not currently have a readily determinable market value. We estimated the fair value of our auction rate securities using valuation models provided by third parties and internal analyses. The valuation models require numerous assumptions and assessments, including the following: (i) collateralization underlying each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) the creditworthiness of the counterparty; and (iv) the current illiquidity of the investments.
Our auction rate securities are classified as trading securities as they are subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights. The agreement allows us the right to put the securities back to UBS at full par value between June 30, 2010 and July 2, 2012. In conjunction with this agreement, we elected to apply the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, to this put option because the put option does not provide for net settlement, and the auction rate securities themselves are not readily convertible to cash, the put option does not meet the definition of a derivative in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and thus, would not be marked to fair value under that statement. We therefore elected the fair value option for our put option as the put option acts as an economic hedge against any further price movement in the auction rate securities and enables us to recognize future changes in the fair value of the put option as those changes occur to offset fair value movements in the auction rate securities. Also as part of this agreement, UBS agreed to provide a line of credit through June 30, 2010 that is secured by the auction rate securities held with UBS. Both the put option and the auction rate securities are being marked to market value through the consolidated statements of operations each period (see Note 4 for discussion of how fair value measurements are determined). At June 30, 2009, the fair value of the put option was $587,000 and the fair value of the auction rate securities was $5,965,000. We recorded a net gain of $39,000 and $61,000 for the three and six months ended June 30, 2009, respectively, for the fair value measurement of both the auction rate securities and the put option that is included in interest income and other, net. As of June 30, 2009, we reclassified our auction rate securities and put option from long-term to short-term investments on our consolidated balance sheet due to the expected timing of when these securities will be redeemed at par value by our broker. We continue to earn interest on our auction rate securities at the maximum contractual rate.

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
Our short-term investments in fixed income and money market securities represent available-for-sale securities that are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Money market securities represent collateral for a letter of credit required under certain lease obligations.
Our investments in auction rate securities are classified within level 3 because they are valued using a discounted cash flow model (see Note 3). The fair value of the put option was determined through comparison of the fair value of each auction rate security to its par value and then discounted by a rate reflective of the risk of default by UBS between the valuation date and the expected exercise date of the put option. A discounted cash flow approach was used to value the difference between the par value and fair value of each security using a discount rate that considered the credit risk associated with UBS and the expected timing of when the put option will be exercised. This put option is adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified within level 3 in the hierarchy. The following table presents information about our assets measured at fair value on a recurring basis at June 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Certificates of deposit	$170	$—	$—	$170
Money market securities	314	—	—	314
Auction rate securities	—	—	5,965	5,965
Put option on auction rate securities	—	—	587	587

	$484	$—	$6,552	$7,036

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

		Put option on
	Auction rate	auction rate
	securities	securities
Balance at December 31, 2008	$5,858	$633
Transfer to Level 3	—	—
Total gains or losses (realized and unrealized)
Included in earnings	107	(46)
Included in other comprehensive loss	—	—
Net settlements	—	—

Balance at June 30, 2009	$5,965	$587

5. Net Loss Per Share
Basic net loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(917)	$(348)	$(2,000)	$(910)
Gain (loss) from discontinued operations	703	(187)	690	(298)

Net loss	$(214)	$(535)	$(1,310)	$(1,208)

Denominator:
Weighted average shares — Basic	8,278	8,081	8,147	8,108
Effect of dilutive stock options and warrants	—	—	—	—

Weighted average shares — Diluted	8,278	8,081	8,147	8,108

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.11)	$(0.04)	$(0.25)	$(0.11)
Gain (loss) from discontinued operations	0.08	(0.03)	0.09	(0.04)

Net loss	$(0.03)	$(0.07)	$(0.16)	$(0.15)

On June 9, 2009, we completed our rights offering for which each holder of common stock as of the April 17, 2009 record date received one non-transferrable subscription right for every 2.5 shares of common stock. Each subscription right entitled our stockholders to purchase one share of common stock at a purchase price of $1.35 per share. The market price of our common stock was $3.93 per share on June 5, 2009, which was the expiration date of the rights offering. Since the $1.35 per share subscription price of common stock issued under the rights offering was lower than the $3.93 per share market price on June 5, 2009, the rights offering contained a bonus element as defined under SFAS No. 128, Earnings per Share. As a result, we retroactively increased the weighted average common shares outstanding used to compute basic earnings (loss) per share by an adjustment factor of 1.2309 for all periods presented, including those prior to the rights issue.
For the three and six months ended June 30, 2009, there were approximately 1,215,000 stock options and warrants outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the three and six months ended June 30, 2008, there were approximately 1,020,000 stock options and warrants outstanding that were excluded from the dilutive earnings per share calculation for the same reason.

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Accrued payroll	$2,306	$1,846
Business and income taxes	679	663
Lease termination accrual	667	—
Sales taxes	596	643
Gift cards	569	654
Accrued occupancy	141	255
Other	1,114	817

	$6,072	$4,878

7. Debt and Credit Agreements
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker in which we have invested in auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with the broker. Available borrowings under the line of credit are based upon terms specified in the agreement and are subject to adjustment by UBS after consideration of various factors. At June 30, 2009, $6,586,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by the broker at any time. The line of credit is classified as short-term in the accompanying consolidated balance sheets as the loan expires on June 30, 2010. The line of credit is structured at a cost that effectively offsets the interest earned on the auction rate securities. See Note 3 for further information on the auction rate securities and the settlement agreement.
Bridge Loan
On March 6, 2009, and as amended on April 7, 2009, we entered into a Note and Warrant Purchase Agreement (the “Agreement”) with certain accredited investors whereby we sold $1,200,000 aggregate principal amount of 10% unsecured subordinated notes (“Notes”) and warrants to purchase shares of our common stock. The principal and accrued interest outstanding under the Notes were due and payable upon the closing of any offering of equity securities by us generating gross proceeds to us of at least $2,500,000. As described in Note 8 below, we completed a rights offering during June 2009 and used a portion of the proceeds to repay amounts owed on the Notes.
For each $100,000 issued in Notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. In connection with the issuance of the warrants, we recorded a discount to the bridge loan and a corresponding increase in stockholders’ equity of $70,000 due to the warrants. The value of the warrants was derived through application of the Black-Scholes option pricing model. We amortized the debt discount to interest expense in the amount of $60,000 and $70,000 for the three and six months ended June 30, 2009, respectively.

8. Rights Offering
As part of the Agreement, we filed with the SEC a registration statement on Form S-3 to conduct a subscription rights offering with targeted gross proceeds to the Company of $3,520,000 (the “Rights Offering”) pursuant to which each stockholder of the Company received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009. Each subscription right entitled the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the Agreement provided that any shares of common stock that were not subscribed for in the Rights Offering by existing stockholders were offered to the investors of the Notes on a pro rata basis based on the aggregate principal amount of Notes outstanding and at the same subscription price as offered to the existing stockholders in the Rights Offering. We sold 2,608,045 shares of common stock in the Rights Offering and received net proceeds of $3,245,000 after deducting $276,000 in expenses, including the exercise of over-subscription rights by the noteholders for the purchase of 482,178 shares or 18.5% of the total shares sold. A portion of the net proceeds was used to repay amounts owed on the Notes, and the remaining proceeds are being utilized to fund capital expenditure requirements.
9. Stock-Based Compensation
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
The fair value of stock options granted during the six months ended June 30, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2009	2008
Expected volatility	55.0%	35.7%
Risk-free interest rate	1.6%	2.5%
Expected option life (in years)	3.8	3.7
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$0.86	$3.53
The following table summarizes activity under our stock award plans for the six months ended June 30, 2009:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2008	824,056	$12.34
Granted	197,100	2.03
Forfeited	(116,000)	9.56
Exercised	—	—

Outstanding options at June 30, 2009	905,156	$10.26	3.4 years	$230,000

Exercisable at June 30, 2009	580,743	$10.88	3.2 years	$35,000

We recognized stock-based compensation expense of $180,000 and $138,000 during the three months ended June 30, 2009 and 2008, respectively and $307,000 and $266,000 during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, there was approximately $620,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.3 years.

10. Comprehensive Loss
Comprehensive loss is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net loss and changes in unrealized losses on available-for-sale securities. The components of comprehensive loss for the three and six months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(214)	$(535)	$(1,310)	$(1,208)
Net unrealized loss on available-for-sale securities	—	(105)	—	(458)

Total comprehensive loss	$(214)	$(640)	$(1,310)	$(1,666)

11. Commitments and Contingencies
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
On April 1, 2009, Samuel Beren, as trustee for the Samuel Beren Trust, filed a stockholder derivative suit in the Court of Chancery of the State of Delaware. The suit was brought on behalf of us against our directors and the purchasers of our promissory notes issued on March 5, 2009, and named us as a nominal defendant. The complaint alleged that our directors breached their fiduciary duties of loyalty, good faith, and due care to us, and that the noteholders aided and abetted such breach, in connection with certain of our fundraising efforts. The suit originally sought unspecified damages, interest, reasonable attorneys’ fees, expert witness fees, and other costs, and any further relief the court deems just and proper.
During June 2009, the plaintiffs filed an amended complaint that, among other things, eliminated the allegation that the noteholders aided and abetted the alleged breaches of fiduciary duty; seeks to include in the litigation as a class all owners of our common stock; and sought to enjoin us from effecting the subscription rights offering, or, if the subscription rights offering was consummated, to rescind and set aside the subscription rights offering.
On June 16, 2009, we filed a motion to dismiss the claim. We believe that the allegations in the complaint, including the amended complaint, are without merit and we intend to defend vigorously this action.
12. Subsequent Event
On August 6, 2009, we entered into a Separation Agreement (the “Agreement”) with Marcus E. Jundt relating to Mr. Jundt’s resignation from the Company during May 2009. Pursuant to the terms of the Agreement, Mr. Jundt will receive severance compensation equal to his base salary in effect at the time of termination for a period of twelve months, in the manner and at such times as the base salary otherwise would have been payable, and continuation of medical and dental benefits in effect under COBRA for a period of twelve months. In addition, pursuant to the Agreement, all unvested portions of Mr. Jundt’s stock options that were scheduled to vest over a period of twelve months following the date of termination became vested and immediately exercisable for a period of three months following the separation date. The Agreement contains customary confidentiality provisions and a full release of any claims, known or unknown, that Mr. Jundt may currently have against us. We recognized approximately $400,000 in general and administrative expenses for the three and six months ended June 30, 2009 related to severance and benefits provided for under this Agreement.

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
Overview
We currently own and operate 22 restaurants located in 14 states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is mostly standardized for all of our restaurants, allowing us to deliver consistent quality meals. We believe that our vast menu and generous portions, combined with an average check of approximately $24.00 per guest, offers our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. Over the last four years, we have funded development of new restaurants primarily from the proceeds of our initial public offering, our private offering of common stock completed during November 2007, our rights offering completed during June 2009, and cash flows from operations. We plan to open four restaurants during 2009, including our Richmond, Virginia restaurant which opened on January 22, 2009 and our Woodbridge, New Jersey restaurant which opened on April 28, 2009. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. We believe that in a stable economic environment our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
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
Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restaurant sales growth	9.1%	5.8%	8.3%	13.1%
Same-store sales percentage change (1)	(9.5)%	(5.6)%	(9.6)%	(4.1)%
Average weekly sales — comparable restaurant base (2)	$79,470	$87,853	$76,409	$84,488
Average weekly sales — non-comparable restaurant base (3)	$69,190	$84,328	$67,891	$82,025
Average unit volume (in thousands) (4)	$1,014	$1,130	$1,949	$2,192
Sales per square foot (4)	$144	$161	$276	$311
Restaurant operating profit (in thousands) (5)	$3,960	$3,790	$7,019	$6,729
Restaurant operating profit as a percentage of sales (5)	18.4%	19.3%	17.2%	17.8%

(1)	Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with U.S. generally accepted accounting principles and should not be considered in isolation or as an alternative to income (loss) from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors.

The following tables set forth our calculation of restaurant operating profit and reconciliation to loss from operations, the most comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Restaurant sales	$21,468	$19,685	$40,923	$37,788
Costs and expenses:
Cost of sales	5,461	5,369	10,558	10,562
Labor	7,269	6,380	14,018	12,507
Occupancy	1,536	1,244	3,056	2,500
Restaurant operating expenses	3,242	2,902	6,272	5,490

Restaurant operating profit	3,960	3,790	7,019	6,729

Deduct — other costs and expenses
General and administrative	2,661	2,026	4,548	3,878
Preopening expense	352	541	852	719
Depreciation and amortization	1,812	1,584	3,553	3,150

Loss from operations	$(865)	$(361)	$(1,934)	$(1,018)

	Percentage of		Percentage of
	Restaurant Sales		Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.4	27.3	25.8	27.9
Labor	33.9	32.4	34.3	33.1
Occupancy	7.2	6.3	7.5	6.6
Restaurant operating expenses	15.1	14.7	15.3	14.5

Restaurant operating profit	18.4	19.3	17.2	17.8

Deduct — other costs and expenses
General and administrative	12.4	10.3	11.1	10.3
Preopening expense	1.6	2.8	2.1	1.9
Depreciation and amortization	8.4	8.0	8.7	8.3

Loss from operations	(4.0)%	(1.8)%	(4.7)%	(2.7)%

Certain percentage amounts do not sum to total due to rounding.
The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Six Months Ended	Year Ended
	June 30, 2009	December 31, 2008
Beginning of period	20	18
Openings	2	3
Closings	—	(1)

End of period	22	20

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.4	27.3	25.8	27.9
Labor	33.9	32.4	34.3	33.1
Occupancy	7.2	6.3	7.5	6.6
Restaurant operating expenses	15.1	14.7	15.3	14.5
General and administrative	12.4	10.3	11.1	10.3
Preopening expense	1.6	2.8	2.1	1.9
Depreciation and amortization	8.4	8.0	8.7	8.3

Total costs and expenses	104.0	101.8	104.7	102.7

Loss from operations	(4.0)	(1.8)	(4.7)	(2.7)
Nonoperating income (expense):
Interest income and other, net	0.4	0.5	0.3	0.8
Interest expense	(0.5)	(0.1)	(0.3)	(0.1)

Loss from continuing operations before provision for income taxes	(4.1)	(1.4)	(4.7)	(2.0)
Provision for income taxes	0.2	0.4	0.2	0.4

Loss from continuing operations	(4.3)	(1.8)	(4.9)	(2.4)
Gain (loss) from discontinued operations, net of tax	3.3	(0.9)	1.7	(0.8)

Net loss	(1.0)%	(2.7)%	(3.2)%	(3.2)%

Certain percentage amounts do not sum to total due to rounding.
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
Restaurant Sales. Restaurant sales increased by $1.8 million, or 9.1% to $21.5 million during the second quarter of 2009 from $19.7 million during the prior year period. The sales increase was primarily the result of restaurant sales associated with the opening of five new restaurants since June 2008, partially offset by an overall reduction in guest traffic for our comparable restaurant base. Lower guest traffic attributable to the slowdown in the U.S. economy, increasing unemployment rates and reduced consumer spending resulted in a comparable restaurant sales base decline of 9.5% during the second quarter of 2009, inclusive of an effective menu price increase of approximately 2.0%. In particular, lower levels of guest traffic were experienced by our restaurants located in areas greatly affected by the housing and economic crisis, including Arizona, Nevada, and Michigan.
Cost of Sales. Cost of sales increased $0.1 million, or 1.7% to $5.5 million during the second quarter of 2009 from $5.4 million during the prior year period. Cost of sales as a percentage of restaurant sales decreased 1.9% to 25.4% during the second quarter of 2009 from 27.3% during the prior year period. Cost of sales during the second quarter of 2009 benefited from operational efficiencies, including continued benefits from the rollout of an automated food cost and inventory management system that was completed during July 2008, and favorable year-over-year pricing for certain proteins and produce.
Labor. Labor costs for our restaurants increased $0.9 million, or 13.9% to $7.3 million during the second quarter of 2009 from $6.4 million during the prior year period. This increase was primarily due to the opening of five new restaurants since June 2008. Labor expenses as a percentage of restaurant sales increased 1.5% to 33.9% during the second quarter of 2009 from 32.4% during the second quarter of 2008. This increase was primarily the result of reduced leverage of fixed labor costs resulting from lower average sales volumes and a higher percentage of restaurant weeks for new restaurants during the second quarter of 2009 as compared to the prior year quarter. For new restaurants, our labor expenses will typically be higher than normal during the first several months of operations as restaurant management teams become more accustomed to optimally predicting, managing, and servicing the sales volumes expected at our new restaurants.

Occupancy. Occupancy expense increased by $0.3 million, or 23.5% to $1.5 million during the second quarter of 2009 from $1.2 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.9% to 7.2% during the second quarter of 2009 from 6.3% during the second quarter of 2008. The increase as a percentage of sales reflects decreased leverage of the fixed portion of these costs from lower average weekly sales, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $0.3 million, or 11.7% to $3.2 million during the second quarter of 2009 from $2.9 million during the second quarter of 2008. Restaurant operating expenses as a percentage of restaurant sales increased 0.4% to 15.1% during the second quarter of 2009 from 14.7% during the prior year period. During the second quarter of 2009, higher utilities costs and increased printing costs associated with the rollout of a new menu, combined with reduced leverage of fixed operating costs from lower average weekly sales, resulted in an increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased $0.6 million during the second quarter of 2009 as compared to the second quarter of 2008. During the second quarter of 2009, we recorded approximately $0.9 million in unusual charges including $0.4 million in severance and related benefits related to the May 2009 resignation of our former CEO, $0.3 million in legal and professional fees associated with stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase the Company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore, Maryland restaurant expected to open in 2010. This increase in expenses was partially offset by lower salary costs resulting from the January 2009 downsizing and realignment of certain corporate office staff. General and administrative expenses as a percentage of restaurant sales increased 2.1% to 12.4% of restaurant sales during the second quarter of 2009 compared to 10.3% of restaurant sales during the prior year period.
Preopening Expense. Preopening expense decreased $0.2 million to $0.3 million during the second quarter of 2009 compared to $0.5 million during the second quarter of 2008. The reduction in preopening expense is attributable to the timing of new restaurant openings as the majority of preopening expense is incurred during the two months preceding an opening. We opened our Woodbridge, New Jersey restaurant on April 28, 2009 as compared to the second quarter of 2008 when we incurred the majority of preopening costs for our Gilbert, Arizona restaurant during the quarter as the restaurant opened on June 19, 2008.
Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 14.4% to $1.8 million during the second quarter of 2009 from $1.6 million during the prior year period. The increase is attributable to five restaurants that opened since June 2008, partially offset by a reduction of $0.1 million due to the fourth quarter of 2008 impairment of long-lived assets at our Lincolnshire, Illinois restaurant. Depreciation and amortization expense as a percentage of restaurant sales increased 0.4% to 8.4% during the second quarter of 2009 from 8.0% during the second quarter of 2008, reflecting reduced leverage of these fixed costs from lower average weekly sales.
Interest Income and Other, Net. Interest income and other, net decreased during the second quarter of 2009 due to lower average interest rates coupled with lower average investment balances, as compared to the prior year. Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense increased $82,000 from the second quarter of 2008 due to interest costs associated with the $1.2 million bridge loan issued during March 2009 and subsequently repaid during June 2009, including amortization of the debt discount associated with warrants issued to the noteholders that was charged to interest expense.

Provision for Income Taxes. During the second quarter of 2009, we recorded income taxes of $30,000 compared to $75,000 during the second quarter of 2008. The provision for income taxes for both periods reflects taxes for states in which taxes are not calculated based upon net income.
Gain from Discontinued Operations. During the second quarter of 2009, we reached a settlement agreement regarding the lease for our closed Naples, Florida restaurant. We recorded a gain of approximately $0.7 million as the settlement amount was less than the lease termination costs originally recorded under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
Restaurant Sales. Restaurant sales increased by $3.1 million, or 8.3% to $40.9 million during the first half of 2009 from $37.8 million during the prior year period, primarily attributable to restaurant sales generated from the opening of five new restaurants since June 2008, partially offset by overall traffic declines at our comparable restaurant sales base resulting from the slowing U.S. economy, increasing unemployment rates, and lower consumer confidence. Higher menu pricing of approximately 3.0% was more than offset by reduced guest traffic, primarily at our Arizona, Michigan and Nevada restaurants, as comparable restaurant sales declined 9.6% during the first half of 2009.
Cost of Sales. Cost of sales was essentially flat at $10.6 million during both the first six months of 2009 and 2008. Cost of sales as a percentage of restaurant sales decreased 2.1% to 25.8% during the first half of 2009 from 27.9% during the prior year period. Cost of sales during the first half of 2009 was positively affected by operating efficiencies attributed to the rollout of an automated food cost and inventory management system and favorable year-over-year pricing on certain proteins and produce.
Labor. Labor costs for our restaurants increased $1.5 million, or 12.1% to $14.0 million during the first half of 2009 from $12.5 million during the prior year period. The increase was primarily due to the opening of five new restaurants since June 2008. As a percentage of restaurant sales, labor costs increased 1.2% to 34.3% during the first half of 2009 from 33.1% during the first half of 2008. The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs resulting from lower average sales volume. In addition, federal and state minimum wage increases, implemented during the second half of 2008 and at the beginning of 2009, contributed to increased labor costs as a percentage of sales.
Occupancy. Occupancy expense increased by $0.6 million, or 22.2% to $3.1 million during the first six months of 2009 from $2.5 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.9% to 7.5% during the first half of 2009 from 6.6% during the first half of 2008. The increase reflects decreased leverage of fixed rental costs from lower average sales volume, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $0.8 million, or 14.3% to $6.3 million during the first half of 2009 from $5.5 million during the prior year period. Restaurant operating expenses as a percentage of restaurant sales increased 0.8% to 15.3% during the first half of 2009 from 14.5% during the prior year period. During the first half of 2009, higher repair and maintenance, utilities, and property taxes combined with reduced leverage of fixed operating costs resulting from lower average sales volume contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased $0.7 million during the first half of 2009 as compared to the first half of 2008. The increase is primarily attributable to approximately $1.0 million in unusual charges including $0.4 million in severance and related benefits related to the May 2009 resignation of our former CEO, $0.4 million in legal and professional fees associated with stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase the Company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore, Maryland restaurant expected to open in 2010. This increase in expenses was partially offset by lower salary costs resulting from the January 2009 downsizing and realignment of certain corporate office staff. General and administrative expenses as a percentage of restaurant sales increased 0.8% to 11.1% of restaurant sales during the first six months of 2009 compared to 10.3% of restaurant sales during the prior year period.

Preopening Expense. Preopening expense increased $0.1 million, or 18.4% to $0.8 million during the first half of 2009 compared to $0.7 million during the first half of 2008. The increase in preopening expense is attributable to two restaurant openings during the first half of 2009 as compared to one restaurant opening during the first half of 2008.
Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million, or 12.8% to $3.6 million during the first half of 2009 from $3.2 million during the prior year period. The increase was primarily attributable to five restaurants opened since June 2008, partially offset by a reduction of $0.2 million due to the fourth quarter of 2008 impairment of long-lived assets at our Lincolnshire, Illinois restaurant. Depreciation and amortization expense as a percentage of restaurant sales increased 0.4% to 8.7% during the first half of 2009 from 8.3% during the first half of 2008 reflecting decreased leverage from lower average sales volume.
Interest Income and Other, Net. Interest income and other, net decreased $0.2 million during the first six months of 2009 compared to the prior year period due to lower average interest rates coupled with lower average investment balances, as compared to the prior year. Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense increased $0.1 million due to interest costs associated with the $1.2 million bridge loan issued during March 2009 and subsequently repaid during June 2009, including amortization of the debt discount associated with warrants issued to the noteholders that was charged to interest expense.
Provision for Income Taxes. During the first half of 2009, we recorded income taxes of $60,000 primarily for states in which income taxes are not calculated based upon net income compared to $150,000 during the first half of 2008.
Gain from Discontinued Operations. During the second quarter of 2009, we reached a settlement agreement regarding the lease for our closed Naples, Florida restaurant. We recorded a gain of approximately $0.7 million as the settlement amount was less than the lease termination costs originally recorded under SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.
Potential Fluctuations in Quarterly Results and Seasonality
Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:
•	timing of new restaurant openings and related expenses;
•	restaurant operating costs and preopening costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
•	labor availability and costs for hourly and management personnel;
•	profitability of our restaurants, especially in new markets;
•	increases and decreases in comparable restaurant sales;
•	impairment of long-lived assets and any loss on restaurant closures;

•	changes in borrowings and interest rates;
•	general economic conditions;
•	weather conditions or natural disasters;
•	timing of certain holidays;
•	changes in government regulations;
•	outside shareholder activities;
•	new or revised regulatory requirements and accounting pronouncements;
•	changes in consumer preferences and competitive conditions; and
•	fluctuations in commodity prices.
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
Liquidity and Capital Resources
The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30,	December 31,
	2009	2008
Cash and investments	$12,030	$2,847
Net working capital (deficit)(1)	(1,504)	(7,653)

(1)	The working capital deficit at June 30, 2009, is primarily attributable to accruals for legal, severance, and the Naples lease settlement. The working capital deficit at December 31, 2008 is principally due to $6.5 million of investments in auction rate securities which were classified as non-current assets.

	Six Months Ended June 30,
	2009	2008
Cash provided by operating activities	$3,233	$3,609
Capital expenditures	7,623	6,539
Our primary capital requirements are for new restaurant development. Subject to availability of capital on terms acceptable to us, we intend to continue developing new restaurants in markets where we believe our concept will have broad appeal and attractive restaurant-level economics. Similar to many restaurant chains, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip our restaurants. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our typical restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, permitting requirements, labor markets and other variables. Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances typically require a significantly higher cash investment. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.

Future Capital Requirements
Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the last several years, we have funded development of new restaurants primarily from the proceeds of equity financing, debt financing, and cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment.
Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $5.4 million in addition to cash flow from operations is sufficient to fund restaurant development costs required by existing leases. As of June 30, 2009, we had a working capital deficit of $1.5 million. We plan to reduce this deficit through cost containment efforts and cash flow from operations. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.
Bridge Loan
On March 6, 2009, and as amended on April 7, 2009, we entered into a Note and Warrant Purchase Agreement (the “Agreement”) with certain accredited investors whereby we sold $1.2 million aggregate principal amount of 10% unsecured subordinated notes (“Notes”) and warrants to purchase shares of our common stock. The principal and accrued interest outstanding under the Notes were due and payable upon the closing of any offering of equity securities by the Company generating gross proceeds to us of at least $2.5 million. For each $100,000 issued in Notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. The bridge loan, including accrued interest, was repaid during June 2009 upon completion of the rights offering described below. The noteholders exercised over-subscription rights granted in the Agreement and purchased 482,178 shares or 18.5% of the total shares sold in the rights offering.
Rights Offering
As part of the Agreement, we filed with the SEC a registration statement on Form S-3 to conduct a rights offering with targeted gross proceeds to the Company of $3,520,000 (the “Rights Offering”) pursuant to which each stockholder of the Company received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009. Each subscription right entitled the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the Agreement provided that any shares of common stock that were not subscribed for in the Rights Offering by existing stockholders were offered to the investors of the Notes on a pro rata basis based on the aggregate principal amount of Notes outstanding and at the same subscription price as offered to the existing stockholders in the Rights Offering. We sold 2,608,045 shares of common stock in the Rights Offering and received net proceeds of $3,245,000 after deducting $276,000 in expenses. A portion of the net proceeds was used to repay amounts owed on the Notes, and the remaining proceeds are being utilized to fund capital expenditure requirements.

Equipment Loans
As of June 30, 2009, we had five equipment term loans with lenders, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $1.7 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2008.
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker in which we have invested in auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with the broker. Available borrowings under the line of credit are based upon terms specified in the agreement and subject to adjustment by UBS after consideration of various factors. At June 30, 2009, $6,586,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by the broker at any time. The line of credit is classified as short-term in the accompanying consolidated balance sheets as the loan expires on June 30, 2010. The line of credit is structured at a cost that effectively offsets the interest earned on the auction rate securities. See Note 3 to the unaudited consolidated financial statements for further information on the auction rate securities and the settlement agreement.
Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$3,233	$3,609
Investing activities	(7,752)	636
Financing activities	7,036	(1,280)

Net increase in cash and cash equivalents	$2,517	$2,965

Operating Activities. During the first six months of 2009, net cash provided by operating activities was $3.2 million and exceeded our net loss by $4.5 million, due principally to the effect of depreciation and amortization and the receipt of landlord tenant improvement allowances. During the first six months of 2008, net cash provided by operating activities was $3.6 million and exceeded our net loss by $4.8 million due principally to the effect of depreciation and amortization and the timing of payment of accounts payable and receipt of tenant improvement allowances.
Investing Activities. We fund the development and construction of our new restaurants primarily with cash, proceeds from debt and equity transactions, and borrowings under our line of credit. Net cash used in investing activities was $7.8 million during the first six months of 2009, reflecting $7.6 million primarily to fund construction of our Richmond, Virginia and Woodbridge, New Jersey restaurants and restaurants scheduled to open during the second half of the year. Net cash provided by investing activities was $0.6 million during the first six months of 2008, reflecting proceeds from the sale of $7.2 million in short-term investments of which $6.5 million was used to fund construction at our Gilbert, Arizona and West Palm Beach, Florida restaurants in addition to capital expenditures for existing restaurants and restaurants scheduled to open in the next 12 months.
Financing Activities. Net cash provided by financing activities was $7.0 million during the first six months of 2009 reflecting $4.1 million in net borrowings under our line of credit and $3.2 million in net proceeds from the subscription rights offering completed during June 2009, offset by $0.3 million in principal payments on equipment loans. Net cash used in financing activities was $1.3 million for the first six months of 2008, principally consisting of the purchase of 116,200 shares of our common stock at a cost of $1.0 million and $0.3 million in principal payments on equipment loans.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Securities Exchange Act within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On April 1, 2009, Samuel Beren, as trustee for the Samuel Beren Trust, filed a stockholder derivative suit in the Court of Chancery of the State of Delaware. The suit was brought on behalf of us against our directors and the purchasers of our promissory notes issued on March 5, 2009, and named us as a nominal defendant. The complaint alleged that our directors breached their fiduciary duties of loyalty, good faith, and due care to us, and that the noteholders aided and abetted such breach, in connection with certain of our fundraising efforts. The suit originally sought unspecified damages, interest, reasonable attorneys’ fees, expert witness fees, and other costs, and any further relief the court deems just and proper.
During June 2009, the plaintiffs filed an amended complaint that, among other things, eliminated the allegation that the noteholders aided and abetted the alleged breaches of fiduciary duty; seeks to include in the litigation as a class all owners of our common stock; and sought to enjoin us from effecting the subscription rights offering, or, if the subscription rights offering was consummated, to rescind and set aside the subscription rights offering.
On June 16, 2009, we filed a motion to dismiss the claim. We believe that the allegations in the complaint, including the amended complaint, are without merit and we intend to defend vigorously this action.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on April 30, 2009. The following items were voted on by our stockholders:

		Withheld/
	For	Against
1. Election of Class I member of our Board of Directors for a term expiring in 2012:
Marcus E. Jundt	2,846,518	3,194,842

	For	Against	Abstain
2. Proposal to approve an amendment to the 2005 Stock Award Plan	3,609,306	1,322,832	3,980

	For	Against	Abstain
3. Proposal to approve the Rights Agreement, dated May 27, 2008 between the Company and Continental Stock Transfer and Trust Company, as rights agent	2,123,342	2,769,887	42,889

Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits

3.1		Amended and Restated Certificate of Incorporation of Kona Grill, Inc. (1)
3.3		Amended and Restated Bylaws of Kona Grill, Inc. (2)
3.4		Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (4)
4.1		Form of Common Stock Certificate (3)
4.2		Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3		Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4		Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.7		Form of Warrant (March 2009 Note Offering) (6)
4.9		Form of First Amended and Restated Promissory Note (March 2009 Note Offering) (5)
10.21		Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (6)
10.23	*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark L. Bartholomay (7)
10.24	*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark S. Robinow (7)
10.25	*	Separation Agreement, dated as of August 6, 2009, between the Company and Marcus E. Jundt (8)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2009.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on August 12, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.
/s/ Mark L. Bartholomay
Mark L. Bartholomay
Interim President and Chief Executive Officer

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)
Date: August 14, 2009

EXHIBIT INDEX

Exhibit No.		Description
3.1		Amended and Restated Certificate of Incorporation of Kona Grill, Inc. (1)
3.3		Amended and Restated Bylaws of Kona Grill, Inc. (2)
3.4		Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (4)
4.1		Form of Common Stock Certificate (3)
4.2		Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3		Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4		Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.7		Form of Warrant (March 2009 Note Offering) (6)
4.9		Form of First Amended and Restated Promissory Note (March 2009 Note Offering) (5)
10.21		Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (6)
10.23	*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark L. Bartholomay (7)
10.24	*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark S. Robinow (7)
10.25	*	Separation Agreement, dated as of August 6, 2009, between the Company and Marcus E. Jundt (8)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2009.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on August 12, 2009.