Form 10-Q
period 2009-09-30
KONA GRILL INC
filed 2009-11-03
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2009, there were 9,143,856 shares of the registrant’s common stock outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,516	$2,477
Investments	6,268	370
Receivables	501	980
Other current assets	1,107	938

Total current assets	10,392	4,765
Long-term investments	—	6,491
Other assets	702	794
Property and equipment, net	56,591	53,504

Total assets	$67,685	$65,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,761	$4,335
Accrued expenses	5,830	4,878
Current portion of notes payable	715	717
Line of credit	5,798	2,488

Total current liabilities	14,104	12,418
Notes payable	789	1,320
Deferred rent	15,779	16,218

Total liabilities	30,672	29,956

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,260,056 shares issued and 9,143,856 shares outstanding at September 30, 2009 and 6,628,191 shares issued and 6,511,991 shares outstanding at December 31, 2008	93	66
Additional paid-in capital	57,472	53,739
Treasury stock, at cost, 116,200 shares at September 30, 2009 and December 31, 2008	(1,000)	(1,000)
Accumulated deficit	(19,552)	(17,207)

Total stockholders’ equity	37,013	35,598

Total liabilities and stockholders’ equity	$67,685	$65,554

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Restaurant sales	$20,173	$19,454	$61,096	$57,242
Costs and expenses:
Cost of sales	5,267	5,254	15,825	15,816
Labor	7,117	6,496	21,135	19,003
Occupancy	1,655	1,260	4,711	3,760
Restaurant operating expenses	3,296	2,978	9,568	8,468
General and administrative	1,590	2,079	6,138	5,957
Preopening expense	480	471	1,332	1,190
Depreciation and amortization	1,820	1,656	5,373	4,806

Total costs and expenses	21,225	20,194	64,082	59,000

Loss from operations	(1,052)	(740)	(2,986)	(1,758)
Nonoperating income (expense):
Interest income and other, net	44	62	169	371
Interest expense	(22)	—	(153)	(51)

Loss from continuing operations before provision for income taxes	(1,030)	(678)	(2,970)	(1,438)
Provision for income taxes	5	55	65	205

Loss from continuing operations	(1,035)	(733)	(3,035)	(1,643)
Gain (loss) from discontinued operations, net of tax	—	(3,161)	690	(3,459)

Net loss	$(1,035)	$(3,894)	$(2,345)	$(5,102)

Net (loss) income per share—basic and diluted (Note 5):
Continuing operations	$(0.11)	$(0.09)	$(0.36)	$(0.20)
Discontinued operations	—	(0.40)	0.08	(0.43)

Net loss	$(0.11)	$(0.49)	$(0.28)	$(0.63)

Weighted average shares used in computation (Note 5):
Basic	9,141	7,998	8,478	8,071

Diluted	9,141	7,998	8,478	8,071

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net loss	$(2,345)	$(5,102)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,373	5,063
Stock-based compensation expense	392	403
Amortization of debt discount	70	—
Asset impairment charge in discontinued operations	—	2,158
Change in operating assets and liabilities:
Receivables	479	(1,955)
Other current assets	(169)	(88)
Accounts payable	(40)	667
Accrued expenses	952	264
Deferred rent	(439)	3,012

Net cash provided by operating activities	4,273	4,422

Investing activities
Purchase of property and equipment	(10,994)	(12,516)
Decrease (increase) in other assets	92	(78)
Net purchases and sales of investments	593	7,221

Net cash used in investing activities	(10,309)	(5,373)

Financing activities
Net borrowings on line of credit	3,310	—
Proceeds from bridge loan	1,200	—
Repayment of bridge loan	(1,200)	—
Repayments of notes payable	(533)	(493)
Proceeds from issuance of common stock, net of issuance costs	3,245	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	53	66
Purchase of treasury stock	—	(1,000)

Net cash provided by (used in) financing activities	6,075	(1,427)

Net increase (decrease) in cash and cash equivalents	39	(2,378)
Cash and cash equivalents at the beginning of the period	2,477	4,991

Cash and cash equivalents at the end of the period	$2,516	$2,613

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$83	$51

Noncash investing activities
(Decrease) increase in accounts payable related to property and equipment additions	$(2,534)	$1,059
See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 23 restaurants in 15 states throughout the United States.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
Recent Accounting Pronouncements
In April 2009, the FASB issued additional application guidance and enhanced disclosures regarding fair value measurements and impairment of securities. The guidance includes how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. Enhanced disclosure requirements include the following: 1) interim disclosures regarding the fair values of financial instruments that are not currently reflected on the balance sheet at fair value; and 2) disclosure on the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. We adopted the additional guidance and disclosure requirements as of our second quarter ended June 30, 2009. The adoption did not have a material effect on our financial condition or results of operations.
In May 2009, the FASB issued its pronouncement regarding subsequent events which provides guidance to establish general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In connection with preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of September 30, 2009 through November 3, 2009, the date the financial statements were issued.
In June 2009, the FASB approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the SEC, have been superseded by the Codification. All non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification does not change GAAP, but instead introduces a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for our September 30, 2009 financial statements and impacts financial statement disclosures as all references to authoritative accounting literature are referenced in accordance with the Codification.

2. Discontinued Operations
Discontinued operations include results attributable to our Naples, Florida restaurant that was closed during the third quarter of 2008. Gain (loss) from discontinued operations includes both the historical results of operations as well as exit costs. During the second quarter of 2009, we entered into a settlement agreement for the termination of the lease for $700,000. As the settlement amount was less than the lease termination accrual previously recorded during 2008, we recorded a gain of $690,000, after deducting fees and other expenses, for the nine months ended September 30, 2009. Gain (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Restaurant sales	$—	$340	$—	$1,531

Gain (loss) from discontinued operations before income tax benefit	$—	$(3,186)	$690	$(3,534)
Income tax benefit	—	25	—	75

Gain (loss) from discontinued operations, net of tax	$—	$(3,161)	$690	$(3,459)

Activity associated with the lease termination accrual is summarized below (in thousands):

Balance at December 31, 2008	$1,417
Cash payments	(456)
Non-cash activity	(690)

Balance at September 30, 2009	$271

Non-cash activity reflects the updated estimate of lease termination costs based upon the settlement agreement discussed above. The lease settlement requires an initial payment of $350,000 that was paid during July 2009 and the remaining amount, including interest at a 6% annual rate, is payable in 12 equal monthly installments beginning in August 2009. Settlement fees of $271,000 are included in accrued expenses on the accompanying consolidated balance sheet as of September 30, 2009.
3. Investments
The following is a summary of our investments (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
September 30, 2009
Short-term investments:
Certificates of deposit	$171	$—	$171
Money market securities	314	—	314
Auction rate securities	5,386	—	5,386
Put option on auction rate securities	397	—	397

Total investments	$6,268	$—	$6,268

December 31, 2008
Short-term investments:
Certificates of deposit	$370	$—	$370

Long-term investments:
Auction rate securities	5,858	—	5,858
Put option on auction rate securities	633	—	633

	6,491	—	6,491

Total investments	$6,861	$—	$6,861

As of September 30, 2009, our investment portfolio included auction rate securities with a par value of $5,800,000. These securities are AAA rated long term debt obligations secured by student loans, substantially all of which are guaranteed by the federal government under the Federal Family Education Loan Program. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. Since February 2008, events in the credit markets have adversely affected the auction market for these types of securities and auctions for our securities have failed to settle on their respective settlement dates. During August 2009, we were able to sell $800,000 of these securities at par value. The proceeds from the sale were used to pay down a portion of the outstanding balance under the line of credit.
Our auction rate securities are classified as trading securities as they are subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights. The agreement allows us the right to sell our auction rate securities to UBS at full par value between June 30, 2010 and July 2, 2012. In conjunction with this agreement, we elected to apply the provisions of fair value accounting to this put option because the put option does not provide for net settlement, and the auction rate securities themselves are not readily convertible to cash. The put option does not meet the definition of a derivative, and thus, would not be marked to fair value. We therefore elected to apply fair value accounting to our put option as the put option acts as an economic hedge against any further price movement in the auction rate securities and enables us to recognize future changes in the fair value of the put option as those changes occur to offset fair value movements in the auction rate securities. Also as part of this agreement, UBS agreed to provide a line of credit through June 30, 2010 that is secured by the auction rate securities held with UBS. Both the put option and the auction rate securities are marked to market value through the consolidated statements of operations each period (see Note 4 for discussion of how fair value measurements are determined). At September 30, 2009, the fair value of the put option was $397,000 and the fair value of the auction rate securities was $5,386,000. We recorded a net gain of $31,000 and $92,000 for the three and nine months ended September 30, 2009, respectively, for the fair value measurement of both the auction rate securities and the put option that is included in interest income and other, net. As of June 30, 2009, we reclassified our auction rate securities and put option from long-term to short-term investments on our consolidated balance sheet due to the expected timing of when these securities will be redeemed at par value by UBS. We continue to earn interest on our auction rate securities at the maximum contractual rate. Interest earned on the auction rate securities is used to reduce the outstanding balance under the line of credit.
4. Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, a three-tier value hierarchy has been established, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

Level 1:	Fair values determined by quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access.

Level 2:	Fair values utilize inputs other than quoted prices that are observable for the asset or liability, and may include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3:	Fair values determined by unobservable inputs that are not corroborated by market data and may reflect the reporting entity’s own assumptions market participants would use in pricing the asset or liability.
Our short-term investments in fixed income and money market securities represent available-for-sale securities that are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Money market securities represent collateral for a letter of credit required under certain lease obligations.

Our investment in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model. We estimate the fair value of auction rate securities using valuation models provided by third parties and internal analyses. The valuation models require numerous assumptions and assessments, including the following: (i) collateralization underlying each security; (ii) present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) creditworthiness of the counterparty; and (iv) current illiquidity of the investments.
The fair value of the put option is determined through comparison of the fair value of each auction rate security to its par value and then discounted by a rate reflective of the risk of default by UBS between the valuation date and the expected exercise date of the put option. A discounted cash flow approach is used to value the difference between the par value and fair value of each security using a discount rate that considers the credit risk associated with UBS and the expected timing of when the put option will be exercised. The put option is adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified within Level 3 in the hierarchy. The following table presents information about our assets measured at fair value on a recurring basis at September 30, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	September 30,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Certificates of deposit	$171	$—	$—	$171
Money market securities	314	—	—	314
Auction rate securities	—	—	5,386	5,386
Put option on auction rate securities	—	—	397	397

	$485	$—	$5,783	$6,268

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

		Put option on
	Auction rate	auction rate
	securities	securities
Balance at December 31, 2008	$5,858	$633
Transfer to Level 3	—	—
Total gains or losses (realized and unrealized)
Included in earnings	328	(236)
Included in other comprehensive loss	—	—
Net settlements	(800)	—

Balance at September 30, 2009	$5,386	$397

5. Net Loss Per Share
Basic net loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method.
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,035)	$(733)	$(3,035)	$(1,643)
Gain (loss) from discontinued operations	—	(3,161)	690	(3,459)

Net loss	$(1,035)	$(3,894)	$(2,345)	$(5,102)

Denominator:
Weighted average shares — Basic	9,141	7,998	8,478	8,071
Effect of dilutive stock options and warrants	—	—	—	—

Weighted average shares — Diluted	9,141	7,998	8,478	8,071

Basic and diluted net (loss) income per share:
Loss from continuing operations	$(0.11)	$(0.09)	$(0.36)	$(0.20)
Gain (loss) from discontinued operations	—	(0.40)	0.08	(0.43)

Net loss	$(0.11)	$(0.49)	$(0.28)	$(0.63)

On June 9, 2009, we completed our rights offering for which each holder of common stock as of the April 17, 2009 record date received one non-transferrable subscription right for every 2.5 shares of common stock. Each subscription right entitled our stockholders to purchase one share of common stock at a purchase price of $1.35 per share. The market price of our common stock was $3.93 per share on June 5, 2009, which was the expiration date of the rights offering. Since the $1.35 per share subscription price of common stock issued under the rights offering was lower than the $3.93 per share market price on June 5, 2009, the rights offering contained a bonus element. As a result, we retroactively increased the weighted average common shares outstanding used to compute basic earnings (loss) per share by an adjustment factor of 1.2309 for all periods presented prior to the completion of the rights offering.
For the three and nine months ended September 30, 2009, there were 795,000 stock options and warrants outstanding, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive. For the three and nine months ended September 30, 2008, there were 1,025,000 stock options and warrants outstanding that were excluded from the dilutive earnings per share calculation for the same reason.
6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Accrued payroll	$2,313	$1,846
Business and income taxes	680	663
Sales taxes	568	643
Gift cards	545	654
Lease termination accrual	271	—
Accrued occupancy	122	255
Other	1,331	817

	$5,830	$4,878

7. Debt and Credit Agreements
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with UBS. Available borrowings under the line of credit are based upon terms specified in the agreement and are subject to adjustment by UBS after consideration of various factors. At September 30, 2009, $5,798,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by UBS at any time. The line of credit is classified as short-term in the accompanying consolidated balance sheets as the loan expires on June 30, 2010. The cost of the line of credit effectively offsets the interest earned on the auction rate securities. See Note 3 for further information on the auction rate securities and the settlement agreement.
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
For each $100,000 issued in Notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. In connection with the issuance of the warrants, we recorded a discount to the bridge loan and a corresponding increase in stockholders’ equity of $70,000 due to the warrants. The value of the warrants was derived through application of the Black-Scholes option pricing model. We amortized the debt discount to interest expense in the amount of $0 and $70,000 for the three and nine months ended September 30, 2009, respectively.
8. Rights Offering
As part of the Agreement, we filed with the SEC a registration statement on Form S-3 to conduct a subscription rights offering with targeted gross proceeds to the Company of $3,520,000 (the “Rights Offering”) pursuant to which each stockholder of the Company received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009. Each subscription right entitled the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the Agreement provided that any shares of common stock that were not subscribed for in the Rights Offering by existing stockholders were offered to the holders of the Notes on a pro rata basis based on the aggregate principal amount of Notes outstanding and at the same subscription price as offered to the holders of subscription rights granted under the Rights Offering. We sold 2,608,045 shares of common stock pursuant to the Rights Offering, including the exercise of over-subscription rights by the holders of the Notes for the purchase of 482,178 shares or 18.5% of the total shares sold. We received net proceeds of $3,245,000 after deducting $276,000 in expenses. A portion of the net proceeds was used to repay amounts owed on the Notes, and the remaining proceeds are being utilized to fund capital expenditure requirements.
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

The fair value of stock options granted during the nine months ended September 30, 2009 and 2008 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Expected volatility	55.0%	36.0%
Risk-free interest rate	1.6%	2.5%
Expected option life (in years)	3.8	3.7
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$0.86	$3.42
The following table summarizes activity under our stock award plans for the nine months ended September 30, 2009:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2008	824,056	$12.34
Granted	197,100	2.03
Forfeited	(336,100)	12.91
Exercised	—	—

Outstanding options at September 30, 2009	685,056	$9.08	3.6 years	$213,000

Exercisable at September 30, 2009	409,706	$9.68	3.4 years	$32,000

We recognized stock-based compensation expense of $85,000 and $138,000 during the three months ended September 30, 2009 and 2008, respectively and $392,000 and $403,000 during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, there was approximately $535,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.1 years.
10. Comprehensive Loss
Comprehensive loss is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. It is the sum of net loss and changes in unrealized losses on available-for-sale securities. The components of comprehensive loss for the three and nine months ended September 30, 2009 and 2008 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(1,035)	$(3,894)	$(2,345)	$(5,102)
Net unrealized loss on available-for-sale securities	—	(171)	—	(629)

Total comprehensive loss	$(1,035)	$(4,065)	$(2,345)	$(5,731)

11. Commitments and Contingencies
We are engaged in various legal actions, which arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, we believe, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial condition.
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
On June 16, 2009, we filed a motion to dismiss the claim. On August 28, 2009, we filed an opening brief in support of the motion to dismiss this claim. On October 26, 2009, the plaintiffs filed a demand pursuant to Section 220 of the Delaware General Corporation Law that we make certain books, records, and documents available for inspection. We believe that the allegations in the complaint, including the amended complaint, are without merit and we intend to defend vigorously this action.
12. Subsequent Event
Effective November 2, 2009, our Board of Directors appointed Marc A. Buehler to serve as Chief Executive Officer and President of Kona Grill, Inc. Mr. Buehler was also appointed as a member of our Board of Directors. Prior to joining our company, Mr. Buehler was the Chief Executive Officer of LS Management, Inc., the owner and operator of the Lone Star Steakhouse & Saloon/Texas Land and Cattle Steak House restaurant concepts, as well as Lone Star Business Solutions, where he served from July 2007 to May 2009. From July 2002 to July 2007, Mr. Buehler worked at Romacorp, which operates and franchises more than 200 Tony Roma’s casual dining locations, as the Vice President of Marketing and was promoted to Chief Executive Officer, President, and Director during July 2006.

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
Overview
We currently own and operate 23 restaurants located in 15 states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is mostly standardized for all of our restaurants, allowing us to deliver consistent quality meals. We believe that our vast menu and generous portions, combined with an average check of approximately $23 per guest, offers our guests an attractive price-value proposition.
We continue to follow a disciplined growth plan focused largely on expanding our presence in new markets. Over the last four years, we have funded development of new restaurants primarily from the proceeds of our initial public offering, our private offering of common stock completed during November 2007, our rights offering completed during June 2009, and cash flows from operations. We plan to open four restaurants during 2009, including our Richmond, Virginia restaurant which opened on January 22, 2009, our Woodbridge, New Jersey restaurant which opened on April 28, 2009, our Eden Prairie, Minnesota restaurant which opened on September 29, 2009, and a restaurant in Tampa, Florida which is expected to open in November 2009. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. Recent openings are trending lower than our targeted volume during the current recession. We continue to believe that in a stable economic environment our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
On September 13, 2008, we closed our restaurant in Naples, Florida to focus more on our profitable locations. As a result, we classified the Naples’ restaurant operations and related closure costs as discontinued operations in our consolidated financial statements.
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
Restaurant Operating Expenses. Restaurant operating expenses consist of all other restaurant-level operating costs, the major components of which are utilities, credit card fees, advertising, supplies, marketing, repair and maintenance, and other expenses. Restaurant operating expenses contain both variable and fixed components.
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
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Restaurant sales growth	3.7%	4.3%	6.7%	9.9%
Same-store sales percentage change (1)	(9.9)%	(10.3)%	(9.7)%	(6.4)%
Average weekly sales — comparable restaurant base (2)	$74,934	$83,212	$75,876	$84,026
Average weekly sales — non-comparable restaurant base (3)	$56,138	$78,933	$64,218	$75,331
Average unit volume (in thousands) (4)	$969	$1,095	$2,919	$3,287
Sales per square foot (4)	$138	$156	$414	$467
Restaurant operating profit (in thousands) (5)	$2,838	$3,466	$9,857	$10,195
Restaurant operating profit as a percentage of sales (5)	14.1%	17.8%	16.1%	17.8%

(1)	Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Includes only those restaurants open for at least 12 months before the beginning of the period measured.

(5)	Restaurant operating profit is not a financial measurement determined in accordance with U.S. generally accepted accounting principles and should not be considered in isolation or as an alternative to income (loss) from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors.

The following tables set forth our calculation of restaurant operating profit and reconciliation to loss from operations, the most comparable GAAP measure.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Restaurant sales	$20,173	$19,454	$61,096	$57,242
Costs and expenses:
Cost of sales	5,267	5,254	15,825	15,816
Labor	7,117	6,496	21,135	19,003
Occupancy	1,655	1,260	4,711	3,760
Restaurant operating expenses	3,296	2,978	9,568	8,468

Restaurant operating profit	2,838	3,466	9,857	10,195

Deduct — other costs and expenses
General and administrative	1,590	2,079	6,138	5,957
Preopening expense	480	471	1,332	1,190
Depreciation and amortization	1,820	1,656	5,373	4,806

Loss from operations	$(1,052)	$(740)	$(2,986)	$(1,758)

	Percentage of		Percentage of
	Restaurant Sales		Restaurant Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.1	27.0	25.9	27.6
Labor	35.3	33.4	34.6	33.2
Occupancy	8.2	6.5	7.7	6.6
Restaurant operating expenses	16.3	15.3	15.7	14.8

Restaurant operating profit	14.1	17.8	16.1	17.8

Deduct — other costs and expenses
General and administrative	7.9	10.7	10.0	10.4
Preopening expense	2.4	2.4	2.2	2.1
Depreciation and amortization	9.0	8.5	8.8	8.4

Loss from operations	(5.2)%	(3.8)%	(4.9)%	(3.1)%

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Nine Months Ended	Year Ended
	September 30, 2009	December 31, 2008
Beginning of period	20	18
Openings	3	3
Closings	—	(1)

End of period	23	20

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.1	27.0	25.9	27.6
Labor	35.3	33.4	34.6	33.2
Occupancy	8.2	6.5	7.7	6.6
Restaurant operating expenses	16.3	15.3	15.7	14.8
General and administrative	7.9	10.7	10.0	10.4
Preopening expense	2.4	2.4	2.2	2.1
Depreciation and amortization	9.0	8.5	8.8	8.4

Total costs and expenses	105.2	103.8	104.9	103.1

Loss from operations	(5.2)	(3.8)	(4.9)	(3.1)
Nonoperating income (expense):
Interest income and other, net	0.2	0.3	0.3	0.6
Interest expense	(0.1)	—	(0.3)	(0.1)

Loss from continuing operations before provision for income taxes	(5.1)	(3.5)	(4.9)	(2.5)
Provision for income taxes	—	0.3	0.1	0.4

Loss from continuing operations	(5.1)	(3.8)	(5.0)	(2.9)
Gain (loss) from discontinued operations, net of tax	—	(16.2)	1.1	(6.0)

Net loss	(5.1)%	(20.0)%	(3.9)%	(8.9)%

Certain percentage amounts do not sum to total due to rounding.
Three Months Ended September 30, 2009 Compared with Three Months Ended September 30, 2008
Restaurant Sales. Restaurant sales increased by $0.7 million, or 3.7% to $20.2 million during the third quarter of 2009 from $19.5 million during the prior year period. The sales increase was primarily the result of restaurant sales associated with the opening of five new restaurants since November 2008, partially offset by an overall reduction in guest traffic and a decline in the average guest check. Lower guest traffic attributable to the slowdown in the U.S. economy, high unemployment rates and reduced consumer spending resulted in a comparable restaurant sales base decline of 9.9% during the third quarter of 2009, inclusive of an effective menu price increase of approximately 1.0%.
Cost of Sales. Cost of sales was essentially flat at $5.3 million during both the third quarter of 2009 and 2008. Cost of sales as a percentage of restaurant sales decreased 0.9% to 26.1% during the third quarter of 2009 from 27.0% during the prior year period. Cost of sales during the third quarter of 2009 benefited from favorable year-over-year pricing for certain proteins, dairy and wheat products in addition to ongoing operational initiatives.
Labor. Labor costs for our restaurants increased $0.6 million, or 9.6% to $7.1 million during the third quarter of 2009 from $6.5 million during the prior year period. This increase was primarily due to the opening of five new restaurants since November 2008. Labor expenses as a percentage of restaurant sales increased 1.9% to 35.3% during the third quarter of 2009 from 33.4% during the third quarter of 2008. This increase was primarily the result of reduced leverage of fixed labor costs resulting from lower average weekly sales and a higher percentage of restaurant weeks for new restaurants during the third quarter of 2009 compared to the prior year quarter. For new restaurants, our labor expenses will typically be higher than normal during the first several months of operations as restaurant management teams become more accustomed to optimally predicting, managing, and servicing the sales volumes expected at our new restaurants.

Occupancy. Occupancy expense increased by $0.4 million, or 31.3% to $1.7 million during the third quarter of 2009 from $1.3 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 1.7% to 8.2% during the third quarter of 2009 from 6.5% during the third quarter of 2008. The increase as a percentage of sales reflects increased common area maintenance allocations at many locations, reduction in deferred rent credits at several locations with rent concessions, and decreased leverage of the fixed portion of these costs from lower average weekly sales, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $0.3 million, or 10.7% to $3.3 million during the third quarter of 2009 from $3.0 million during the third quarter of 2008. Restaurant operating expenses as a percentage of restaurant sales increased 1.0% to 16.3% during the third quarter of 2009 from 15.3% during the prior year period. During the third quarter of 2009, higher advertising costs combined with reduced leverage of fixed operating costs from lower average weekly sales, resulted in an increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses decreased by $0.5 million, or 23.5% to $1.6 million during the third quarter of 2009 compared to $2.1 million during the third quarter of 2008. The third quarter of 2009 reflects lower costs for salaries, benefits, incentive compensation, and travel resulting from the January 2009 downsizing and realignment of certain corporate office staff and lower expenditures attributed to cost containment measures offset by approximately $0.1 million in legal fees associated with stockholder activities and litigation. General and administrative expenses as a percentage of restaurant sales decreased 2.8% to 7.9% of restaurant sales during the third quarter of 2009 compared to 10.7% of restaurant sales during the prior year period.
Preopening Expense. Preopening expense was essentially flat at $0.5 million during both the third quarters of 2009 and 2008. Preopening expense varies each quarter based upon the timing of new restaurant openings as the majority of preopening expense is incurred during the two months preceding an opening. During the third quarter of 2009, we opened our Eden Prairie, Minnesota restaurant and began to incur preopening expenses for our Tampa, Florida restaurant scheduled to open during November 2009. Preopening expense in the third quarter of 2008 includes preopening costs for two restaurants that opened during November 2008.
Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 9.9% to $1.8 million during the third quarter of 2009 from $1.6 million during the prior year period. The increase is attributable to five restaurants that opened since November 2008, partially offset by a reduction of $0.1 million due to the fourth quarter of 2008 impairment of long-lived assets at our Lincolnshire, Illinois restaurant. Depreciation and amortization expense as a percentage of restaurant sales increased 0.5% to 9.0% during the third quarter of 2009 from 8.5% during the third quarter of 2008, reflecting reduced leverage of these fixed costs from lower average weekly sales.
Interest Income and Other, Net. Interest income and other, net decreased during the third quarter of 2009 due to lower interest rates received and lower investment balances compared to the prior year period. Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense increased to $22,000 from $0 during the third quarter of 2008 due to the capitalization of all interest expense during the third quarter of 2008.
Provision for Income Taxes. During the third quarter of 2009, we recorded income taxes of $5,000 compared to $55,000 during the third quarter of 2008. The decrease in the provision is attributable to lower average weekly sales for restaurants in states where income tax expense has been recorded. The provision for income taxes for both periods primarily reflects taxes due for states in which taxes are not calculated based upon net income.

Gain/(loss) from Discontinued Operations. During the third quarter of 2008, we recorded a loss of $3.2 million for asset impairment, lease obligations, and other costs associated with the closure of our Naples, Florida restaurant.
Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008
Restaurant Sales. Restaurant sales increased by $3.9 million, or 6.7% to $61.1 million during the first nine months of 2009 from $57.2 million during the prior year period. The increase in sales is primarily attributable to restaurant sales generated from the opening of six new restaurants since June 2008, partially offset by overall traffic declines at our comparable restaurant sales base resulting from the weak U.S. economy, high unemployment rates, and reduced consumer spending. Higher menu pricing of approximately 2.0% was more than offset by reduced guest traffic and a decline in the average guest check as comparable restaurant sales declined 9.7% during the first nine months of 2009.
Cost of Sales. Cost of sales was essentially flat at $15.8 million during both the first nine months of 2009 and 2008. Cost of sales as a percentage of restaurant sales decreased 1.7% to 25.9% during the first nine months of 2009 from 27.6% during the prior year period. Cost of sales during the first nine months of 2009 was positively affected by favorable year-over-year pricing on certain proteins, produce, and dairy products and operating efficiencies attributed to the rollout of an automated food cost and inventory management system that was completed during July 2008.
Labor. Labor costs for our restaurants increased $2.1 million, or 11.2% to $21.1 million during the first nine months of 2009 from $19.0 million during the prior year period. The increase was primarily due to the opening of six new restaurants since June 2008. As a percentage of restaurant sales, labor costs increased 1.4% to 34.6% during the first nine months of 2009 from 33.2% during the first nine months of 2008. The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs resulting from lower average weekly sales. In addition, federal and state minimum wage increases, implemented during the second half of 2008 and during 2009, contributed to increased labor costs as a percentage of sales.
Occupancy. Occupancy expense increased by $0.9 million, or 25.3% to $4.7 million during the first nine months of 2009 from $3.8 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 1.1% to 7.7% during the first nine months of 2009 from 6.6% during the first nine months of 2008. The increase reflects increased common area maintenance allocations at many locations, reduction in deferred rent credits at several locations with rent concessions, and decreased leverage of fixed rental costs from lower average sales volume, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $1.1 million, or 13.0% to $9.6 million during the first nine months of 2009 from $8.5 million during the prior year period. Restaurant operating expenses as a percentage of restaurant sales increased 0.9% to 15.7% during the first nine months of 2009 from 14.8% during the prior year period. During the first nine months of 2009, higher repair and maintenance, utilities, and property taxes combined with reduced leverage of fixed operating costs resulting from lower average sales volume contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased $0.2 million, or 3.0% to $6.1 million during the first nine months of 2009 compared to $5.9 million during the first nine months of 2008. The increase is primarily attributable to approximately $1.1 million in unusual charges including $0.4 million in severance and related benefits associated with the May 2009 resignation of our former CEO, $0.5 million in legal and professional fees associated with stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase the Company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore, Maryland restaurant expected to open in 2010. This increase in expenses was partially offset by lower salary and benefit costs resulting from the January 2009 downsizing and realignment of certain corporate office staff and lower expenditures attributable to cost containment efforts. General and administrative expenses as a percentage of restaurant sales decreased 0.4% to 10.0% of restaurant sales during the first nine months of 2009 compared to 10.4% of restaurant sales during the prior year period.

Preopening Expense. Preopening expense increased $0.1 million, or 11.9% to $1.3 million during the first nine months of 2009 compared to $1.2 million during the first nine months of 2008. The increase in preopening expense is attributable to three restaurant openings during the first nine months of 2009 compared to the first nine months of 2008 when costs were incurred for one restaurant opening and the preparation for opening two restaurants during the fourth quarter of 2008.
Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million, or 11.8% to $5.4 million during the first nine months of 2009 from $4.8 million during the prior year period. The increase was primarily attributable to six restaurants opened since June 2008, partially offset by a reduction of $0.4 million due to the fourth quarter of 2008 impairment of long-lived assets at our Lincolnshire, Illinois restaurant. Depreciation and amortization expense as a percentage of restaurant sales increased 0.4% to 8.8% during the first nine months of 2009 from 8.4% during the first nine months of 2008 reflecting decreased leverage from lower average weekly sales.
Interest Income and Other, Net. Interest income and other, net decreased $0.2 million during the first nine months of 2009 compared to the prior year period due to lower interest rates received and lower investment balances. Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense increased $0.1 million due to interest costs associated with the $1.2 million bridge loan issued during March 2009 and subsequently repaid during June 2009. Interest expense for the first nine months of 2009 includes $70,000 for amortization of the debt discount associated with warrants issued to the noteholders that was charged to interest expense.
Provision for Income Taxes. During the first nine months of 2009, we recorded income taxes of $65,000 primarily for states in which income taxes are not calculated based upon net income compared to $205,000 during the first nine months of 2008.
Gain from Discontinued Operations. During the second quarter of 2009, we reached a settlement agreement regarding the lease for our closed Naples, Florida restaurant. We recorded a gain of approximately $0.7 million as the settlement amount was less than the lease termination costs originally recorded during 2008 when the restaurant was closed. During the first nine months of 2008, we recorded a loss of $3.5 million for asset impairment and lease obligations, along with the sales, costs and expenses attributable to this restaurant.
Potential Fluctuations in Quarterly Results and Seasonality
Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:
•	timing of new restaurant openings and related expenses;
•	restaurant operating costs and preopening costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
•	labor availability and costs for hourly and management personnel;
•	profitability of our restaurants, especially in new markets;
•	increases and decreases in comparable restaurant sales;
•	impairment of long-lived assets and any loss on restaurant closures;

•	changes in borrowings and interest rates;

•	general economic conditions;
•	weather conditions or natural disasters;
•	timing of certain holidays;
•	changes in government regulations;
•	outside shareholder activities;
•	settlements, damages and legal costs associated with litigation;
•	new or revised regulatory requirements and accounting pronouncements;
•	changes in consumer preferences and competitive conditions; and
•	fluctuations in commodity prices.
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
Liquidity and Capital Resources
The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30,	December 31,
	2009	2008
Cash and short-term investments(1)	$3,001	$2,847
Net working capital (deficit)(2)	(3,712)	(7,653)

(1)	At September 30, 2009, cash and short-term investments exclude $5.8 million in auction rate securities that are used as collateral for the line of credit. Proceeds from the sale of auction rate securities are used to reduce the outstanding balance on the line of credit.

(2)	The working capital deficit at September 30, 2009, is primarily attributable to accruals for legal and severance costs and capital expenditures for new restaurant construction. The working capital deficit at December 31, 2008 is principally due to $6.5 million of investments in auction rate securities which were classified as non-current assets.

	Nine Months Ended
	September 30,
	2009	2008
Cash provided by operating activities	$4,273	$4,422
Capital expenditures	10,994	12,516

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
Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $3.0 million in addition to cash flow from operations is sufficient to fund restaurant development costs required by existing leases. Any reduction of our cash flow from operations may cause a delay or cancellation of planned future restaurant development. As of September 30, 2009, we had a working capital deficit of $3.7 million. We plan to reduce this deficit through cost containment efforts and cash flow from operations. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.
Bridge Loan
On March 6, 2009, and as amended on April 7, 2009, we entered into a Note and Warrant Purchase Agreement (the “Agreement”) with certain accredited investors whereby we sold $1.2 million aggregate principal amount of 10% unsecured subordinated notes (“Notes”) and warrants to purchase shares of our common stock. The principal and accrued interest outstanding under the Notes were due and payable upon the closing of any offering of equity securities by the Company generating gross proceeds to us of at least $2.5 million. For each $100,000 issued in Notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. The bridge loan, including accrued interest, was repaid during June 2009 upon completion of the rights offering described below. The holders of the Notes exercised over-subscription rights granted in the Agreement and purchased 482,178 shares or 18.5% of the total shares sold in the rights offering.
Rights Offering
As part of the Agreement, we filed with the SEC a registration statement on Form S-3 to conduct a rights offering with targeted gross proceeds to the Company of $3,520,000 (the “Rights Offering”) pursuant to which each stockholder of the Company received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009. Each subscription right entitled the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the Agreement provided that any shares of common stock that were not subscribed for in the Rights Offering by existing stockholders were offered to the holders of the Notes on a pro rata basis based on the aggregate principal amount of Notes outstanding and at the same subscription price as offered to the holders of subscription rights granted under the Rights Offering. We sold 2,608,045 shares of common stock pursuant to the Rights Offering and received net proceeds of $3,245,000 after deducting $276,000 in expenses. A portion of the net proceeds was used to repay amounts owed on the Notes, and the remaining proceeds are being utilized to fund capital expenditure requirements.

Equipment Loans
As of September 30, 2009, we had five equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $1.5 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2008.
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with UBS. Available borrowings under the line of credit are based upon terms specified in the agreement and subject to adjustment by UBS after consideration of various factors. At September 30, 2009, $5,798,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by UBS at any time. The line of credit is classified as short-term in the accompanying consolidated balance sheets as the loan expires on June 30, 2010. The cost of the line of credit effectively offsets the interest earned on the auction rate securities. See Note 3 to the unaudited consolidated financial statements for further information on the auction rate securities and the settlement agreement.
Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended
	September 30,
	2009	2008
Net cash provided by (used in):
Operating activities	$4,273	$4,422
Investing activities	(10,309)	(5,373)
Financing activities	6,075	(1,427)

Net increase (decrease) in cash and cash equivalents	$39	$(2,378)

Operating Activities. During the first nine months of 2009, net cash provided by operating activities was $4.3 million and exceeded our net loss by $6.6 million, due principally to the effect of depreciation and amortization and the timing of payments for accrued expenses. During the first nine months of 2008, net cash provided by operating activities was $4.4 million and exceeded our net loss by $9.5 million due principally to the effect of depreciation and amortization, non-cash asset impairment charges of $2.2 million, and deferred rent.
Investing Activities. We fund the development and construction of our new restaurants primarily with cash, proceeds from equity transactions, and borrowings under our line of credit. Net cash used in investing activities was $10.3 million during the first nine months of 2009, reflecting $11.0 million to fund construction of our Richmond, Virginia; Woodbridge, New Jersey; and Eden Prairie, Minnesota restaurants as well as our Tampa, Florida restaurant scheduled to open during the fourth quarter of 2009. Net cash used in investing activities was $5.4 million during the first nine months of 2008 including $12.5 million primarily to fund construction at our Gilbert, Arizona restaurant and four restaurants opened during the next three quarters offset by $7.2 million in net sales of investments.

Financing Activities. Net cash provided by financing activities was $6.1 million during the first nine months of 2009 reflecting $3.3 million in net borrowings under our line of credit and $3.2 million in net proceeds from the subscription rights offering completed during June 2009, partially offset by $0.5 million in principal payments on equipment loans. Net cash used in financing activities was $1.4 million for the first nine months of 2008 principally consisting of the purchase of 116,200 shares of our common stock at a cost of $1.0 million and $0.5 million in principal payments on equipment loans.
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

Item 4T.	Controls and Procedures
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
On June 16, 2009, we filed a motion to dismiss the claim. On August 28, 2009, we filed an opening brief in support of the motion to dismiss this claim. On October 26, 2009, the plaintiffs filed a demand pursuant to Section 220 of the Delaware General Corporation Law that we make certain books, records, and documents available for inspection. We believe that the allegations in the complaint, including the amended complaint, are without merit and we intend to defend vigorously this action.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits
(a)	Exhibits

3.1		Amended and Restated Certificate of Incorporation of Kona Grill, Inc. (1)
3.3		Amended and Restated Bylaws of Kona Grill, Inc. (2)
3.4		Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (4)
4.1		Form of Common Stock Certificate (3)
4.2		Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3		Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4		Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.7		Form of Warrant (March 2009 Note Offering) (6)
4.9		Form of First Amended and Restated Promissory Note (March 2009 Note Offering) (5)
10.21		Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (6)
10.23	*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark L. Bartholomay (7)
10.24	*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark S. Robinow (7)
10.25	*	Separation Agreement, dated as of August 6, 2009, between the Company and Marcus E. Jundt (8)
10.26	*	Employment Agreement, dated as of November 2, 2009, between the Company and Marc A. Buehler (9)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2009.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on August 12, 2009.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed on November 3, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.
/s/ Marc A. Buehler
Marc A. Buehler
Chief Executive Officer

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)
Date: November 3, 2009

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