Form 10-K
period 2009-12-31
KONA GRILL INC
filed 2010-03-04
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2009, was $24,432,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.
As of March 1, 2010, there were 9,160,445 shares of the registrant’s common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2009
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
Overview
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates 24 upscale casual dining restaurants in 15 states. Kona Grill restaurants offer fresh high quality food, personalized service, and an upscale contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of flavorful American food, internationally influenced appetizers and entrees and an extensive selection of award-winning sushi. Our menu items also incorporate over 40 signature sauces and dressings that we make from scratch, creating broad based appeal for the lifestyle and taste trends of a diverse group of guests. Our freshly prepared menu offerings are complemented by a full service bar offering a broad assortment of wines, specialty drinks, and beers. Our menu is mostly standardized for all of our restaurants allowing us to deliver consistent, high quality meals.
Our restaurants accommodate a range of approximately 260 to 300 guests and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to attract new guests and encourage repeat visits from regular guests. We locate our restaurants in high-activity areas such as retail centers, shopping malls, and lifestyle centers that are situated near commercial office space and residential housing to attract guests throughout the day. Our restaurants are designed to satisfy our guests’ dining preferences during lunch, dinner, and non-peak periods such as late afternoon and late night.
We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States. Our primary growth objective is to gradually expand the Kona Grill concept in selected markets over the next several years. We intend to continue developing Kona Grill restaurants in high quality, densely populated areas in both new and existing markets. During 2009, we opened four restaurants in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida. We plan to open one new restaurant in Baltimore, Maryland during 2010.
We believe that our vast array of menu offerings and generous portions combined with an estimated average check per guest during 2009 of approximately $23.90 offers our guests an attractive price-value proposition. This value proposition, coupled with our multiple daypart model and exceptional service, has created an attractive business model. Furthermore, our restaurant model provides us with considerable growth opportunities to expand the Kona Grill concept. We believe our concept has the potential for over 100 restaurants nationwide.
Our executive offices are located at 7150 East Camelback Road, Suite 220, Scottsdale, Arizona 85251, and our telephone number is (480) 922-8100. Our website is located at www.konagrill.com. Through our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished to the Securities and Exchange Commission. These reports are available as soon as reasonably practicable after we electronically file these reports with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominating Committees; Code of Business Conduct and Ethics and Code of Ethics for the CEO and Senior Financial Officers; and any other corporate governance materials contemplated by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our principal executive offices.
Our History
Our predecessor concept was a sushi restaurant that commenced operations during 1994. As our guests frequently requested additional selection and diversity in our menu offerings, we developed a successor restaurant concept offering sushi plus innovative menu selections with mainstream appeal that became Kona Grill. We opened the first Kona Grill restaurant in Scottsdale, Arizona during 1998. We sold the predecessor restaurant during 2002 to focus on growing the Kona Grill concept.

Competitive Strengths
The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:
•
Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared, high quality food that includes a diverse selection of mainstream American selections, a variety of appetizers and entrees with an international influence, and award-winning sushi to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from scratch using original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 proprietary sauces and dressings create memorable flavor profiles and further differentiate our menu items. With an average check during 2009 of approximately $23.90 per guest ($16.35 per guest, excluding alcoholic beverages) we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our guests.

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

•
Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where guests can enjoy one of our many alcoholic beverage offerings, while providing a place to be seen and see others. Our patio is a popular place for younger clientele and industry professionals to enjoy our high-value happy hour and reverse happy hour offerings. Our patio, including our enclosed patio in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods as sales during these non-peak periods accounted for 24% of our total sales during 2009, which we believe provides us with a competitive advantage.

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

•
Multiple Daypart Model. Our appetizers, pizzas, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared by our guests, allowing guests to dine with us during traditional lunch and dinner meal periods as well as in between customary dining periods such as in the late afternoon and late night. The lively ambiance of our patio and bar areas provides an energetic social forum that attracts a young professional clientele during these non-peak periods, as well as provides a unique atmosphere for all of our guests to enjoy before or after they dine with us. Our sushi bar provides another dining venue for our guests while offering a wide selection of health conscious menu items. We believe that our ability to attract and satisfy guests throughout the day distinguishes us from many other casual dining chains and helps us maximize sales and leverage our fixed operating costs.

•
Attractive Unit Economics. During 2009, the average unit volume of our comparable base restaurants was $3.9 million, or $547 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverage our fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for our new restaurants to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expenses. Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

Growth Strategy
We believe that there are significant opportunities to grow our sales and increase our brand awareness throughout the United States. The following sets forth the key elements of our growth strategy.
Pursue Disciplined Restaurant Growth
We adhere to a disciplined site selection process and intend to continue opening Kona Grill restaurants in both new and existing markets that meet our demographic, real estate, and investment criteria. In 2010, we plan to open one restaurant in Baltimore, Maryland to expand our nationwide footprint and to continue to build awareness of our concept, while further establishing Kona Grill as a national upscale casual brand. Beyond 2011 we expect the rate of new unit expansion to moderately increase as the cost of capital becomes more affordable and quality new restaurant sites become available. Our expansion plans do not involve any franchised restaurant operations.
We believe the location of our restaurants plays a key role in our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. We maintain a disciplined and controlled site selection process involving our management team and Board of Directors. Our site selection criteria for new restaurants include locating our restaurants near high activity areas such as retail centers, shopping malls, and lifestyle and entertainment centers. In addition, we focus on areas that have above-average density and income populations, have high customer traffic throughout the day from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers.
Our growth strategy for developing new restaurants also includes expansion in existing markets. Operating multiple restaurants in existing markets enables us to leverage our brand equity as well as gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we are well-known and we are able to utilize existing associates in new restaurants.
Grow Existing Restaurant Sales
Our goal for existing restaurants is to improve unit volumes through ongoing local and social marketing efforts designed to generate awareness and trial of our concept and increase the frequency of guest visits. During 2009, restaurant sales for our comparable base restaurants, which include those units open for more than 18 months, declined 9.3% compared to 2008 reflecting lower overall guest traffic and reduction in the average guest check as a result of the challenging macroeconomic environment. We expect same-store sales to improve as the U.S. economy recovers from the current economic downturn.
We continue to implement initiatives designed to increase sales at our restaurants. During 2009, we rolled out our Perfect Pairings lunch offering to drive weekday lunch sales and support our price-value proposition. During 2010, we plan to introduce several marketing and branding initiatives, including the recent launch of our new Konavore loyalty and rewards program that enables us to track guest usage patterns and drive higher guest frequency through unique offerings to specific guests. We have also increased our presence in social marketing and interactive advertising. We also launched an ongoing guest satisfaction survey across the entire brand to provide valuable feedback our management team can respond to immediately. We believe we can generate additional sales through these programs at a reasonable expense per restaurant.

Leverage Depth of Existing Corporate Infrastructure
We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the United States. We continue to make strategic investments in our corporate infrastructure including the hiring of senior personnel with significant restaurant experience. We continue to implement information systems and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our current growth strategy. As we continue to realize the benefits of our growth, we believe that we will be able to leverage our investments in corporate personnel and information systems and realize benefits from the increasing sales volume that our company generates.
Unit Economics
On average, we target a 35% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We target our restaurants to achieve average annual unit volume of $4.5 million following 24 months of operations. During 2009, the average unit volume of our comparable base restaurants was approximately $3.9 million, or $547 per square foot. Recent trends are lower than our targeted volume due to the current recession. The cash-based performance target for our restaurant operations do not consider field supervision, corporate support expenses or non-cash items such as depreciation and amortization; and do not represent a targeted return on investment in our common stock.
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
We believe our high average unit volume helps us attract high-quality employees, leverage our fixed costs, and makes us a desirable tenant for landlords. In addition, our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2009.
2009 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)

Lunch (Open to 3 p.m.)	$17,885	22%
Dinner (5 p.m. to 9 p.m.)	44,055	54%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	19,155	24%

Total All Day	$81,095	100%

Menu
The Kona Grill menu offers guests a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including a broad selection of award-winning sushi. This broad menu is an important factor in our differentiation from the other upscale casual dining competitors. We are well-known for our selection of over 40 signature sauces and dressings. Our sauces and dressings distinguish and compliment our dishes, creating delicious flavor profiles and artistic presentations for our guests. All of our menu items are prepared from scratch using fresh high quality ingredients and adhere to food standards that we believe are much closer to fine dining than typical casual dining.
Our menu features a selection of appetizers, soups, salads, pizzas, sandwiches, noodle dishes, seafood, signature entrees, and desserts. We round out our menu with over 60 hand-made award-winning sushi choices. Our appetizers include socially interactive items that can be eaten individually or easily shared amongst guests such as our Chicken Satay, Avocado Egg Rolls and Sweet and Spicy Shrimp. Our signature entrees feature our various sauces and offer guests generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with our special shoyu-cream sauce accompanied by wok-tossed vegetables and white cheddar mashed potatoes. Other favorites include our Miso-Sake Marinated Sea Bass served with shrimp and pork fried rice and our Pan-Seared Ahi Tuna served over steamed white rice with a sweet-chili sauce accompanied by sautéed spinach.

We are also known for our broad assortment of sushi that includes traditional favorites as well as distinct specialty items such as our Tuna Carpaccio made with thinly sliced tuna sashimi topped with wasabi mayo and yuzu ponzu served with fresh arugula, or our Salmon Wasabi Sashimi topped with fresh wasabi root and red onions and served with cucumber salad and yuzu ponzu sauce. We have designed our sushi menu with a combination of both straight-forward and unintimidating selections such as our California Roll as well as more sophisticated items such as our Spider Roll made with soft shell crab, avocado, and cucumber wrapped in seaweed and soy paper and served with eel sauce. Our menu, coupled with our sushi selections, offers ample choices for health conscious guests, which the National Restaurant Association expects will continue to be a point of focus for consumers in the future.
Each of our restaurants has a dedicated kitchen staff member, whom we refer to as our saucier, to oversee the preparation of our more than 40 unique sauces and dressings that are made fresh from scratch using only high-quality ingredients and fresh products. Each sauce is designed according to a proprietary recipe for a specific menu item and includes unique flavors and combinations such as our honey cilantro, shoyu-cream, and spicy aioli dipping sauces, and our sesame-soy and honey dijon dressings. We believe that our distinctive sauces and dressings provide a unique flavor profile, which further distinguishes Kona Grill from its competitors. Our flavorful sauces and dressings also enhance our guests’ overall dining experience by allowing them to not only experience new tastes but to also share their favorite sauces with others, helping to create customer loyalty and a socially interactive dining experience.
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
Menu prices range from $4.00 to $9.50 for appetizers and soups, $6.50 to $12.50 for salads, $8.25 to $8.75 for our Perfect Pairings menu, $7.75 to $31.50 for sandwiches, pizza, seafood and entrees, and $4.00 to $32.00 for our sushi selections ranging from a single sushi item up to our assorted 18-piece Sashimi Platter. Based upon our innovative high-quality recipes, generous portions, and flexible price points we believe we provide our guests exceptional value that allows us to attract a diverse customer base and increase the frequency of dining visits to our upscale casual restaurants.
In general our menu is consistent from location to location. We have added a local favorites section designed to appeal to the local tastes of each of our restaurants’ guests. We review our menu regularly and consider enhancements to existing items or the introduction of new items based on customer feedback, which helps assure that we are meeting the needs of our guests.
Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 25 selections of wines by the glass or bottle, and a broad selection of liquors and specialty cocktail drinks. During our weekday happy hour (3 p.m. to 7 p.m.), reverse happy hour (9 p.m. to 11 p.m.), and Sunday happy hour we offer discounts on selected food and alcoholic beverage items. Happy hour times may vary by location due to local liquor laws. Alcoholic beverage sales represented approximately 32% of our total restaurant sales during 2009.
Decor and Atmosphere
We have created a uniform restaurant look and feel to adapt to varying real estate opportunities. The layout of our restaurants focuses on joined spaces that create multiple distinct dining areas for our guests while also maintaining an open atmosphere that allows our guests to have a panoramic view of the entire restaurant without negatively impacting the specific ambiance or dining occasion they desire.

Our main dining room area offers a combination of booth seating and central tables of varying sizes. Our full service bar area and covered outdoor patio offer not only a high-energy, socially interactive area for our guests to enjoy appetizers or sushi while they wait to dine with us, but also serves as a destination for many of our frequent guests who visit us during the late afternoon and late night periods. Our bar area is strategically placed to ensure that families and other groups that may prefer a quieter, more intimate dining experience are not disturbed. Our sushi bar provides yet another dining alternative for singles, couples, and larger parties with more sophisticated, health conscious, or adventuresome tastes.
We showcase our signature saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral in each of our restaurants. Our bars are made of granite and compliment our mahogany finishes to enhance our contemporary design. We use a variety of directional lighting to deliver a warm glow throughout our restaurants and we adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the choice of television programming in our bar and patio areas. Our exhibition-style kitchens are brightly lit to display our kitchen staff at work. Our covered outdoor patio areas seat an average of 60 guests. We utilize heaters suspended from our roof structure to allow us to maximize the use of our patios throughout most of the year while avoiding obtrusive heating mechanisms that could detract from our upscale ambiance. We have enclosed the patio areas in certain of our colder climate locations allowing guests to utilize the patio area throughout the year.
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
Food Preparation, Quality Control, and Purchasing
We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect our food products throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel. Our restaurant general managers and executive chefs generally receive a minimum of nine weeks of training while our other restaurant managers and sous chef receive seven weeks of training. We have an annual recertification training for all employees and each employee receives an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants.
We are committed to purchasing high-quality ingredients for our restaurants while managing costs. We use only the freshest ingredients and, as a result, we maintain only modest inventories. We also have a nonexclusive contract with U.S. Foodservice, a national food distributor, to be the primary supplier of our food. We have arrangements with local produce distributors and specialty food suppliers who provide high-quality ingredients and perishable food products. We believe that competitively priced alternative distribution sources are available should those channels be necessary. We source all of our products and supplies with reputable and high-quality providers that are capable of providing consistent, reliable distribution to all of our stores.
Our goal is to maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products, and supplies, while maintaining the highest quality. Our corporate purchasing manager coordinates our national supply contracts, negotiates prices for food supply throughout all of our restaurants, monitors quality control and consistency of the food supplied to our restaurants, and oversees delivery of food on a nationwide basis. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, we implemented an automated food cost and inventory system to assist each restaurant’s kitchen manager in determining daily order requirements for food ingredients, products, and supplies. The kitchen manager orders accordingly from approved suppliers, and all deliveries are inspected to assure that the items received meet our quality specifications and negotiated prices.

Expansion Strategy and Site Selection
We believe the location of our restaurants is critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Our restaurant expansion strategy focuses primarily on penetrating new markets in major metropolitan areas throughout the United States, as well as further penetrating existing markets. In general, we prefer to open our restaurants in high-profile sites within specific trade areas with the following considerations:
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
These sites generally include high-volume retail centers, regional malls, and lifestyle and entertainment centers.
We thoroughly analyze each prospective site before presenting the site to our Real Estate Committee, currently comprised of members of the Board of Directors, for review. Prior to committing to a restaurant site and signing a lease, at least three members of our senior management team and our Board of Directors visit the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria. In addition, we completed a comprehensive custom guest profile study in December 2009 which is a precursor to a real estate site model program to ensure even greater scrutiny when selecting new locations.
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

Restaurant Operations
Executive and Restaurant Management
Our executive management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities. Restaurant management and our Scottsdale Support Center institute procedures to enhance efficiency, reduce costs and provide centralized support systems. Our Senior Vice President of Operations and District Managers have primary responsibility for managing our restaurants and participate in analyzing restaurant-level performance and strategic planning. We employ four district managers who report directly to our Senior Vice President of Operations and who are each responsible for overseeing the restaurants in a specific region. The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and systems to enhance the efficiency of our operations. As we expand our operations, we expect to hire additional district managers who will each oversee six to eight restaurants. In addition, our support center team includes an executive chef and sushi chef who help educate, coach, and develop kitchen personnel, implement systems to improve the efficiency of our kitchen operations, and develop new menu offerings.
Our typical restaurant management team consists of a general manager, assistant general manager, two front-of-the-house managers, executive chef, sous chef, and sushi chef. Our restaurants employ on average approximately 75 non-management employees, many of whom work part-time. The general manager is responsible for the day-to-day operations of the restaurant, including the hiring, training, development of personnel, execution of local marketing programs, and operating results. The chefs are responsible for overseeing the preparation of our menu and sushi items, maintaining product quality, and closely monitoring food costs and department labor costs. We also employ a kitchen staff member who is dedicated to the preparation of our signature sauces and dressings.
Training
In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and ongoing training programs. Each restaurant general manager, assistant general manager, front-of-the-house manager, and kitchen and sushi chef completes a formal training program that is comprised of a mix of classroom and on-the-job instruction. Typical programs for general managers and executive chefs provide at least nine weeks of training that may include a rotation to different restaurants throughout the country. Typical programs for other managers provide seven weeks of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, the ingredients of our various menu items, and other key service protocols. In addition, our hourly staff go through a series of in-depth interactive training for their positions.
We implement these programs by hiring dedicated corporate personnel as well as designate high-performing existing restaurant personnel to assist in training. Our training personnel are involved in training for both new employees hired in anticipation of new restaurant openings as well as for ongoing training in existing restaurants. When we open a new restaurant, we provide training to restaurant personnel in every position for several weeks prior to opening to assure the smooth and efficient operation of the restaurant from the first day it opens to the public. Prior to opening a new restaurant, certain of our newly-hired restaurant personnel are staffed in existing restaurants to learn the operational aspects of a Kona Grill and to obtain on the job instruction.
Recruitment and Retention
Our future growth and success is highly dependent upon our ability to attract, develop, and retain qualified individuals who are capable of successfully managing our high-volume, upscale casual restaurants. We believe that our unit volume, the image and atmosphere of the Kona Grill concept, and our career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We offer our restaurant management personnel competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement. Furthermore, the management team of each restaurant share in a bonus tied to the sales and overall profitability of their restaurant. We believe that our compensation package for managers and restaurant employees is comparable to those provided by other upscale casual restaurants. We believe our compensation policies help us attract quality personnel.

Information Systems
We believe that our management information systems enable us to increase the speed and accuracy of order-taking and pricing, efficiently schedule labor to better serve guests, monitor labor costs, assist in product purchasing and menu mix management, promptly access financial and operating data, and improve the accuracy and efficiency of store-level information and reporting.
We utilize an integrated information system to manage the flow of information within each of our restaurants and between each restaurant and the corporate office. This system includes an Aloha point-of-sales (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, and produce a variety of management reports. Our point of sale system is integrated with food cost and labor scheduling software as well as our financial reporting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.
We transmit electronically to the support center on a daily basis select information that is captured from the POS system. This information system enables senior management to monitor operating results with daily and weekly sales analysis, detailed labor and food cost information, and comparisons between actual and budgeted operating results. We anticipate continually updating both our restaurant information systems and our corporate office information systems to enhance our operations. We believe our information systems are secure and scalable as we continue to build our organization.
Advertising and Marketing
Our ongoing advertising and marketing strategy consists of loyalty and reward programs, social marketing, interactive advertising, selected outdoor and print mediums, various public relations activities, direct mail, and word-of-mouth recommendations. We believe that these mediums are a key component in driving guest trial and usage. During 2009, our marketing and advertising expenditures were $1.1 million, or 1.3% of restaurant sales. We expect to continue to invest in marketing, branding and advertising efforts, primarily in connection with driving comparable restaurant sales and supporting new restaurant openings.
We implement a coordinated public relations effort in conjunction with each new restaurant opening. Approximately 60 days before a scheduled restaurant opening, we collaborate with the local media to publicize our restaurant and generate awareness of our brand. This effort is usually supplemented by targeted direct mail campaigns, social marketing, and other marketing efforts, including hosting a high profile event for a local charity as part of our preopening practice activities that also serves to introduce our concept to the local market. In addition, we use our website, www.konagrill.com, to help increase our brand awareness as well as gift card sales.
Competition
The restaurant industry is highly competitive. Key competitive factors in the industry include the taste, quality, and price of the food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience.
We believe we compete favorably with respect to each of these factors, as follows:
•
We offer a diverse selection of fresh high quality mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items;

•	We appeal to multiple demographic and psychographic profiles;
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
Trademarks
We have registered the service mark “Kona Grill” and the description “East Meets West. They Party” with the United States Patent and Trademark Office. We believe that our trademarks and other proprietary rights, such as our unique menu offerings and proprietary sauce recipes, have significant value and are important to the marketing of our restaurant concept. We have in the past and expect to continue to protect vigorously our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly. In addition, other local restaurant companies with names similar to ours may try to prevent us from using our marks in those locales.
Government Regulation
Each of our restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, zoning, and fire and to periodic review by state and municipal authorities for areas in which the restaurants are located. In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for developing new restaurants. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our development of restaurants.
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
Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. Some states have set minimum wage requirements higher than the current federal level. A significant number of hourly personnel at our restaurants are paid at rates related to state and federal minimum wage laws and, accordingly, state minimum wage increases effective during 2010 and the federal minimum wage increase in July 2009 have increased our labor costs. Increases in the minimum wage rate or the cost of workers’ compensation insurance, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our operating results. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

Employees
As of February 12, 2010, we employed approximately 1,908 people of whom approximately 1,876 worked in our restaurants and 32 were corporate management and staff personnel. None of our employees are covered by a collective bargaining agreement with us. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.
Executive Officers
The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Marc A. Buehler	40	President, Chief Executive Officer and Director
Mark S. Robinow	53	Executive Vice President, Chief Financial Officer and Secretary
Larry J. Ryback	41	Senior Vice President of Operations
Marc A. Buehler joined our company as Chief Executive Officer and President in November 2009 and was also appointed as a member of our Board of Directors. Prior to joining our company, Mr. Buehler was the Chief Executive Officer of LS Management, Inc., the owner and operator of the Lone Star Steakhouse & Saloon/Texas Land and Cattle Steak House restaurant concepts, as well as Lone Star Business solutions, where he served from July 2007 to May 2009. From July 2002 to July 2007, Mr. Buehler worked at Romacorp, which operates and franchises more than 200 Tony Roma’s casual dining locations, as the Vice President of Marketing and was promoted to Chief Executive Officer, President, and Director of Romacorp during July 2006. Prior to that, Mr. Buehler served as Vice President of Marketing at Eateries, Inc. from March 1999 to July 2002 and Marketing Manager at Applebee’s International, Inc. from February 1996 to March 1999. Mr. Buehler also serves as a Board Member of Share Our Strength and is a co-chairperson of the National Restaurant Association’s Marketing Executives Group. In addition he is a member of the Young Presidents’ Organization.
Mark S. Robinow has served as our Executive Vice President, Chief Financial Officer, and Secretary since October 2004. Prior to joining our company, Mr. Robinow served as the Chief Financial Officer of Integrated Decisions and Systems, Inc. (IDeaS) from July 2000 until October 2004. Mr. Robinow served as the Senior Vice President and Chief Financial Officer of Rainforest Cafe, Inc. from November 1995 until January 2000. Mr. Robinow served as the Chief Financial Officer of Edina Realty, Inc. from 1993 until 1995, and as Chief Financial Officer, Secretary, and Treasurer of Ringer Corporation from 1986 until 1993. Mr. Robinow also served as a senior auditor with Deloitte & Touche from 1980 until 1983. Mr. Robinow is a Certified Public Accountant (inactive license holder).
Larry J. Ryback was appointed as Senior Vice President of Operations in February 2010. Mr. Ryback oversees the day-to-day restaurant operations for our brand, culinary operations, training and recruiting. Mr. Ryback brings more than 20 years of restaurant operations experience to our company. Prior to joining our company, Mr. Ryback served as the President and Chief Operating Officer of Redstone American Grill, Inc., a $35 million privately held company with five high-volume, upscale restaurants in four states. Before joining Redstone during 2005, Mr. Ryback spent 10 years with Champps Entertainment in various operations roles including three years as a Regional Vice President of Operations overseeing 26 restaurants that together generated over $130 million in revenue.

Item 1A.	Risk Factors
Risks Related to Our Business
We have a history of losses and we may never achieve profitability.
We incurred net losses during each of the last five years. We forecast that we will incur net losses for at least the next year, and possibly longer. We expect that our expenses during the next year will increase as we build and open at least one new restaurant. We may find that these efforts are more expensive than we currently anticipate or that our expansion efforts do not result in proportionate increases in our sales, which would further increase our losses. We cannot predict whether we will be able to achieve profitability in the future.
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
As part of our expansion strategy, we have opened and plan to open restaurants in markets in which we have no prior operating experience and in which our brand may not be well-known. These new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than restaurants in our existing markets. As a result, we may incur costs related to the opening, operation, and promotion of these new restaurants that are greater than those incurred in markets with longer operating history. As a result of these factors, sales at restaurants opening in new markets may take longer to achieve average unit volumes comparable with our existing restaurants, if at all, which would adversely affect the profitability of those new restaurants.
We are dependent upon high levels of consumer traffic at the sites where our restaurants are located and any adverse change in consumer activity could negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.
Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, and lifestyle centers. We depend on high consumer traffic rates at these centers to attract guests to our restaurants. In general, such visit frequencies are significantly affected by many factors, including national, regional, or local economic conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, higher frequency of online shopping, changes in discretionary consumer spending, increasing gasoline prices, or otherwise. If visitor rates to these centers decline, our unit volumes could decline and adversely affect our results of operations, including recording an impairment charge for restaurants that are performing below expectations. During 2009, we recorded $16.9 million in asset impairment charges for six underperforming restaurants. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

We have a limited operating history and a limited number of restaurants upon which to evaluate our company, and you should not rely on our history as an indication of our future results.
We currently operate 24 restaurants, more than half of which have operated for less than four years. Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:
•	our ability to execute effectively our business strategy;

•	our ability to successfully select and secure sites for our Kona Grill concept;

•	the operating performance of new and existing restaurants;

•	competition in our markets;

•	consumer trends; and

•	changes in political or economic conditions.
Our average unit volume and same-store sales have declined in recent years. Average unit volumes for two of our restaurants opened within the last four years were significantly below the average unit volume of our comparable restaurant base. In addition, we closed our restaurant in Naples, Florida in September 2008 due to low sales volume. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.
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
We currently operate 24 restaurants, four of which opened during 2009, and we expect to open one restaurant during 2010. The capital resources required to develop each new restaurant are significant. We estimate that the cost of opening a new Kona Grill restaurant currently ranges from $3.2 million to $3.7 million, exclusive of landlord tenant improvement allowances and preopening expenses and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the average unit volumes of our new restaurants may cause our results of operations to fluctuate significantly, and poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect our company, making the investment risks related to any one location much larger than those associated with most other restaurant chains.

Our future expansion in existing markets may cause sales in some of our existing restaurants to decline.
Our future growth strategy may include opening new restaurants in our existing markets. We may be unable to attract enough guests to our new restaurants for them to operate profitably. In addition, guests to our new restaurants may be former guests of one of our existing restaurants in that market, which may reduce guest visits and sales at those existing restaurants, adversely affecting our results of operations.
Our ability to open new restaurants may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.
Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process. Our ability to open new restaurants depends upon a number of factors, many of which are beyond our control, including the following:
•	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;
•	the availability of adequate financing;
•	cash flow generated by our existing restaurants;
•	the timing of delivery of leased premises from our landlords so we can commence our build-out construction activities;
•	construction and development costs;
•	labor shortages or disputes experienced by our landlords or outside contractors;
•	unforeseen engineering or environmental problems with the leased premises;
•	our ability to secure governmental approvals and permits, including liquor licenses, construction permits, and occupancy permits;
•	weather conditions or natural disasters; and
•	general economic conditions.
Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.
Over the last two years, we have opened seven restaurants or 29% of our total restaurant base. This expansion and any future growth has increased demands on our management team, restaurant management systems and resources, financial controls, and information systems. These increased demands may adversely affect our ability to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our operating results could be adversely affected.
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
Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we plan to open restaurants in the near term, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing approximately 32% of our sales during 2009. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.
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
Six entities or persons together own approximately 59% of our outstanding common stock, including two of our directors. As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.
The large number of shares eligible for public sale and registered for resale could depress the market price of our common stock.
The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2009, we had outstanding 9,146,695 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,875,000 shares reserved for issuance under our stock award and employee stock purchase plans, of which approximately 300,000 shares have been issued. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report by our management on internal control over financial reporting as of December 31, 2009. To achieve compliance with Section 404, we engaged in a process to document and evaluate our internal control over financial reporting which was both challenging and time-consuming.
Subject to proposed changes by the SEC, our independent auditors will be required to issue a report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2010. Despite our efforts, we can provide no assurance as to our, or our independent auditors’, conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404 in the future. There is a risk that neither we nor our independent auditors will be able to conclude within the prescribed timeframe that our internal controls over financial reporting are effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.
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
We currently operate 24 restaurants in 15 states. Each of our restaurants and our corporate offices are located in a leased facility. As of December 31, 2009, our restaurant leases had expiration dates ranging from 2013 to 2029, typically with options to renew for at least a five-year period. We do not anticipate any difficulties renewing existing leases as they expire. The following table sets forth our current restaurant locations.

			Year	Square	Number of
State	City	Location	Opened	Footage	Seats (1)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	326
Missouri	Kansas City	Country Club Plaza	2002	7,455	222
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,380	295
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,415	304
Indiana	Carmel	Clay Terrace	2004	7,433	295
Texas	Sugar Land	First Colony Mall	2005	7,127	285
Texas	San Antonio	The Shops at La Cantera	2005	7,200	256
Texas	Dallas	North Park Mall	2006	6,872	299
Illinois	Lincolnshire	Lincolnshire Commons	2006	7,020	305
Texas	Houston	Houston Galleria	2006	7,459	315
Illinois	Oak Brook	Oak Brook Promenade	2006	6,999	298
Texas	Austin	The Domain	2007	6,890	298
Michigan	Troy	Big Beaver Road	2007	7,000	280
Connecticut	Stamford	Stamford Town Center	2007	7,654	305
Louisiana	Baton Rouge	Perkins Rowe	2007	6,900	260
Arizona	Gilbert	San Tan Village	2008	6,770	259
Florida	West Palm Beach	CityPlace	2008	6,750	243
Arizona	Phoenix	CityNorth	2008	7,510	368
Virginia	Richmond	West Broad Village	2009	7,000	282
New Jersey	Woodbridge	Woodbridge Conference Center	2009	7,000	280
Minnesota	Eden Prairie	Windsor Plaza	2009	7,000	310
Florida	Tampa	MetWest International	2009	7,500	338

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

Item 3.	Legal Proceedings
We are involved in various legal proceedings arising out of our operations in the ordinary course of business. We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations. See discussion of Legal Proceedings in Note 14 to the consolidated financial statements.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005. The following table sets forth high and low sale prices of our common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2009
First quarter	$3.25	$1.42
Second quarter	$4.34	$1.17
Third quarter	$4.15	$3.16
Fourth quarter	$3.59	$2.32
2008
First quarter	$14.77	$8.38
Second quarter	$9.70	$6.15
Third quarter	$8.37	$5.45
Fourth quarter	$5.97	$1.10
On March 1, 2010, the closing sale price of our common stock was $3.25 per share. On March 1, 2010, there were approximately 31 holders of record of our common stock.
Dividend Policy
We have not paid any dividends to holders of our common stock since our initial public offering and do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, but instead we currently plan to retain any earnings to finance our restaurant operations and the growth of our business. Payments of any cash dividends in the future, however, is within the discretion of our Board of Directors and will depend on our financial condition, results of operations, and capital and legal requirements as well as other factors deemed relevant by our Board of Directors.

PERFORMANCE GRAPH
The following line graph compares cumulative total stockholder returns for the period from August 16, 2005 through December 31, 2009 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; and (3) a restaurant peer group. We do not believe that an index exists with companies comparable to those of our company. We have therefore elected to include a peer group consisting of P.F. Chang’s China Bistro, Inc.; The Cheesecake Factory Incorporated; McCormick & Schmick’s Seafood Restaurants, Inc.; Benihana, Inc.; BJ’s Restaurants, Inc.; Granite City Food & Brewery Ltd.; and J. Alexander’s Corporation. The graph assumes an investment of $100 on August 16, 2005, which was the first day on which our stock was listed on the NASDAQ Global Market. The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index and the restaurant peer group include reinvestment of dividends, but the calculation of cumulative stockholder return on our common stock does not include reinvestment of dividends because we did not pay any dividends during the measurement period. The performance shown is not necessarily indicative of future performance.
The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liability of that section. The performance graph will not be deemed incorporated by reference into any filing of our company under the Exchange Act or the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data
The following selected consolidated financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$81,095	$75,815	$69,521	$50,322	$36,828
Costs and expenses:
Cost of sales	21,058	20,730	19,600	14,320	10,550
Labor	28,517	25,396	21,554	15,555	11,123
Occupancy	6,457	5,157	4,465	3,363	2,466
Restaurant operating expenses	13,156	11,314	9,479	6,875	4,698
General and administrative	8,200	8,416	7,294	7,155	4,783
Preopening expense	1,685	2,073	1,962	1,971	634
Depreciation and amortization	7,314	6,547	5,428	3,906	2,333
Asset impairment charge	16,915	3,219	—	—	—

Total costs and expenses	103,302	82,852	69,782	53,145	36,587

(Loss) income from operations	(22,207)	(7,037)	(261)	(2,823)	241
Nonoperating expenses:
Interest income and other, net	204	296	617	936	300
Interest expense	(174)	(51)	(85)	(294)	(841)

(Loss) income from continuing operations before provision for income taxes	(22,177)	(6,792)	271	(2,181)	(300)
Provision for income taxes	65	205	406	60	83

Loss from continuing operations	(22,242)	(6,997)	(135)	(2,241)	(383)
Gain (loss) from discontinued operations (1)	690	(3,504)	(534)	(503)	—

Net loss	$(21,552)	$(10,501)	$(669)	$(2,744)	$(383)

Net (loss) income per share — Basic and Diluted:
Continuing operations	$(2.57)	$(0.87)	$(0.02)	$(0.31)	$(0.10)
Discontinued operations	0.08	(0.43)	(0.07)	(0.07)	—

Net loss	$(2.49)	$(1.30)	$(0.09)	$(0.38)	$(0.10)

Weighted average shares used in computation:
Basic	8,645	8,054	7,364	7,128	3,747

Diluted	8,645	8,054	7,364	7,128	3,747

Balance Sheet Data (end of period):
Cash and cash equivalents	$2,404	$2,477	$4,991	$1,934	$4,466
Investments	6,282	6,861	14,188	14,249	24,200
Working (deficit) capital	(5,054)	(7,653)	13,656	9,142	24,672
Total assets	49,963	65,554	69,474	58,796	52,418
Total debt	7,120	4,525	2,700	3,313	4,042

Total stockholders’ equity	17,983	35,598	46,431	35,822	37,311

(1)
As a result of our decision to close our Naples, Florida restaurant during September 2008, the results of this restaurant (including related asset impairment, lease obligation, and restaurant-level closing costs) are classified as discontinued operations for all periods presented as discussed further in Note 2 to our consolidated financial statements.

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
Overview
We currently own and operate 24 restaurants located in 15 states. We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. Our menu is mostly standardized for all of our restaurants, allowing us to deliver consistent quality meals. We believe that our vast menu and generous portions, combined with an average check of approximately $23.90, offers our guests an attractive price-value proposition.
Over the last four years, we have funded development of new restaurants primarily from the proceeds of our initial public offering, a private offering of common stock completed during November 2007, the rights offering completed during June 2009, and cash flows from operations. We opened four restaurants during 2009 in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida. We plan to open one restaurant in Baltimore, Maryland during 2010. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. Recent openings are trending lower than our targeted volume during the current recession. We continue to believe that in a stable economic environment our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
During 2009, we recorded non-cash asset impairment charges for six underperforming restaurants. The asset impairment charges resulted from an evaluation of the long-term prospects of each of these restaurants that have not been meeting sales, profitability, and cash flow targets. We have no plans to close any of these restaurants; however, we will continue to evaluate each of these restaurants to determine whether operating performance can be improved.
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
Restaurant Operating Profit. Restaurant operating profit is defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, preopening expenses, or asset impairment charges. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance prior to application of corporate overhead. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors. This measure provides useful information regarding our financial condition and results of operations and allows investors to more easily determine future financial results driven by growth and allows investors to more easily compare restaurant level profitability.
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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred, and we expect preopening expenses to be similar for each new restaurant opening, which typically commence six to eight months prior to a restaurant opening. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.
Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment and gains and losses on disposal of assets.
Asset Impairment Charge. Asset impairment charge results from an assessment of a restaurant’s historical operating performance combined with its projected cash flows over the remaining lease term. An impairment charge is recorded if the asset’s fair value is deemed to be less than its carrying value.
Interest Income and Other, Net. Interest income and other, net consists of interest earned on our cash and investments and any gains or losses on our investments.
Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007
Restaurant sales growth	7.0%	9.1%	38.2%
Same-store sales percentage change(1)	(9.3)%	(7.2)%	2.7%
Average unit volume (in thousands)(2)	$3,815	$4,279	$4,808
Sales per square foot (2)	$541	$608	$684
Restaurant operating profit (in thousands) (3)	$11,907	$13,218	$14,423
Restaurant operating profit as a percentage of sales (3)	14.7%	17.4%	20.7%

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

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Restaurant sales	$81,095	$75,815	$69,521
Costs and expenses:
Cost of sales	21,058	20,730	19,600
Labor	28,517	25,396	21,554
Occupancy	6,457	5,157	4,465
Restaurant operating expenses	13,156	11,314	9,479

Restaurant operating profit	11,907	13,218	14,423

Deduct — other costs and expenses
General and administrative	8,200	8,416	7,294
Preopening expense	1,685	2,073	1,962
Depreciation and amortization	7,314	6,547	5,428
Asset impairment charge	16,915	3,219	—

Loss from operations	$(22,207)	$(7,037)	$(261)

	Percentage of Restaurant Sales
	Year Ended December 31,
	2009	2008	2007
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.0	27.3	28.2
Labor	35.2	33.5	31.0
Occupancy	8.0	6.8	6.4
Restaurant operating expenses	16.2	14.9	13.6

Restaurant operating profit	14.7	17.4	20.7

Deduct — other costs and expenses
General and administrative	10.1	11.1	10.5
Preopening expense	2.1	2.7	2.8
Depreciation and amortization	9.0	8.6	7.8
Asset impairment charge	20.9	4.2	—

Loss from operations	(27.4)%	(9.3)%	(0.4)%

Certain percentage amounts may not sum to total due to rounding.

	Year Ended December 31,
	2009	2008	2007
Store Growth Activity
Beginning Restaurants	20	18	14
Openings	4	3	4
Closings	—	(1)	—

Total	24	20	18

Results of Operations
The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2009	2008	2007
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.0	27.3	28.2
Labor	35.2	33.5	31.0
Occupancy	8.0	6.8	6.4
Restaurant operating expenses	16.2	14.9	13.6
General and administrative	10.1	11.1	10.5
Preopening expense	2.1	2.7	2.8
Depreciation and amortization	9.0	8.6	7.8
Asset impairment charge	20.9	4.2	—

Total costs and expenses	127.4	109.3	100.4

Loss from operations	(27.4)	(9.3)	(0.4)
Nonoperating expenses:
Interest income and other, net	0.3	0.4	0.9
Interest expense	(0.2)	(0.1)	(0.1)

(Loss) income from continuing operations before provision for income taxes	(27.3)	(9.0)	0.4
Provision for income taxes	0.1	0.3	0.6

Loss from continuing operations	(27.4)	(9.3)	(0.2)
Gain (loss) from discontinued operations, net of tax	0.8	(4.6)	(0.8)

Net loss	(26.6)%	(13.9)%	(1.0)%

Certain percentage amounts may not sum to total due to rounding.
Year Ended December 31, 2009 Compared with Year Ended December 31, 2008
Restaurant Sales. Restaurant sales increased $5.3 million, or 7.0% to $81.1 million during 2009 from $75.8 million during 2008. The increase in sales is primarily attributable to restaurant sales generated from the opening of seven new restaurants since June 2008, partially offset by overall traffic declines at our comparable restaurant sales base resulting from the weak U.S. economy, high unemployment rates, and reduced consumer spending. Higher menu pricing of approximately 2.0% was more than offset by reduced guest traffic and a decline in the average guest check as comparable restaurant sales declined 9.3% during 2009.
Cost of Sales. Cost of sales increased $0.3 million, or 1.6% to $21.0 million during 2009 from $20.7 million during 2008. Cost of sales as a percentage of restaurant sales decreased 1.3% to 26.0% during 2009 from 27.3% during the prior year period. Cost of sales during 2009 was positively affected by favorable year-over-year pricing on certain proteins and produce products and operating efficiencies attributed to the rollout of an automated food cost and inventory management system that was completed during July 2008.
Labor. Labor costs for our restaurants increased $3.1 million, or 12.3% to $28.5 million during 2009 from $25.4 million during the prior year period. The increase was primarily due to the opening of seven new restaurants since June 2008. As a percentage of restaurant sales, labor costs increased 1.7% to 35.2% during 2009 from 33.5% during 2008. The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs and hourly labor expense resulting from lower average weekly sales. In addition, high labor costs from restaurants opened during the year also contributed to the increase in labor expense as labor expenses are typically higher than normal during the first several months of operations. Federal and state minimum wage increases, implemented during the second half of 2008 and during 2009, also contributed to increased labor costs as a percentage of sales.

Occupancy. Occupancy expense increased by $1.3 million, or 25.2% to $6.5 million during 2009 from $5.2 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 1.2% to 8.0% during 2009 from 6.8% during 2008. The increase reflects increased common area maintenance allocations at many locations, reduction in deferred rent credits at several locations with rent concessions, and decreased leverage of fixed rental costs from lower average sales volume, partially offset by reduced percentage rent.
Restaurant Operating Expenses. Restaurant operating expenses increased by $1.8 million, or 16.3% to $13.1 million during 2009 from $11.3 million during the prior year period. Restaurant operating expenses as a percentage of restaurant sales increased 1.3% to 16.2% during 2009 from 14.9% during the prior year period. During 2009, higher repair and maintenance, utilities, and property taxes combined with reduced leverage of fixed operating costs resulting from lower average sales volume contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses decreased $0.2 million, or 2.6% to $8.2 million during 2009 compared to $8.4 million during 2008. The decrease is primarily attributable to lower salary and benefit costs resulting from the January 2009 downsizing and realignment of certain corporate office staff and lower expenditures attributable to cost containment efforts, partially offset by $1.6 million in special charges including $0.8 million in severance and related benefits associated with the resignation of two executive officers, $0.6 million in legal and professional fees associated with stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase our company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore, Maryland restaurant expected to open in 2010. General and administrative expenses as a percentage of restaurant sales decreased 1.0% to 10.1% of restaurant sales during 2009 compared to 11.1% of restaurant sales during the prior year period.
Preopening Expense. Preopening expense decreased $0.4 million, or 18.7% to $1.7 million during 2009 compared to $2.1 million during 2008. The decrease in preopening expense is attributable to the timing of new restaurant openings. During 2009, there were four restaurant openings compared to three new restaurants during 2008; however $0.5 million of expenses were incurred during 2008 for the four restaurants opened during 2009.
Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million, or 11.7% to $7.3 million during 2009 from $6.5 million during the prior year period. The increase was primarily attributable to seven restaurants opened since June 2008, partially offset by a reduction of $0.5 million due to the fourth quarter of 2008 impairment of long-lived assets at our Lincolnshire, Illinois restaurant. Depreciation and amortization expense as a percentage of restaurant sales increased 0.4% to 9.0% during 2009 from 8.6% during 2008 reflecting decreased leverage from lower average weekly sales.
Asset Impairment Charge. During 2009, we recorded non-cash asset impairment charges of $16.9 million related to the write-down of the carrying value of long-lived assets associated with six underperforming restaurants that have not been meeting sales, profitability, and cash flow targets. The asset impairment charges were based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. During 2008, we recorded non-cash asset impairment charges of $3.2 million for one restaurant. We have no plans to close any of these restaurants; however, we will continue to evaluate each of these restaurants to determine whether operating performance can be improved.
Interest Income and Other, Net. Interest income and other, net decreased $0.1 million during 2009 compared to the prior year period due to lower interest rates received and lower investment balances. Please refer to Note 3 to the consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense increased $0.1 million due to interest costs associated with the $1.2 million bridge loan issued during March 2009 and subsequently repaid during June 2009. Interest expense for 2009 includes $70,000 for amortization of the debt discount associated with warrants issued to the noteholders that was charged to interest expense.

Provision for Income Taxes. During 2009, we recorded income taxes of $65,000 primarily for states in which income taxes are not calculated based upon net income compared to $205,000 during 2008.
Gain from Discontinued Operations. During the second quarter of 2009, we reached a settlement agreement regarding the lease for our closed Naples, Florida restaurant. We recorded a gain of approximately $0.7 million as the settlement amount was less than the lease termination costs originally recorded during 2008 when the restaurant was closed. During 2008, we recorded a loss of $3.5 million for asset impairment and lease obligations, along with the sales, costs and expenses attributable to this restaurant.
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
Asset Impairment Charge. Asset impairment charge of $3.2 million during 2008, or 4.2% of restaurant sales resulted from the evaluation of restaurants that have not been meeting sales, profitability, and cash flow targets. This evaluation resulted in long-lived asset impairment charges of $3.2 million for our Lincolnshire, Illinois restaurant. We intend to continue operating this restaurant and believe that the operating performance of this restaurant can be improved.
Interest Income and Other, Net. Interest income and other, net decreased $0.3 million, or 52.0%, to $0.3 million during 2008 from $0.6 million during 2007. This decrease is primarily due to lower average investment balances, coupled with lower average interest rates, as compared to the same period last year. In addition, we recognized a loss of approximately $0.1 million on our investments as the fair value of the put option on our auction rate securities was determined to be less than the impairment recorded on our auction rate securities. Please refer to Note 3 to the consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense decreased slightly due to lower average debt balances during 2008 as compared to 2007.
Provision for Income Taxes. During 2008, we recorded income taxes of $0.2 million primarily for states in which income taxes are not calculated based upon net income. During 2007, we incurred $0.4 million of federal and state tax expense, including a non-cash charge of $0.2 million related to stock options exercised during 2007 which required the recording of additional tax expense under accounting rules for stock-based compensation.
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
Quarterly Results of Operations
The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2009. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2009				2008
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$19,455	$21,468	$20,173	$19,999	$18,103	$19,685	$19,454	$18,573
Costs and expenses:
Cost of sales	5,097	5,461	5,267	5,233	5,193	5,369	5,254	4,914
Labor	6,749	7,269	7,117	7,382	6,127	6,380	6,496	6,393
Occupancy	1,520	1,536	1,655	1,746	1,256	1,244	1,260	1,397
Restaurant operating expenses	3,030	3,242	3,296	3,588	2,588	2,902	2,978	2,846
General and administrative	1,887	2,661	1,590	2,062	1,852	2,026	2,079	2,459
Preopening expense	500	352	480	353	178	541	471	883
Depreciation and amortization	1,741	1,812	1,820	1,941	1,566	1,584	1,656	1,741
Asset impairment charge	—	—	—	16,915	—	—	—	3,219

Total costs and expenses	20,524	22,333	21,225	39,220	18,760	20,046	20,194	23,852

Loss from operations	(1,069)	(865)	(1,052)	(19,221)	(657)	(361)	(740)	(5,279)
Nonoperating expenses:
Interest income and other, net	48	77	44	35	204	105	62	(75)
Interest expense	(32)	(99)	(22)	(21)	(34)	(17)	—	—

Loss from continuing operations before provision for income taxes	(1,053)	(887)	(1,030)	(19,207)	(487)	(273)	(678)	(5,354)
Provision for income taxes	30	30	5	—	75	75	55	—

Loss from continuing operations	(1,083)	(917)	(1,035)	(19,207)	(562)	(348)	(733)	(5,354)
(Loss) gain from discontinued operations	(13)	703	—	—	(111)	(187)	(3,161)	(45)

Net loss	$(1,096)	$(214)	$(1,035)	$(19,207)	$(673)	$(535)	$(3,894)	$(5,399)

Net (loss) income per share — Basic and diluted:
Continuing operations	$(0.14)	$(0.11)	$(0.11)	$(2.10)	$(0.07)	$(0.04)	$(0.09)	$(0.67)
Discontinued operations	—	0.08	—	—	(0.01)	(0.03)	(0.40)	—

Net loss	$(0.14)	$(0.03)	$(0.11)	$(2.10)	$(0.08)	$(0.07)	$(0.49)	$(0.67)

Weighted average shares used in computation:
Basic and diluted	8,016	8,278	9,141	9,144	8,134	8,081	7,998	8,003

Liquidity and Capital Resources
Our primary capital requirements are for new restaurant development. Subject to availability of capital on terms acceptable to us, we will pursue additional leases based on significant economic opportunity. Similar to many restaurant chains, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip each restaurant. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our typical restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, permitting requirements, labor markets and other variables. Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances typically require a significantly higher cash investment. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.
The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,	December 31,
	2009	2008
Cash and short-term investments(1)	$2,890	$2,847
Net working capital (deficit)(2)	(5,054)	(7,653)

(1)
At December 31, 2009 and 2008, cash and short-term investments exclude $5.8 million and $6.5 million, respectively, in auction rate securities that are used as collateral for the line of credit. Proceeds from the sale of auction rate securities are used to reduce the outstanding balance on the line of credit.

(2)
The working capital deficit at December 31, 2009, is primarily attributable to accruals for payroll, legal fees, and severance. The working capital deficit at December 31, 2008 is principally due to $6.5 million of investments in auction rate securities which were classified as non-current assets.

	2009	2008
Cash provided by operating activities	$5,341	$6,693
Capital expenditures	12,021	17,146
Future Capital Requirements
Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the last several years, we funded development of new restaurants primarily from the proceeds of equity financing, debt financing, and cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment.
Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $2.9 million in addition to cash flow from operations is sufficient to fund development costs required for our Baltimore restaurant. Any reduction of our cash flow from operations may cause a delay or cancellation of planned future restaurant development. As of December 31, 2009, we had a working capital deficit of $5.1 million. We plan to reduce this deficit through cost containment efforts and cash flow from operations. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Bridge Loan
On March 6, 2009, and as amended on April 7, 2009, we entered into a Note and Warrant Purchase Agreement with certain accredited investors whereby we sold $1.2 million aggregate principal amount of 10% unsecured subordinated notes and warrants to purchase shares of our common stock. The principal and accrued interest outstanding under the notes were due and payable upon the closing of any offering of equity securities by our company generating gross proceeds to us of at least $2.5 million. For each $100,000 issued in notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. The bridge loan, including accrued interest, was repaid during June 2009 upon completion of the rights offering described below. The holders of the notes exercised over-subscription rights granted in the agreement and purchased 482,178 shares or 18.5% of the total shares sold in the rights offering.
Rights Offering
As part of the Note and Warrant Purchase Agreement, we filed with the SEC a registration statement on Form S-3 to conduct a rights offering with targeted gross proceeds to us of $3,520,000 pursuant to which each of our stockholders received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009. Each subscription right entitled the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the agreement provided that any shares of common stock that were not subscribed for in the rights offering by existing stockholders were offered to the holders of the notes on a pro rata basis based on the aggregate principal amount of notes outstanding and at the same subscription price as offered to the holders of subscription rights granted under the rights offering. We sold 2,608,045 shares of common stock pursuant to the rights offering and received net proceeds of $3,245,000 after deducting $275,000 in expenses. A portion of the net proceeds was used to repay amounts owed on the notes, and the remaining proceeds are being utilized to fund capital expenditure requirements.
Equipment Loans
As of December 31, 2009, we had five equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $1.3 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2009.
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with UBS. Available borrowings under the line of credit are based upon terms specified in the agreement and subject to adjustment by UBS after consideration of various factors. At December 31, 2009, $5,800,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by UBS at any time. The line of credit is classified as short-term in the accompanying consolidated balance sheets as the loan expires on June 30, 2010. The cost of the line of credit effectively offsets the interest earned on the auction rate securities. See Note 3 to the consolidated financial statements for further information on the auction rate securities and the settlement agreement.

Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented.

	Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by (used in):
Operating activities	$5,341	$6,693	$5,701
Investing activities	(11,316)	(10,118)	(12,781)
Financing activities	5,902	911	10,137

Net (decrease) increase in cash and cash equivalents	$(73)	$(2,514)	$3,057

Operating Activities. During 2009, net cash provided by operating activities was $5.3 million and exceeded our net loss by $26.9 million due principally to non-cash asset impairment charges, depreciation and amortization, and the timing of payment for accrued expenses. During 2008, net cash provided by operating activities was $6.7 million and exceeded our net loss by $17.2 million primarily due to depreciation and amortization, non-cash asset impairment charges, and an increase in the deferred rent liability, partially offset by our net loss of $10.5 million. During 2007, net cash provided by operating activities was $5.7 million and exceeded our net loss by $6.4 million due principally to the effect of depreciation and amortization and an increase in the deferred rent liability.
Investing activities. We fund the development and construction of new restaurants primarily with cash and investments. Net cash used in investing activities during 2009 was $11.3 million primarily reflecting $12.0 million to fund construction of four restaurants opened during the year. Net cash used in investing activities was $10.1 million during 2008 reflecting $17.1 million to fund construction at three restaurants opened during 2008 and one restaurant opened during January 2009, as well as capital expenditures for existing restaurants and other restaurants scheduled to open during 2009. This increase was partially offset by $7.3 million in proceeds from the sale of investments to fund this construction. Net cash used in investing activities was $12.8 million during 2007 which consisted primarily of $12.8 million in expenditures for leasehold improvements and restaurant equipment principally to construct new restaurants.
Financing Activities. Net cash provided by financing activities was $5.9 million during 2009 reflecting $3.3 million in net borrowings under our line of credit and $3.2 million in net proceeds from the subscription rights offering completed during June 2009, partially offset by $0.7 million in principal payments on equipment loans. Net cash provided by financing activities was $0.9 million during 2008 principally consisting of $2.5 million in net borrowings under our line of credit offset by the purchase of 116,200 shares of common stock under our stock repurchase program at a total cost of $1.0 million, and $0.7 million in principal payments on equipment notes. Net cash provided by financing activities was approximately $10.1 million during 2007 consisting primarily of $10.0 million in net proceeds from the sale of common stock in a private placement transaction, $0.6 million in proceeds primarily from the issuance of common stock as a result of the exercise of stock options and warrants, partially offset by $0.6 million of principal payments on equipment loans.

Aggregate Contractual Obligations
The following table sets forth our contractual commitments as of December 31, 2009 (in thousands).

	Payments Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term notes payable, including current portion	$1,320	$684	$636	$—	$—
Interest on notes payable	116	81	35	—	—
Line of credit(1)	5,800	5,800	—	—	—
Operating leases	61,972	6,699	14,150	13,490	27,633

Total	$69,208	$13,264	$14,821	$13,490	$27,633

(1)	The line of credit expires on June 30, 2010, but is callable upon demand. See Note 8 to the consolidated financial statements for further information.
The table above does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. In addition, the table above does not reflect unrecognized tax benefits of $140,000, the timing of which is uncertain. Refer to Note 9 of the Consolidated Financial Statements for additional discussion on unrecognized tax benefits. We have evaluated and determined that we do not have any purchase obligations as defined in the SEC Final Rule No. 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.
Off-Balance Sheet Arrangements
We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2009.
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
Fair Value Measurements
Our investment portfolio includes auction rate securities that are reflected at estimated fair value in the consolidated balance sheets. We held auction rate securities with a par value of $5.8 million which are classified as trading securities at December 31, 2009. Historically, due to the auction process that reset interest rates at pre-determined calendar intervals, quoted market prices were readily available, which would have qualified as Level 1 under the fair value hierarchy. Since February 2008, events in the credit markets have adversely affected the auction market and auctions for these securities have failed, and, therefore, we were required to determine the fair value of our auction rate securities using valuation models obtained from third parties. We also elected to apply fair value accounting to the put option received from our broker as the put option acts as an economic hedge against any further price movement in the auction rate securities and enables us to recognize future changes in the fair value of the put option as those changes occur to offset fair value movements in the auction rate securities.
As we rely on unobservable (Level 3) inputs, which are highly subjective, in determining the fair value of our auction rate security instruments and related put option, the valuations could vary significantly based on our assumptions. We use a discounted cash flow model to value our auction rate security instruments. The valuation models require numerous assumptions and assessments, including the following: (i) collateralization underlying each security; (ii) the present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) the creditworthiness of the counterparty; and (iv) the current illiquidity of the investments. We determine the fair value of our put option through comparison of the fair value of each auction rate security instrument to its par value and then discount this amount by a rate reflective of the risk of default by the issuer between the valuation date and the expected exercise date of the put option. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets.

Property and Equipment
We record property and equipment at cost less accumulated depreciation and we select useful lives that reflect the actual economic lives of the underlying assets. We amortize leasehold improvements over the shorter of the useful life of the asset or the related lease term. We calculate depreciation using the straight-line method for financial statement purposes. We capitalize improvements and expense repairs and maintenance costs as incurred. We are often required to exercise judgment in our decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. Our judgments may produce materially different amounts of repair and maintenance or depreciation expense if different assumptions were used.
We evaluate property and equipment for impairment whenever events or changes in restaurant operating results indicate that the carrying value of those assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant negative industry or economic trends; and significant changes in legal factors or in the business climate. The assessment of impairment is performed on a restaurant-by-restaurant basis. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If indicators of impairment are present and if we determine that the carrying value of the asset exceeds the fair value of the restaurant assets, an impairment charge is recorded to reduce the carrying value of the asset to its fair value. Calculation of fair value requires significant estimates and judgments which could vary significantly based on our assumptions.
During 2009 and 2008, we recorded non-cash asset impairment charges for underperforming restaurants. We continue to monitor the operating performance of each individual restaurant. We may be required to record impairment charges in the future if certain restaurants perform below expectations.
Leasing Activities
We lease all of our restaurant properties. At the inception of the lease, we evaluate each property and classify the lease as an operating or capital lease in accordance with applicable accounting standards. We exercise significant judgment in determining the estimated fair value of the restaurant as well as the discount rate used to discount the future minimum lease payments. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can reasonably be assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases.
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
Stock-Based Compensation
We apply the Black-Scholes valuation model in determining the fair value of stock option awards, which requires the use of a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We also estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statement of operations. We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.
We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.
Recent Accounting Pronouncements
See the Recent Accounting Pronouncements section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We are exposed to market risk primarily from fluctuations in interest rates on our investments. We held approximately $6.3 million in investments, including $5.8 million of auction rate securities, as of December 31, 2009. Changes in interest rates affect the investment income we earn on our investments and, therefore, impact our cash flows and results of operations. For 2009, the average interest rate earned on our investments was approximately 1.4%. A hypothetical 100 basis point decline in the interest rate earned on our investments would decrease our interest income by approximately $50,000.
Primary Market Risk Exposures
Our primary market risk exposures are in the areas of commodity costs. Many of the food products purchased by us can be subject to volatility due to changes in weather, production, availability, seasonality, and other factors outside our control. Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices in response to food commodity price increases.

Item 8.	Financial Statements and Supplementary Data
Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A(T).	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Exchange Act within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.
This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K for the year ended December 31, 2009.
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
The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders. The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business — Executive Officers.”

Item 11.	Executive Compensation
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders.

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

(3)	Exhibits

Exhibit
Number		Exhibit

3.1		Amended and Restated Certificate of Incorporation of the Registrant (2)
3.3		Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (6)
3.4		Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (8)
4.1		Form of Common Stock Certificate (3)
4.2		Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3		Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4		Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.9		Form of First Amended and Restated Promissory Note, dated April 7, 2009, among Kona Grill, Inc. and the investor parties thereto (10)
4.10		Form of Warrant
10.6	(a)	Loan Agreement, dated May 19, 2003, between GE Capital Franchise Finance Corporation and Kona Grill Kansas City, Inc. (1)
10.6	(b)	Promissory Note, dated May 19, 2003, issued by Kona Grill Kansas City, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.7	(a)	Loan Agreement, dated April 30, 2004, between GE Capital Franchise Finance Corporation and Kona Grill Las Vegas, Inc. (1)
10.7	(b)	Promissory Note, dated April 30, 2004, issued by Kona Grill Las Vegas, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.8	(a)
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

10.8	(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.10	*	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11	*	Kona Grill, Inc. 2005 Stock Award Plan (2)
10.12	*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (4)
10.15	*	Form of Stock Option Agreement (2005 Stock Award Plan) (5)
10.17		Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto (7)
10.21		Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (9)

Exhibit
Number		Exhibit
10.22	*	Employment Agreement, dated as of May 11, 2009, between the Company and Marcus E. Jundt (11)
10.23	*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark L. Bartholomay (11)
10.24	*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark S. Robinow (11)
10.25	*	Separation Agreement, dated as of August 6, 2009, between the Company and Marcus E. Jundt (12)
10.26	*	Employment Agreement, dated as of November 2, 2009, between the Company and Marc A. Buehler (13)
10.27	*	Separation Agreement, dated as of November 24, 2009, between the Company and Mark L. Bartholomay (14)
21		List of Subsidiaries
23		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.

(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2009.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed on August 12, 2009.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed on November 3, 2009.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed on November 27, 2009.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.
/s/ Marc A. Buehler
Marc A. Buehler
President and Chief Executive Officer

Date: March 4, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ Marc A. Buehler Marc A. Buehler	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2010

/s/ Mark S. Robinow Mark S. Robinow	Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)	March 4, 2010

/s/ Richard J. Hauser Richard J. Hauser	Director	March 4, 2010

/s/ Douglas G. Hipskind Douglas G. Hipskind	Director	March 4, 2010

/s/ Berke Bakay Berke Bakay	Director	March 4, 2010

/s/ Anthony L. Winczewski Anthony L. Winczewski	Director	March 4, 2010

/s/ Mark A. Zesbaugh Mark Zesbaugh	Director	March 4, 2010

KONA GRILL, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Kona Grill, Inc.
We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Phoenix, Arizona
March 4, 2010

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$2,404	$2,477
Investments	6,282	370
Receivables	308	980
Other current assets	1,111	938

Total current assets	10,105	4,765
Long-term investments	—	6,491
Other assets	668	794
Property and equipment, net	39,190	53,504

Total assets	$49,963	$65,554

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,922	$4,335
Accrued expenses	5,753	4,878
Current portion of notes payable	684	717
Line of credit	5,800	2,488

Total current liabilities	15,159	12,418
Notes payable	636	1,320
Deferred rent	16,185	16,218

Total liabilities	31,980	29,956

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,262,895 shares issued and 9,146,695 shares outstanding at December 31, 2009 and 6,628,191 shares issued and 6,511,991 shares outstanding at December 31, 2008	93	66
Additional paid-in capital	57,649	53,739
Accumulated deficit	(38,759)	(17,207)
Treasury stock, at cost, 116,200 shares at December 31, 2009 and 2008	(1,000)	(1,000)

Total stockholders’ equity	17,983	35,598

Total liabilities and stockholders’ equity	$49,963	$65,554

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007

Restaurant sales	$81,095	$75,815	$69,521
Costs and expenses:
Cost of sales	21,058	20,730	19,600
Labor	28,517	25,396	21,554
Occupancy	6,457	5,157	4,465
Restaurant operating expenses	13,156	11,314	9,479
General and administrative	8,200	8,416	7,294
Preopening expense	1,685	2,073	1,962
Depreciation and amortization	7,314	6,547	5,428
Asset impairment charge	16,915	3,219	—

Total costs and expenses	103,302	82,852	69,782

Loss from operations	(22,207)	(7,037)	(261)
Nonoperating expenses:
Interest income and other, net	204	296	617
Interest expense	(174)	(51)	(85)

(Loss) income from continuing operations before provision for income taxes	(22,177)	(6,792)	271
Provision for income taxes	65	205	406

Loss from continuing operations	(22,242)	(6,997)	(135)
Gain (loss) from discontinued operations, net of tax	690	(3,504)	(534)

Net loss	$(21,552)	$(10,501)	$(669)

Net loss per share – Basic and Diluted (Note 1):
Continuing operations	$(2.57)	$(0.87)	$(0.02)
Discontinued operations	0.08	(0.43)	(0.07)

Net loss	$(2.49)	$(1.30)	$(0.09)

Weighted average shares used in computation (Note 1):
Basic	8,645	8,054	7,364

Diluted	8,645	8,054	7,364

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit	Stock	Income/(Loss)	Total
Balances at December 31, 2006	5,848	$58	$41,722	$(5,957)	$—	$(1)	$35,822
Cumulative effect adjustment upon adoption of FIN 48	—	—	15	(80)	—	—	(65)
Tax benefit from stock option exercises	—	—	145	—	—	—	145
Stock-based compensation expense	—	—	607	—	—	—	607
Issuance of common stock, net of $594 of offering expenses	650	7	9,962	—	—	—	9,969
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	110	1	620	—	—	—	621
Net loss	—	—	—	(669)	—	—	(669)
Unrealized holding gain (loss), net	—	—	—	—	—	1	1

Comprehensive loss							(668)

Balances at December 31, 2007	6,608	66	53,071	(6,706)	—	—	46,431
Stock-based compensation expense	—	—	582	—	—	—	582
Purchase of treasury stock	(116)	—	—	—	(1,000)	—	(1,000)
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	20	—	86	—	—	—	86
Net loss	—	—	—	(10,501)	—	—	(10,501)
Unrealized holding gain (loss), net	—	—	—	—	—	—	—

Comprehensive loss							(10,501)

Balances at December 31, 2008	6,512	66	53,739	(17,207)	(1,000)	—	35,598
Stock-based compensation expense	—	—	560	—	—	—	560
Issuance of common stock, net of $275 of offering expenses	2,608	26	3,219	—	—	—	3,245
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	27	1	61	—	—	—	62
Warrants issued with bridge loan	—	—	70	—	—	—	70
Net loss	—	—	—	(21,552)	—	—	(21,552)
Unrealized holding gain (loss), net	—	—	—	—	—	—	—

Comprehensive loss							(21,552)

Balances at December 31, 2009	9,147	$93	$57,649	$(38,759)	$(1,000)	$—	$17,983

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008	2007
Operating activities
Net loss	$(21,552)	$(10,501)	$(669)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,314	6,805	5,791
Stock-based compensation	560	582	607
Asset impairment	16,915	5,377	—
Amortization of debt discount	70	—	—
Excess tax benefit related to stock option exercises	—	—	(160)
Change in operating assets and liabilities:
Receivables	672	116	(147)
Other current assets	(173)	455	(652)
Accounts payable	693	(218)	(1,123)
Accrued expenses	875	853	603
Deferred rent	(33)	3,224	1,451

Net cash provided by operating activities	5,341	6,693	5,701
Investing activities
Purchase of property and equipment	(12,021)	(17,146)	(12,755)
Decrease (increase) in other assets	126	(299)	(88)
Net purchases and sales of investments	579	7,327	62

Net cash used in investing activities	(11,316)	(10,118)	(12,781)

Financing activities
Net borrowings on line of credit	3,312	2,488	—
Repayments of notes payable	(717)	(663)	(613)
Proceeds from bridge loan	1,200	—	—
Repayment of bridge loan	(1,200)	—	—
Proceeds from issuance of common stock, net of issuance costs	3,245	—	9,969
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	62	86	621
Purchase of treasury stock	—	(1,000)	—
Excess tax benefit related to stock option exercises	—	—	160

Net cash provided by financing activities	5,902	911	10,137

Net (decrease) increase in cash and cash equivalents	(73)	(2,514)	3,057
Cash and cash equivalents at the beginning of the year	2,477	4,991	1,934

Cash and cash equivalents at the end of the year	$2,404	$2,477	$4,991

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$104	$51	$85
Cash paid for income taxes, net of refunds	$74	$110	$—
Noncash investing activities
(Decrease) increase in accounts payable related to property and equipment additions	$(2,106)	$1,229	$(169)
See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
1. The Company and Summary of Significant Accounting Policies
Description of Business
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 24 restaurants in 15 states across the United States.
Basis of Presentation
The accompanying consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
In connection with preparation of the consolidated financial statements, we evaluated subsequent events after the balance sheet date of December 31, 2009 through March 4, 2010, the date the financial statements were issued.
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
Investments
Investments consist primarily of auction rate securities, certificates of deposit, and money market securities that are generally highly liquid in nature and represent the investment of cash that is available for current operations. We generally invest in high quality securities that are rated “AAA.” We classify our investments based on the intended holding period. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity. Trading securities are carried at fair value with gains and losses reported in the consolidated statements of operations.
Inventories
Inventories consist of food and beverage products and are stated at the lower of cost or market using the first-in, first-out method. Inventories are included in other current assets in the accompanying consolidated balance sheets.
Fair Value of Financial Instruments
The carrying amount of cash and cash equivalents, certificates of deposit, money market securities, receivables, accounts payable, and accrued expenses approximates fair value because of the immediate or short-term maturity of these financial instruments. Investments in auction rate securities are recorded at fair value based on valuation models and methodologies using “Level 3” inputs as defined by accounting guidance for fair value measurements. The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such obligations.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. We capitalize all direct costs on the construction of leasehold improvements and capitalize interest during the construction and development period. Leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term that includes reasonably assured lease renewals as determined on the date of acquisition of the leasehold improvement. Improvements that materially extend the life of an asset are capitalized while repair and maintenance costs are expensed as incurred.
Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Furniture and fixtures	5-7 years
Equipment	7 years
Computer software and electronic equipment	3 years
Leasehold improvements	Shorter of the useful life or the lease term
We evaluate property and equipment for impairment whenever events or changes in restaurant operating results indicate that the carrying value of those assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant negative industry or economic trends; and significant changes in legal factors or in the business climate. The assessment of impairment is performed on a restaurant-by-restaurant basis. The recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If indicators of impairment are present and if we determine that the carrying value of the asset exceeds the fair value of the restaurant assets, an impairment charge is recorded to reduce the carrying value of the asset to its fair value. See Note 2 for discussion of asset impairment charges recorded during 2008 and 2009.
Leases
We lease our restaurant locations under operating lease agreements with initial terms of approximately 10 to 20 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales which exceed the minimum base rent. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, we record the total rent payable over the initial lease term, starting on the date we gain possession of the property (including the construction period), on a straight-line basis. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the initial term of the lease.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Revenue Recognition
Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions and discounts. Revenues from gift card sales are recognized upon redemption. Prior to redemption, the outstanding balances of all gift cards are included in accrued expenses in the accompanying consolidated balance sheets.
Sales Taxes
Revenues are presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.
Advertising Costs
Advertising costs are expensed as incurred. Advertising expense for 2009, 2008, and 2007 was $1,063,000, $934,000, and $1,192,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of operations. Costs associated with the redemption of a promotion in the form of a coupon for a free or discounted product are recorded in cost of sales as the intent of the coupon is to generate additional restaurant sales through driving guest traffic. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses in the accompanying consolidated statements of operations.
Preopening Expense
Costs directly related to the opening of new restaurants, including employee relocation, travel, employee payroll and related training costs, and rent expense subsequent to the date we take possession of the property through the restaurant opening, are expensed as incurred.
Stock-Based Compensation
We have two stock option plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. Upon effectiveness of the 2005 Stock Award Plan, the 2002 Stock Award Plan was closed for purposes of new grants. During the last three years, we have only granted non-qualified stock options. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and generally expire five years from the date of grant. Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each quarter over a one-year period. Certain executive officer stock options may vest earlier in the event of a change of control or termination, as defined in the executive officer’s employment agreement.
We apply the Black-Scholes valuation model in determining the fair value of stock option grants. We recognize compensation cost for our stock awards using a graded vesting schedule on a straight line basis over the requisite service period.
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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
We recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method, as these shares are anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(22,242)	$(6,997)	$(135)
Gain (loss) from discontinued operations	690	(3,504)	(534)

Net loss	$(21,552)	$(10,501)	$(669)

Denominator:
Weighted average shares — basic	8,645	8,054	7,364
Effect of dilutive stock options and warrants	—	—	—

Weighted average shares — diluted	8,645	8,054	7,364

Net loss per share — Basic and Diluted:
Continuing operations	$(2.57)	$(0.87)	$(0.02)
Discontinued operations	0.08	(0.43)	(0.07)

Net loss	$(2.49)	$(1.30)	$(0.09)

On June 9, 2009, we completed our rights offering for which each holder of common stock as of the April 17, 2009 record date received one non-transferrable subscription right for every 2.5 shares of common stock. Each subscription right entitled our stockholders to purchase one share of common stock at a purchase price of $1.35 per share. The market price of our common stock was $3.93 per share on June 5, 2009, which was the expiration date of the rights offering. Since the $1.35 per share subscription price of common stock issued under the rights offering was lower than the $3.93 per share market price on June 5, 2009, the rights offering contained a bonus element. As a result, we retroactively increased the weighted average common shares outstanding used to compute basic and diluted earnings (loss) per share by an adjustment factor of 1.2309 for all periods presented prior to the completion of the rights offering.
For 2009, 2008, and 2007, there were approximately 965,000, 1,033,000, and 855,000, stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.
Comprehensive Loss
Comprehensive loss is defined as the aggregate change in stockholders’ equity, excluding changes in ownership interests. Comprehensive loss reported in the accompanying consolidated statements of stockholders’ equity consists of net loss and unrealized gains or losses on available-for-sale securities.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Recent Accounting Pronouncements
In April 2009, the Financial Accounting Standards Board issued additional application guidance and enhanced disclosures regarding fair value measurements and impairment of securities. The guidance includes how to determine the fair value of assets and liabilities when the volume and level of activity for the asset or liability has significantly decreased. Enhanced disclosure requirements include the following: 1) interim disclosures regarding the fair values of financial instruments that are not currently reflected on the balance sheet at fair value; and 2) disclosure on the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods. We adopted the additional guidance and disclosure requirements as of our second quarter ended June 30, 2009. The adoption did not have a material effect on our financial condition or results of operations.
2. Asset Impairment Charges and Discontinued Operations
Asset Impairment Charges
We review the carrying value of our long-lived assets on a restaurant-by-restaurant basis. During 2009, we recorded non-cash asset impairment charges of $16,915,000 for six underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value which was determined using a discounted cash flow model or the market value of each restaurant’s assets. The six restaurants that comprise the asset impairment charge are located in the following cities: 1) Phoenix, Arizona; 2) Stamford, Connecticut; 3)West Palm Beach, Florida; 4) Oak Brook, Illinois; 5) Baton Rouge, Louisiana and 6) Sugar Land, Texas. We do not intend to close any of these restaurants at this time, but will continue to evaluate each of these restaurants on a case-by-case basis.
Additionally during 2008, we recorded non-cash charges of $3,219,000 for the impairment of long-lived assets at our Lincolnshire, Illinois restaurant based upon the restaurant’s past and present operating performance combined with our assessment of expected cash flows from this location over the remainder of the original lease term. We intend to continue operating this restaurant and believe that the operating performance of this restaurant can be improved. No asset impairment charges were recorded during 2007.
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
Gain (loss) from discontinued operations includes both the historical results of operations as well as exit costs attributed to the Naples, Florida restaurant. During the second quarter of 2009, we entered into a settlement agreement for the termination of the lease for $700,000. As the settlement amount was less than the lease termination accrual previously recorded during 2008, we recorded a gain of $690,000, after deducting fees and other expenses, for 2009. Gain (loss) from discontinued operations, net of tax is comprised of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Restaurant sales	$—	$1,531	$2,737

Gain (loss) from discontinued operations before income tax benefit	$690	$(3,579)	$(590)
Income tax benefit	—	75	56

Gain (loss) from discontinued operations, net of tax	$690	$(3,504)	$(534)

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Activity associated with the lease termination accrual is summarized below (in thousands):

Balance at December 31, 2008	$1,417
Cash payments	(546)
Non-cash activity	(690)

Balance at December 31, 2009	$181

Non-cash activity reflects the revised estimate of lease termination costs based upon the settlement agreement discussed above. The lease settlement required an initial payment of $350,000 that was paid during July 2009 and the remaining amount, including interest at a 6% annual rate, is payable in 12 equal monthly installments beginning in August 2009. Settlement fees of $181,000 are included in accrued expenses on the accompanying consolidated balance sheet as of December 31, 2009.
3. Investments
The following is a summary of our investments (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value
December 31, 2009
Short-term investments:
Certificates of deposit	$172	$—	$172
Money market securities	314	—	314
Auction rate securities	5,433	—	5,433
Put option on auction rate securities	363	—	363

Total investments	$6,282	$—	$6,282

December 31, 2008
Short-term investments:
Certificates of deposit	$370	$—	$370

Long-term investments:
Auction rate securities	5,858	—	5,858
Put option on auction rate securities	633	—	633

	6,491	—	6,491

Total investments	$6,861	$—	$6,861

As of December 31, 2009, our investment portfolio included six auction rate securities with a par value of $5,800,000. These securities are AAA rated long term debt obligations secured by student loans, substantially all of which are guaranteed by the federal government under the Federal Family Education Loan Program. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. Since February 2008, events in the credit markets have adversely affected the auction market for these types of securities and auctions for our securities have failed to settle on their respective settlement dates. During August 2009, we were able to sell $800,000 of these securities at par value. The proceeds from the sale were used to pay down a portion of the outstanding balance under the line of credit.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Our auction rate securities are classified as trading securities as they are subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights. The agreement allows us the right to sell our auction rate securities to UBS at full par value between June 30, 2010 and July 2, 2012. In conjunction with this agreement, we elected to apply the provisions of fair value accounting to this put option because the put option does not provide for net settlement, and the auction rate securities themselves are not readily convertible to cash. The put option does not meet the definition of a derivative, and thus, would not be marked to fair value. We therefore elected to apply fair value accounting to our put option as the put option acts as an economic hedge against any further price movement in the auction rate securities and enables us to recognize future changes in the fair value of the put option as those changes occur to offset fair value movements in the auction rate securities. Also as part of this agreement, UBS agreed to provide a line of credit through June 30, 2010 that is secured by the auction rate securities held with UBS. Both the put option and the auction rate securities are marked to market value through the consolidated statements of operations each period (see Note 4 for discussion of how fair value measurements are determined). At December 31, 2009, the fair value of the put option was $363,000 and the fair value of the auction rate securities was $5,433,000. We recorded a net gain of $105,000 during 2009 and a net loss of $109,000 during 2008 for the fair value measurement of both the auction rate securities and the put option that is included in interest income and other, net. As of June 30, 2009, we reclassified our auction rate securities and put option from long-term to short-term investments on our consolidated balance sheet due to the expected timing of when these securities will be redeemed at par value by UBS. We continue to earn interest on our auction rate securities at the maximum contractual rate. Interest earned on the auction rate securities is used to reduce the outstanding balance under the line of credit.
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

Our short-term investments in certificates of deposit and money market securities represent available-for-sale securities that are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Money market securities represent collateral for a letter of credit required under certain lease obligations.
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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The fair value of the put option is determined through comparison of the fair value of each auction rate security to its par value and then discounted by a rate reflective of the risk of default by UBS between the valuation date and the expected exercise date of the put option. A discounted cash flow approach is used to value the difference between the par value and fair value of each security using a discount rate that considers the credit risk associated with UBS and the expected timing of when the put option will be exercised. The put option is adjusted at each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified within Level 3 in the hierarchy. The following table presents information about our assets measured at fair value on a recurring basis at December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs	December 31,
Description	(Level 1)	(Level 2)	(Level 3)	2009
Certificates of deposit	$172	$—	$—	$172
Money market securities	314	—	—	314
Auction rate securities	—	—	5,433	5,433
Put option on auction rate securities	—	—	363	363

	$486	$—	$5,796	$6,282

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

		Put option on
	Auction rate	auction rate
	securities	securities
Balance at December 31, 2008	$5,858	$633
Transfer to Level 3	—	—
Total gains or losses (realized and unrealized)
Included in earnings	375	(270)
Included in other comprehensive loss	—	—
Net settlements	(800)	—

Balance at December 31, 2009	$5,433	$363

As discussed in Note 2, we recorded asset impairment charges for long-lived assets associated with six of our restaurants. These long-lived assets had a carrying amount of $17,444,000 and were written down to their estimated fair value of $529,000. The fair value of each restaurant’s long-lived assets was determined using either a discounted cash flow model or the market value of each restaurant’s long-lived assets. The market value was determined based upon market prices for similar assets in active markets and are classified within Level 2. Valuations using discounted cash flows are classified within Level 3 as these valuations were determined by projecting future cash flows of each restaurant and discounting those cash flows at a rate reflective of current market conditions and factors specific to our company. The following table presents information about our assets measured at fair value on a non-recurring basis at December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total Losses
Property and equipment	$—	$427	$102	$(16,915)
5. Receivables
Receivables consisted of the following (in thousands):

	December 31,
	2009	2008
Landlord tenant improvement allowances	$300	$970
Other	8	10

Total receivables	$308	$980

No allowance for doubtful accounts has been recorded as collection of tenant improvement allowances and other receivables is considered probable.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
6. Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Leasehold improvements	$44,878	$49,299
Equipment	12,491	13,406
Furniture and fixtures	3,208	3,548

	60,577	66,253
Less accumulated depreciation and amortization	(21,525)	(20,004)

	39,052	46,249
Construction in progress	138	7,255

Total property and equipment, net	$39,190	$53,504

7. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31,
	2009	2008
Accrued payroll	$1,875	$1,846
Gift cards	859	654
Business and income taxes	739	663
Sales taxes	686	643
Accrued occupancy	192	255
Lease termination accrual	181	—
Other	1,221	817

Total accrued expenses	$5,753	$4,878

8. Debt and Credit Agreements
Line of Credit
During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with UBS. Available borrowings under the line of credit are based upon terms specified in the agreement and are subject to adjustment by UBS after consideration of various factors. At December 31, 2009, $5,800,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by UBS at any time. The line of credit is classified as short-term in the accompanying consolidated balance sheets as the loan expires on June 30, 2010. The cost of the line of credit effectively offsets the interest earned on the auction rate securities. See Note 3 for further information on the auction rate securities and the settlement agreement.
Bridge Loan
On March 6, 2009, and as amended on April 7, 2009, we entered into a Note and Warrant Purchase Agreement with certain accredited investors whereby we sold $1,200,000 aggregate principal amount of 10% unsecured subordinated notes and warrants to purchase shares of our common stock. The principal and accrued interest outstanding under the notes were due and payable upon the closing of any offering of equity securities generating gross proceeds to us of at least $2,500,000. As described in Note 10 below, we completed a rights offering during June 2009 and used a portion of the proceeds to repay amounts owed on the notes.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
For each $100,000 issued in notes, we issued to the noteholder three-year warrants to purchase 10,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. In connection with the issuance of the warrants, we recorded a discount to the bridge loan and a corresponding increase in stockholders’ equity of $70,000 due to the warrants. The value of the warrants was derived through application of the Black-Scholes option pricing model. We amortized the debt discount to interest expense in the amount of $70,000 for 2009.
Notes Payable
Notes payable consisted of the following:

	December 31,
	2009	2008
	(In thousands)
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,521 including interest at 7.87%, until October 2011, at which time all remaining principal and interest is due and payable	$317	$472
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,526 including interest at 7.88%, until May 2011, at which time all remaining principal and interest is due and payable	249	409
$993,544 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,015 including interest at 7.04%, until June 2010, at which time all remaining principal and interest is due and payable	88	256
$600,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $9,508 including interest at 8.52%, until May 2012, at which time all remaining principal and interest is due and payable	248	337
$995,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,687 including interest at 8.36%, until June 2012, at which time all remaining principal and interest is due and payable	418	563

Total notes payable	1,320	2,037
Less current portion	(684)	(717)

Total notes payable, net of current portion	$636	$1,320

Future maturities of notes payable at December 31, 2009 are as follows (in thousands):

2010	$684
2011	504
2012	132

Total notes payable	$1,320

The equipment loans require us to maintain a corporate fixed charge coverage ratio of at least 1.25:1.00 determined on the last day of each fiscal year. We were in compliance with the required coverage ratio as of December 31, 2009. Each equipment loan is collateralized by certain of our restaurant assets. During 2009, 2008, and 2007, we incurred gross interest expense of $312,000, $199,000, and $242,000, respectively. We capitalized $138,000, $148,000, and $157,000 of interest costs during 2009, 2008, and 2007, respectively.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
9. Income Taxes
Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal(1)	$—	$15	$190
State(1)	65	190	216

	65	205	406

Deferred:
Federal	—	—	—
State	—	—	—

	—	—	—

Total	$65	$205	$406

(1)	Excludes federal and state tax benefits resulting from the exercise of stock options, which were credited directly to “Additional paid-in capital.”
Income tax expense differed from amounts computed by applying the federal statutory rate to (loss) income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Income tax (benefit) expense at federal statutory rate	$(7,540)	$(2,309)	$96
State income taxes, net of federal benefit	(839)	125	88
Nondeductible expenses	362	373	305
Business tax credit	(910)	(1,028)	(831)
Other	(3)	(63)	70
Discontinued operations	235	(1,353)	(175)
Change in valuation reserve	8,760	4,460	853

Total	$65	$205	$406

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets (liabilities):
Net operating loss carryforward	$2,533	$845
Deferred rent	5,971	5,474
Business tax credits	3,779	2,869
Organizational and preopening costs	162	216
Impairment of assets	7,487	1,200
Stock-based compensation	905	708
Accrued expenses	125	643
Property and equipment	(4,784)	(4,601)
Accelerated tax depreciation	792	850
Other	128	134

Net deferred tax assets	17,098	8,338
Valuation allowance	(17,098)	(8,338)

Total	$—	$—

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
The valuation allowance increased by approximately $8,760,000 and $4,460,000 at December 31, 2009 and 2008, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on historical operating losses, we have elected to maintain a full valuation allowance until realization of deferred tax assets is more likely than not.
At December 31, 2009, we have approximately $6,205,000 and $11,656,000 in federal and state net operating loss carryforwards, respectively, which begin expiring in 2028 for federal income tax purposes and 2011 for state income tax purposes. We also have federal business tax credit carryforwards of approximately $3,780,000 which begin expiring in 2021. These credits are also potentially subject to annual limitations due to ownership change rules under the Internal Revenue Code.
As of December 31, 2009, we had $140,000 of unrecognized tax benefits. Future changes in the unrecognized tax benefits are not expected to have a material impact on the effective tax rate, nor do we expect that the amount of unrecognized tax benefits will significantly change in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007

Beginning balance	$158	$167	$80
Additions related to current year tax positions	—	—	35
Additions related to tax positions taken during the prior period	—	1	52
Reductions related to settlements with taxing authorities	—	—	—
Reductions due to lapse of statute of limitations	(18)	(10)	—

Ending balance	$140	$158	$167

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2009, 2008, and 2007 provision for income taxes includes $12,000, $12,000, and $14,000, respectively, in interest and penalties on unrecognized tax benefits. We had $36,000 and $30,000 accrued for the payment of interest and penalties at December 31, 2009 and 2008, respectively.
We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2005.
10. Stockholders’ Equity
Preferred Stock
We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2009 or 2008.
Common Stock
Private Placement
On November 6, 2007, we sold 650,000 shares of common stock at a purchase price of $16.25 per share in a private placement to accredited institutional investors. We received net proceeds of $9,969,000 (net of $594,000 in related fees and expenses). These proceeds were utilized to fund new restaurant development and for general corporate purposes.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Rights Offering
As part of the Note and Warrant Purchase Agreement discussed in Note 8, we filed with the SEC a registration statement on Form S-3 to conduct a subscription rights offering with targeted gross proceeds to us of $3,520,000 pursuant to which each of our stockholders received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009. Each subscription right entitled the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the agreement provided that any shares of common stock that were not subscribed for in the rights offering by existing stockholders were offered to the holders of the notes on a pro rata basis based on the aggregate principal amount of notes outstanding and at the same subscription price as offered to the holders of subscription rights granted under the rights offering. We sold 2,608,045 shares of common stock pursuant to the rights offering, including the exercise of over-subscription rights by the holders of the notes for the purchase of 482,178 shares or 18.5% of the total shares sold. We received net proceeds of $3,245,000 after deducting $275,000 in expenses. A portion of the net proceeds was used to repay amounts owed on the notes, and the remaining proceeds are being utilized to fund capital expenditure requirements.
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
11. Stock-Based Compensation
Stock Options
We maintain stock award plans which provide for discretionary grants of incentive and nonstatutory stock options, restricted stock, and other types of awards to our employees, consultants, and non-employee directors. A total of 1,450,000 shares of common stock have been reserved for issuance under our plans of which 362,821 shares were available for grant as of December 31, 2009.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the actual and projected employee stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of a peer group of companies over the expected life of the option as we do not have enough history trading as a public company to calculate our own stock price volatility. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the near future. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Expected volatility	57.6%	36.0%	33.8%
Risk-free interest rate	1.8%	2.5%	4.8%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.9	3.7	3.8
Weighted average fair value per option granted	$1.19	$3.42	$6.19

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
Activity during 2009, 2008, and 2007 under our stock award plans was as follows:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2006	631,589	$10.65
Granted	146,750	18.79
Forfeited	(43,553)	15.82
Exercised	(79,347)	6.84

Outstanding options at December 31, 2007	655,439	12.59
Granted	185,417	11.24
Forfeited	(14,800)	10.29
Exercised	(2,000)	6.00

Outstanding options at December 31, 2008	824,056	12.34
Granted	407,100	2.64
Forfeited	(376,300)	12.42
Exercised	—	—

Outstanding options at December 31, 2009	854,856	$7.67	3.15 years	$130,000

Exercisable at December 31, 2009	453,393	$9.70	2.22 years	$32,000

Stock-based compensation totaled $560,000, $582,000, and $607,000 during 2009, 2008, and 2007, respectively. The intrinsic value of options exercised during 2008 and 2007 was approximately $6,000 and $764,000, respectively. The total fair value of shares vested during 2009, 2008, and 2007 was approximately $390,000, $489,000, and $629,000, respectively. As of December 31, 2009, there was approximately $587,000 of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.92 years.
Information regarding options outstanding and exercisable at December 31, 2009 is as follows:

	Options Outstanding			Options Exercisable
		Weighted Average	Weighted
		Remaining	Average		Weighted
Range of		Contractual	Exercise		Average
Exercise Prices	Shares	Life (years)	Price	Shares	Exercise Price
$1.92 – $3.21	351,650	4.43	$2.72	48,750	$2.39
$5.00 – $8.35	233,289	2.43	$6.31	229,539	$6.27
$10.00 – $12.64	134,417	2.63	$11.33	65,104	$11.96
$18.08 – $19.49	135,500	1.57	$18.81	110,000	$18.72

	854,856	3.15	$7.67	453,393	$9.70
Warrants
As discussed in Note 8, we issued to the noteholders of the bridge loan three-year warrants to purchase 120,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. These warrants are exercisable through March 6, 2012 and 10,000 warrants were exercised during 2009 resulting in 110,000 warrants outstanding at December 31, 2009. We recorded the value of the warrant at $70,000 and amortized this amount to interest expense during 2009.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
12. Employee Benefit Plans
Defined Contribution Plan
We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2009, 2008, and 2007 were $142,000, $126,000, and $107,000, respectively.
Employee Stock Purchase Plan
During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan, or ESPP and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95% of the fair market value of common stock on the last day of the applicable offering period. During 2009, 2008, and 2007, 16,659 shares, 18,113 shares and 5,183 shares, respectively, were purchased under the ESPP.
13. Commitments and Contingencies
We lease restaurant and office facilities and certain real property under operating leases having terms expiring from 2011 to 2029. The restaurant leases primarily have renewal clauses of five years exercisable at the option of our company and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the initial lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement. The leases typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs.
Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Straight-line minimum base rent	$6,018	$4,900	$4,127
Contingent rent	24	123	376

Total rent	$6,042	$5,023	$4,503

At December 31, 2009, we had entered into a lease agreement for one restaurant scheduled to be constructed during 2010. The following table does not include obligations related to renewal option periods even if it is reasonably assured that we will exercise the related option. Future minimum lease payments under operating leases at December 31, 2009, were as follows (in thousands):

2010	$6,699
2011	7,104
2012	7,046
2013	7,061
2014	6,429
Thereafter	27,633

Total minimum lease payments	$61,972

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
14. Legal Proceedings
We are engaged in various legal actions, which arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of our company.
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
On June 16, 2009, the director defendants filed a motion to dismiss the lawsuit. On August 28, 2009, the director defendants filed an opening brief in support of the motion to dismiss. Separately, on October 26, 2009, the plaintiff served a demand on us pursuant to Section 220 of Delaware’s General Corporation Law requesting that we make certain books and records available for inspection. On November 11, 2009, the plaintiff moved to suspend the briefing schedule on the motion to dismiss the derivative lawsuit until the parties resolved the October 26, 2009 books and records demand. The director defendants opposed the motion to modify the briefing schedule. On January 19, 2010, the Court order that the plaintiff must either amend his complaint, or file an answering brief in response to the motion to dismiss by January 26, 2010.
On January 20, 2010, we produced books and records in response to the October 26, 2009 demand. Two days later, on January 22, 2010, the plaintiff commenced a separate lawsuit against us seeking the production of the books and records requested in the plaintiff’s February 6, 2009 and October 26, 2009 demand letters. The books and records complaint was served on our registered agent in Delaware on February 16, 2010.
On January 25, 2010, the plaintiff filed a letter with the Court informing the Court of the newly filed lawsuit and requested a stay of the lawsuit until the newly filed books and records lawsuit is resolved. After receiving the director defendants’ opposition to the request for a stay, the Court instructed the plaintiff to file a formal motion to stay, as opposed to a letter request, if it is seeking a stay of the derivative lawsuit. The Court also asked the plaintiff to advise the Court as to “why no action has been taken in conformity with [the] Court’s January 19, 2010 letter decision.” We continue to believe that the allegations in the derivative complaint, including the amended complaint, are without merit and we intend to defend vigorously such lawsuit. In addition, we and our legal counsel currently are reviewing the complaint filed in the books and records lawsuit to determine the appropriate response.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)
15. Selected Quarterly Financial Data (Unaudited)
Summarized unaudited financial data for 2009 and 2008 is as follows (in thousands, except per share data):

	March 31,	June 30,	September 30,	December 31,
Quarter ended	2009	2009	2009	2009
Restaurant sales	$19,455	$21,468	$20,173	$19,999
Loss from continuing operations	(1,083)	(917)	(1,035)	(19,207	)(2)
(Loss) gain from discontinued operations	(13)	703	—	—
Net loss	(1,096)	(214)	(1,035)	(19,207)

Diluted net (loss) income per share:
Continuing operations	$(0.14)	$(0.11)	$(0.11)	$(2.10)
Discontinued operations	—	0.08	—	—

Net loss (1)	$(0.14)	$(0.03)	$(0.11)	$(2.10)

	March 31,	June 30,	September 30,	December 31,
Quarter ended	2008	2008	2008	2008
Restaurant sales	$18,103	$19,685	$19,454	$18,573
Loss from continuing operations	(562)	(348)	(733)	(5,354	)(3)
Loss from discontinued operations	(111)	(187)	(3,161)	(45)
Net loss	(673)	(535)	(3,894)	(5,399)

Diluted net loss per share:
Continuing operations	$(0.07)	$(0.04)	$(0.09)	$(0.67)
Discontinued operations	(0.01)	(0.03)	(0.40)	—

Net loss (1)	$(0.08)	$(0.07)	$(0.49)	$(0.67)

(1)	Net loss per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

(2)	Includes asset impairment charges of $16.9 million for six underperforming restaurants.

(3)	Includes asset impairment charges of $3.2 million for one underperforming restaurant.