Form 10-Q
period 2010-03-31
KONA GRILL INC
filed 2010-04-30
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010 there were 9,165,174 shares of the registrant’s common stock outstanding.

KONA GRILL, INC

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,422	$2,404
Investments	6,285	6,282
Receivables	294	308
Other current assets	919	1,111

Total current assets	9,920	10,105
Other assets	658	668
Property and equipment, net	37,854	39,190

Total assets	$48,432	$49,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,249	$2,922
Accrued expenses	6,115	5,753
Current portion of notes payable	653	684
Line of credit	5,798	5,800

Total current liabilities	14,815	15,159
Notes payable	479	636
Deferred rent	15,925	16,185

Total liabilities	31,219	31,980

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,278,624 shares issued and 9,162,424 shares outstanding at March 31, 2010 and 9,262,895 shares issued and 9,146,695 shares outstanding at December 31, 2009	93	93
Additional paid-in capital	57,786	57,649
Accumulated deficit	(39,666)	(38,759)
Treasury stock, at cost, 116,200 shares at March 31, 2010 and December 31, 2009	(1,000)	(1,000)

Total stockholders’ equity	17,213	17,983

Total liabilities and stockholders’ equity	$48,432	$49,963

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009

Restaurant sales	$21,052	$19,455
Costs and expenses:
Cost of sales	5,575	5,097
Labor	7,583	6,749
Occupancy	1,781	1,520
Restaurant operating expenses	3,456	3,030
General and administrative	2,137	1,887
Preopening expense	8	500
Depreciation and amortization	1,399	1,741

Total costs and expenses	21,939	20,524

Loss from operations	(887)	(1,069)
Nonoperating income (expense):
Interest income and other, net	22	48
Interest expense	(42)	(32)

Loss from continuing operations before provision for income taxes	(907)	(1,053)
Provision for income taxes	—	30

Loss from continuing operations	(907)	(1,083)
Loss from discontinued operations, net of tax	—	(13)

Net loss	$(907)	$(1,096)

Net loss per share—basic and diluted (Note 5):
Continuing operations	$(0.10)	$(0.14)
Discontinued operations	—	—

Net loss	$(0.10)	$(0.14)

Weighted average shares used in computation (Note 5):
Basic	9,155	8,016

Diluted	9,155	8,016

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net loss	$(907)	$(1,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,399	1,741
Stock-based compensation expense	101	127
Amortization of debt discount	—	10
Change in operating assets and liabilities:
Receivables	14	558
Other current assets	192	22
Accounts payable	(108)	(152)
Accrued expenses	362	71
Deferred rent	(260)	225

Net cash provided by operating activities	793	1,506

Investing activities
Purchase of property and equipment	(628)	(4,283)
Decrease in other assets	10	6
Net purchases and sales of investments	(3)	(338)

Net cash used in investing activities	(621)	(4,615)

Financing activities
Net (repayment) borrowings on line of credit	(2)	2,086
Proceeds from bridge loan	—	1,200
Repayments of notes payable	(188)	(174)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	36	13

Net cash (used in) provided by financing activities	(154)	3,125

Net increase in cash and cash equivalents	18	16
Cash and cash equivalents at the beginning of the period	2,404	2,477

Cash and cash equivalents at the end of the period	$2,422	$2,493

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$42	$32

Noncash investing activities
Decrease in accounts payable related to property and equipment	$(565)	$(693)
See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation
Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We currently own and operate 24 restaurants in 15 states throughout the United States.
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal year ends beginning after December 15, 2010 and interim periods within those years. The adoption did not have a material effect on our financial condition or results of operations.
2. Discontinued Operations
Discontinued operations include exit costs associated with our Naples, Florida restaurant that was closed during the third quarter of 2008. During the second quarter of 2009, we entered into a settlement agreement for the termination of the lease for $700,000. The lease settlement requires an initial payment of $350,000 that was paid during July 2009 and the remaining amount, including interest at a 6% annual rate, is payable in 12 equal monthly installments beginning in August 2009. Settlement fees of $91,000 are included in accrued expenses on the accompanying consolidated balance sheet as of March 31, 2010.
Activity associated with the lease termination accrual is summarized below (in thousands):

Balance at December 31, 2009	$181
Cash payments	(90)
Non-cash activity	—

Balance at March 31, 2010	$91

3. Investments
The following is a summary of our investments (in thousands):

		Gross
	Adjusted	Unrealized	Estimated
	Cost	Losses	Fair Value

March 31, 2010
Short-term investments:
Certificates of deposit	$173	$—	$173
Money market securities	314	—	314
Auction rate securities	5,468	—	5,468
Put option on auction rate securities	330	—	330

Total investments	$6,285	$—	$6,285

December 31, 2009
Short-term investments:
Certificates of deposit	$172	$—	$172
Money market securities	314	—	314
Auction rate securities	5,433	—	5,433
Put option on auction rate securities	363	—	363

Total investments	$6,282	$—	$6,282

As of March 31, 2010, our investment portfolio included six auction rate securities with a par value of $5,800,000. These securities are AAA rated long term debt obligations secured by student loans, substantially all of which are guaranteed by the federal government under the Federal Family Education Loan Program. While the maturity dates of our auction rate securities range from 2029 to 2046, liquidity for these securities has historically been provided by an auction process that resets the applicable interest rate at pre-determined calendar intervals, generally every 28 days. Since February 2008, events in the credit markets have adversely affected the auction market for these types of securities and auctions for our securities have failed to settle on their respective settlement dates.
Our auction rate securities are classified as trading securities as they are subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights. The agreement allows us the right to sell our auction rate securities to UBS at full par value between June 30, 2010 and July 2, 2012. In conjunction with this agreement, we elected to apply the provisions of fair value accounting to this put option because the put option does not provide for net settlement, and the auction rate securities themselves are not readily convertible to cash. The put option does not meet the definition of a derivative, and thus, would not be marked to fair value. We therefore elected to apply fair value accounting to our put option as the put option acts as an economic hedge against any further price movement in the auction rate securities and enables us to recognize future changes in the fair value of the put option as those changes occur to offset fair value movements in the auction rate securities. Also as part of this agreement, UBS agreed to provide a line of credit through June 30, 2010 that is secured by the auction rate securities held with UBS. Both the put option and the auction rate securities are marked to market value through the consolidated statements of operations each period (see Note 4 for discussion of how fair value measurements are determined). At March 31, 2010, the fair value of the put option was $330,000 and the fair value of the auction rate securities was $5,468,000. We recorded a net gain of $2,000 for the three months ended March 31, 2010, for the fair value measurement of both the auction rate securities and the put option that is included in interest income and other, net. We continue to earn interest on our auction rate securities at the maximum contractual rate. Interest earned on the auction rate securities is used to reduce the outstanding balance under the line of credit.

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
The fair value of the put option is determined through comparison of the fair value of each auction rate security to its par value and then discounted by a rate reflective of the risk of default by UBS between the valuation date and the expected exercise date of the put option. A discounted cash flow approach is used to value the difference between the par value and fair value of each security using a discount rate that considers the credit risk associated with UBS and the expected timing of when the put option will be exercised. The put option is adjusted on each balance sheet date based on its then fair value. The fair value of the put option is based on unobservable inputs and is therefore classified within Level 3 in the hierarchy. The following table presents information about our assets measured at fair value on a recurring basis at March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Certificates of deposit	$173	$—	$—	$173
Money market securities	314	—	—	314
Auction rate securities	—	—	5,468	5,468
Put option on auction rate securities	—	—	330	330

	$487	$—	$5,798	$6,285

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

		Put option on
	Auction rate	auction rate
	Securities	securities
Balance at December 31, 2009	$5,433	$363
Transfer to Level 3	—	—
Total gains or losses (realized and unrealized)
Included in earnings	35	(33)
Included in other comprehensive loss	—	—
Net settlements	—	—

Balance at March 31, 2010	$5,468	$330

5. Net Loss Per Share
Basic net loss is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method, as these shares are anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2010	2009
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(907)	$(1,083)
Loss from discontinued operations	—	(13)

Net loss	$(907)	$(1,096)

Denominator:
Weighted average shares — Basic	9,155	8,016
Effect of dilutive stock options and warrants	—	—

Weighted average shares — Diluted	9,155	8,016

Basic and diluted net loss per share:
Loss from continuing operations	$(0.10)	$(0.14)
Loss from discontinued operations	—	—

Net loss	$(0.10)	$(0.14)

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
For the three months ended March 31, 2010 and 2009, there were 1,031,000 and 1,176,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

6. Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Accrued payroll	$2,279	$1,875
Sales taxes	738	686
Business and income taxes	700	739
Gift cards	685	859
Accrued occupancy	205	192
Lease termination accrual	91	181
Other	1,417	1,221

	$6,115	$5,753

7. Debt and Credit Agreements
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with UBS. Available borrowings under the line of credit are based upon terms specified in the agreement and subject to adjustment by UBS after consideration of various factors. At March 31, 2010, $5,798,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by UBS at any time. The line of credit expires on June 30, 2010 at which time we expect to exercise the put option on our auction rate securities and use the proceeds from the sale of the auction rate securities to repay amounts due under the line of credit. The cost of the line of credit effectively offsets the interest earned on the auction rate securities. See Note 3 to the consolidated financial statements for further information on the auction rate securities and the settlement agreement.
Equipment Loans
As of March 31, 2010, we had five equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $1.1 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2009.
8. Stock-Based Compensation
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

The fair value of stock options granted during the three months ended March 31, 2010 and 2009 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	64.3%	50.2%
Risk-free interest rate	1.7%	1.7%
Expected option life (in years)	3.7	4.0
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$1.64	$0.78
The following table summarizes activity under our stock award plans for the three months ended March 31, 2010:

	Shares	Weighted	Weighted Average
	Under	Average	Remaining	Aggregate
	Option	Exercise Price	Contractual Term	Intrinsic Value
Outstanding options at December 31, 2009	854,856	$7.67
Granted	223,750	3.41
Forfeited	(143,550)	9.97
Exercised	(13,750)	2.10

Outstanding options at March 31, 2010	921,306	$6.36	3.8 years	$467,000

Exercisable at March 31, 2010	389,235	$9.25	3.0 years	$109,000

We recognized stock-based compensation expense of $101,000 and $127,000 during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $793,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.4 years.
9. Commitments and Contingencies
We are engaged in various legal actions, which arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations or financial condition of our company. See discussion of Legal Proceedings in Item 1 of Part II of this Quarterly Report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 contained in our 2009 Annual Report on Form 10-K. This discussion contains certain forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, and projections of restaurant sales and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that might cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2009 and other reports filed from time to time with the SEC.
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
Over the last four years, we have funded development of new restaurants primarily from the proceeds of our initial public offering, a private offering of common stock completed during November 2007, the rights offering completed during June 2009, and cash flows from operations. We opened four restaurants during 2009 in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida. We plan to open one restaurant in Baltimore, Maryland during 2010. We will pursue additional leases based on significant economic opportunity and subject to the availability of capital on terms acceptable to us.
As a result of the relatively weak condition of the national economy, our comparable restaurant sales decreased 2.5% during the first quarter of 2010. We believe improvement in the job market, coupled with a recovery in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular. Recent economic data indicates the beginning of a recovery in consumer spending as evidenced by an increase in our comparable restaurant sales for March 2010 of 3.6%. This represents the first month of positive comparable restaurant sales since February 2008.
We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. Recent openings are trending lower than our targeted volume during the current economic environment. We continue to believe that in a stable economic environment our typical new restaurants experience gradually increasing unit volumes as guests begin to discover our concept and we begin to generate market awareness. Our restaurants are also subject to seasonal fluctuations. Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.
During the fourth quarter of 2009, we recorded non-cash asset impairment charges for six underperforming restaurants. The asset impairment charges resulted from an evaluation of the long-term prospects of each of these restaurants that have not been meeting sales, profitability, and cash flow targets. We have no plans to close any of these restaurants; however, we will continue to evaluate each of these restaurants to determine whether operating performance can be improved.

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
Average Unit Volume. Average unit volume represents the average restaurant sales for the comparable restaurant base.
Sales Per Square Foot. Sales per square foot represents the restaurant sales for our comparable restaurant base, divided by the total leasable square feet for such restaurants.
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
Financial Performance Overview
The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Restaurant sales growth	8.2%	7.5%
Same-store sales percentage change (1)	(2.5)%	(9.6)%
Average weekly sales — comparable restaurant base (2)	$70,182	$71,997
Average weekly sales — non-comparable restaurant base (3)	$60,650	$66,331
Average unit volume (in thousands) (2)	$912	$954
Sales per square foot (2)	$129	$136
Restaurant operating profit (in thousands) (4)	$2,657	$3,059
Restaurant operating profit as a percentage of sales (4)	12.6%	15.7%

(1)	Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)	Includes only those restaurants that are not in the comparable restaurant base that were open for the entire period.

(4)	Restaurant operating profit is not a financial measurement determined in accordance with U.S. generally accepted accounting principles and should not be considered in isolation or as an alternative to income (loss) from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies.
The following tables set forth our calculation of restaurant operating profit and reconciliation to loss from operations, the most comparable GAAP measure.

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Restaurant sales	$21,052	$19,455
Costs and expenses:
Cost of sales	5,575	5,097
Labor	7,583	6,749
Occupancy	1,781	1,520
Restaurant operating expenses	3,456	3,030

Restaurant operating profit	2,657	3,059

Deduct — other costs and expenses
General and administrative	2,137	1,887
Preopening expense	8	500
Depreciation and amortization	1,399	1,741

Loss from operations	$(887)	$(1,069)

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2010	2009

Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	26.5	26.2
Labor	36.0	34.7
Occupancy	8.5	7.8
Restaurant operating expenses	16.4	15.6

Restaurant operating profit	12.6	15.7

Deduct — other costs and expenses
General and administrative	10.2	9.7
Preopening expense	0.0	2.6
Depreciation and amortization	6.6	8.9

Loss from operations	(4.2)%	(5.5)%

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Three Months Ended	Year Ended
	March 31, 2010	December 31, 2009
Beginning of period	24	20
Openings	—	4
Closings	—	—

End of period	24	24

Results of Operations
The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended March 31,
	2010	2009

Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	26.5	26.2
Labor	36.0	34.7
Occupancy	8.5	7.8
Restaurant operating expenses	16.4	15.6
General and administrative	10.2	9.7
Preopening expense	0.0	2.6
Depreciation and amortization	6.6	8.9

Total costs and expenses	104.2	105.5

Loss from operations	(4.2)	(5.5)
Nonoperating income (expense):
Interest income and other, net	0.1	0.2

Interest expense	(0.2)	(0.2)

Loss from continuing operations before provision for income taxes	(4.3)	(5.5)
Provision for income taxes	—	0.1

Loss from continuing operations	(4.3)	(5.6)
Loss from discontinued operations, net of tax	—	—

Net loss	(4.3)%	(5.6)%

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009
Restaurant Sales. Restaurant sales increased $1.6 million, or 8.2% to $21.1 million during the first quarter of 2010 from $19.5 million during the prior year period. The sales increase was primarily the result of restaurant sales associated with the opening of three new restaurants since April 2009, partially offset by a 2.5% decrease in comparable restaurant sales resulting from continued weakness in the U.S. economy, high unemployment rates, and reduced consumer spending.
Cost of Sales. Cost of sales increased $0.5 million, or 9.4% to $5.6 million during the first quarter of 2010 from $5.1 million during the first quarter of 2009. Cost of sales as a percentage of restaurant sales increased 0.3% to 26.5% during the first quarter of 2010 from 26.2% during the prior year period. Cost of sales during the first quarter of 2010 reflects unfavorable year-over-year pricing for certain seafood and produce items.
Labor. Labor costs for our restaurants increased $0.8 million, or 12.4% to $7.6 million during the first quarter of 2010 from $6.8 million during the prior year period. This increase was primarily due to the opening of three new restaurants since April 2009. Labor expenses as a percentage of restaurant sales increased 1.3% to 36.0% during the first quarter of 2010 from 34.7% during the first quarter of 2009. The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs and hourly labor expense resulting from lower average weekly sales. In addition, high labor costs from restaurants opened within the past 12 months also contributed to the increase in labor expense as labor expenses are typically higher than normal during the first several months of operations as restaurant management teams become more accustomed to optimally predicting, managing, and servicing the sales volumes expected at our new restaurants.

Occupancy. Occupancy expense increased $0.3 million, or 17.2% to $1.8 million during the first quarter of 2010 from $1.5 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.7% to 8.5% during the first quarter of 2010 from 7.8% during the first quarter of 2009. The increase as a percentage of sales reflects decreased leverage of the fixed portion of these costs from lower average weekly sales and increased common area maintenance allocations at many locations.
Restaurant Operating Expenses. Restaurant operating expenses increased $0.4 million, or 14.1% to $3.4 million during the first quarter of 2010 from $3.0 million during the first quarter of 2009. Restaurant operating expenses as a percentage of restaurant sales increased 0.8% to 16.4% during the first quarter of 2010 from 15.6% during the prior year period. During the first quarter of 2010, higher repair and maintenance, advertising, and property taxes combined with reduced leverage of fixed operating costs resulting from lower average sales volume contributed to the increase in restaurant operating expenses as a percentage of sales.
General and Administrative. General and administrative expenses increased $0.2 million, or 13.3% to $2.1 million during the first quarter of 2010 compared to $1.9 million during the first quarter of 2009. The first quarter of 2010 includes $0.3 million in special charges for legal and professional fees associated with the contested proxy solicitation and the ongoing derivative suit. General and administrative expenses as a percentage of restaurant sales increased 0.5% to 10.2% of restaurant sales during the first quarter of 2010 compared to 9.7% of restaurant sales during the prior year period.
Preopening Expense. Preopening expense decreased $0.5 million to essentially zero during the first quarter of 2010 due to no restaurant openings scheduled for the first half of 2010. Preopening expense varies each quarter based upon the timing of new restaurant openings as the majority of preopening expense is incurred during the two months preceding an opening. During the first quarter of 2009, we opened our Richmond, Virginia restaurant and incurred preopening expenses for our Woodbridge, New Jersey restaurant that opened during April 2009.
Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million, or 19.7% to $1.4 million during the first quarter of 2010 from $1.7 million during the prior year period. The decrease is due to a $0.6 million reduction in depreciation expense associated with the fourth quarter of 2009 impairment of long-lived assets at six of our underperforming restaurants, partially offset by depreciation expense for three restaurants that opened since April 2009. Depreciation and amortization expense as a percentage of restaurant sales decreased 2.3% to 6.6% during the first quarter of 2010 from 8.9% during the prior year period.
Interest Income and Other, Net. Interest income and other, net decreased during the first quarter of 2010 due to lower interest earned on our investments as compared to the prior year period. Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.
Interest Expense. Interest expense increased to $42,000 during the first quarter of 2010 from $32,000 during the first quarter of 2010 due to the capitalization of a portion of interest expense during the prior year period.
Provision for Income Taxes. During the first quarter of 2010, we did not record any provision for income taxes compared to $30,000 during the first quarter of 2009. The zero provision for the first quarter of 2010 reflects the benefit recorded by us for the anticipated refund of prior year taxes due to a change in tax legislation regarding net operating loss carrybacks, offset by taxes for certain states in which we operate that do not calculate tax based upon net income.

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

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	March 31,	December 31,
	2010	2009
Cash and short-term investments(1)	$2,909	$2,890
Net working capital (deficit)(2)	(4,895)	(5,054)

(1)	At March 31, 2010 and December 31, 2009, cash and short-term investments exclude $5.8 million in auction rate securities that are used as collateral for the line of credit. Proceeds from the sale of auction rate securities are used to reduce the outstanding balance on the line of credit.

(2)	The working capital deficit at March 31, 2010 and December 31, 2009, is primarily attributable to accruals for payroll, legal, and professional fees.

	Three Months Ended March 31,
	2010	2009
Cash provided by operating activities	$793	$1,506
Capital expenditures	628	4,283
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
Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $2.9 million in addition to cash flow from operations is sufficient to fund development costs required for our Baltimore restaurant. Any reduction of our cash flow from operations may cause a delay or cancellation of planned restaurant development or renovation of existing restaurants. As of March 31, 2010, we had a working capital deficit of $4.9 million. We plan to reduce this deficit through cost containment efforts and cash flow from operations. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current shareholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.
Equipment Loans
As of March 31, 2010, we had five equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans aggregated $1.1 million. The loans bear interest at rates ranging from 7.0% to 8.5% and require monthly principal and interest payments aggregating approximately $71,000. The loans mature between June 2010 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2009.
Credit Facility
During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that is secured by the auction rate security instruments held with UBS. Available borrowings under the line of credit are based upon terms specified in the agreement and subject to adjustment by UBS after consideration of various factors. At March 31, 2010, $5,798,000 was outstanding under the line of credit. Borrowings under the line of credit are callable by UBS at any time. The line of credit expires on June 30, 2010 at which time we expect to exercise the put option on our auction rate securities and use the proceeds from the sale of the auction rate securities to repay amounts due under the line of credit. The cost of the line of credit effectively offsets the interest earned on the auction rate securities. See Note 3 to the consolidated financial statements for further information on the auction rate securities and the settlement agreement.

Cash Flows
The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2010	2009
Net cash provided by (used in):
Operating activities	$793	$1,506
Investing activities	(621)	(4,615)
Financing activities	(154)	3,125

Net increase in cash and cash equivalents	$18	$16

Operating Activities. Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $0.8 million of net cash during the first three months of 2010. The net decrease in cash from operating activities for the first quarter of 2010 in comparison to the first quarter of 2009, is primarily attributable to decreases in tenant allowance receivables due to timing.
Investing Activities. We fund the development and construction of our new restaurants primarily with cash flows from operations and proceeds from equity transactions. Our capital expenditures for the first quarter of 2010 represent contractor payments for our Eden Prairie, Minnesota and Tampa, Florida restaurants that were opened during the second half of 2009 and architecture fees for our Baltimore, Maryland restaurant scheduled to open during the fourth quarter of 2010. Net cash used in investing activities was $4.6 million during the first quarter of 2009 reflecting $4.3 million primarily to fund construction at our Richmond, Virginia and Woodbridge, New Jersey restaurants.
Financing Activities. Net cash used in financing activities was $0.2 million during the first three months of 2010 reflecting principal payments on equipment loans. Net cash provided by financing activities was $3.1 million during the first quarter of 2009 reflecting $2.1 million in net borrowings under our line of credit and $1.2 million in proceeds from a bridge loan financing transaction completed during March 2009, partially offset by $0.2 million in principal payments on equipment loans.
Critical Accounting Policies
Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective, or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the financial and commodity markets.

Primary Market Risk Exposures
Our primary market risk exposure is commodity costs. Many of the food products purchased by us can be subject to volatility due to changes in weather, production, availability, seasonality, and other factors outside our control. Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices in response to food commodity price increases.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our quarterly reports filed under the Exchange Act within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarterly period covered by this report, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 6, 2009, Samuel Beren (“Beren” or “plaintiff”), as trustee for the Samuel Beren Trust, served a demand on us pursuant to Section 220 of Delaware’s General Corporation Law (the “DGCL”), which requested that we make available for inspection certain books and records. On April 1, 2009, Beren, as trustee for the Samuel Beren Trust, commenced a purported stockholder derivative action in the Court of Chancery of the State of Delaware. The complaint filed in the derivative action subsequently was amended by plaintiff. The derivative action purportedly was brought on behalf of us against our directors and the purchasers of our promissory notes issued on March 5, 2009, for alleged breaches of fiduciary duties by our directors, and for aiding and abetting such breaches by the purchasers of our promissory notes. We also were named as a nominal defendant in the derivative action. The derivative action seeks unspecified damages, interest, reasonable attorneys’ fees, expert witness fees, and other costs, and any further relief the Court deems just and proper.
On June 16, 2009, the director defendants filed a motion to dismiss the derivative action. On August 28, 2009, the director defendants filed an opening brief in support of the motion to dismiss. Separately, on October 26, 2009, plaintiff served a demand on us pursuant to Section 220 of the DGCL, which requested that we make available for inspection certain books and records. On November 11, 2009, plaintiff moved to suspend the briefing schedule in connection with the motion to dismiss the derivative action until the parties resolved the October 26, 2009 books and records demand. The director defendants opposed the motion to modify the briefing schedule. On January 19, 2010, the Court ordered that plaintiff must either amend his complaint, or file an answering brief in response to the motion to dismiss by January 26, 2010.

On January 20, 2010, we produced books and records in response to the October 26, 2009 demand. Two days later, on January 22, 2010, plaintiff commenced a separate action against us, which sought the production of the books and records requested in plaintiff’s February 6, 2009 and October 26, 2009 demand letters. The complaint filed in the books and records action was served on our registered agent in Delaware on February 16, 2010.
On January 25, 2010, plaintiff filed a letter with the Court informing the Court of the newly-filed books and records action, and requested a stay of the derivative action until the newly-filed books and records action was resolved. After receiving the director defendants’ opposition to the request for a stay, the Court instructed plaintiff to file a formal motion to stay, as opposed to a letter request, if plaintiff is seeking a stay of the derivative action. The Court also directed plaintiff to advise the Court as to “why no action has been taken in conformity with [the] Court’s January 19, 2010 letter decision.” Plaintiff filed a formal motion to stay, which the Court granted on March 11, 2010. The Court stayed the derivative action until further order of the Court, and ordered that plaintiff “complete all books and records inspection efforts in connection with [the derivative] litigation” by June 11, 2010. The Court further ordered that at the conclusion of such inspection efforts, plaintiff must notify the parties and the Court whether plaintiff intends to file an answering brief in opposition to the motion to dismiss the derivative action, or whether plaintiff intends to seek leave to file an amended or supplemental complaint. We continue to believe that the purported derivative action is without merit, and we intend to defend ourself vigorously if the Court-ordered stay entered in the derivative action is lifted.
On March 8, 2010, we filed a motion to dismiss the books and records action. On March 22, 2010, we filed an opening brief in support of the motion to dismiss the books and records action. On March 26, 2010, during a teleconference requested by the Court, the Court denied our motion to dismiss and scheduled a one-day trial to be held on May 26, 2010. The Court explained that it disfavors motions to dismiss in books and records actions, and found it to be more efficient to forego briefing in connection with our motion to dismiss in favor of a trial, at which the Court will dispose of all of the issues in the books and records action. Subsequent to the March 26, 2010 teleconference, we agreed to produce books and records in response to the February 6, 2009 demand, and reminded plaintiff that we previously produced books and records in response to the October 26, 2009 demand. Beren has executed a confidentiality agreement in connection with the anticipated production by us.
On April 30, 2010, the parties named in the books and records action submitted a stipulation and proposed order to the Court agreeing (a) that the May 26, 2010 trial in the books and records action should be continued until further order by the Court, and (b) that the books and records action should be stayed until further order of the Court. The parties named in the derivative action also submitted a stipulation and proposed agreeing that following inspection by plaintiff of the documents contemplated by the books and records action, plaintiff will file a second amended complaint in the derivative action within sixty (60) days of the earlier of (a) the entry of judgment in the books and records action by the Court, or (b) the dismissal of the books and records action by the Court. Although we agreed to the filing of a second amended complaint in the derivative action, plaintiff recognized and acknowledged that such agreement by us and the director defendants did not waive any right of ours or the director defendants to respond to the second amended complaint as appropriate, which includes the filing of a motion to dismiss the second amended complaint based upon any appropriate legal ground. The parties also requested that the Court vacate the June 11, 2010 deadline for plaintiff to complete its books and records inspection. We believe that, after books and records are produced in response to the February 6, 2009 demand, the books and records action will be moot.
Item 1A. Risk Factors
A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. (Removed and Reserved).
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit
Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (3)
3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (4)
4.1	Form of Common Stock Certificate (2)
4.2	Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (2)
4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (2)
4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (2)
4.9	Form of First Amended and Restated Promissory Note, dated April 7, 2009, among Kona Grill, Inc. and the investor parties thereto (5)
4.10	Form of Warrant (6)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.

(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.

(6)	Incorporated by reference to the Registrant’s Form 10-K filed on March 4, 2010.

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
Date: April 30, 2010