Form 10-Q
period 2010-06-30
KONA GRILL INC
filed 2010-07-30
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer   ☒  (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of July 30, 2010 there were 9,167,737 shares of the registrant’s common stock outstanding.

KONA GRILL, INC

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,115	$2,404
Investments	174	6,282
Receivables	352	308
Other current assets	946	1,111
Total current assets	4,587	10,105
Other assets	655	668
Property and equipment, net	37,788	39,190
Total assets	$43,030	$49,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,258	$2,922
Accrued expenses	5,944	5,753
Current portion of notes payable	605	684
Line of credit	—	5,800
Total current liabilities	8,807	15,159
Notes payable	335	636
Deferred rent	16,292	16,185
Total liabilities	25,434	31,980

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,283,937 shares issued and 9,167,737 shares outstanding at June 30, 2010 and 9,262,895 shares issued and 9,146,695 shares outstanding at December 31, 2009	93	93
Additional paid-in capital	57,907	57,649
Accumulated deficit	(39,404)	(38,759)
Treasury stock, at cost, 116,200 shares at June 30, 2010 and December 31, 2009	(1,000)	(1,000)
Total stockholders’ equity	17,596	17,983
Total liabilities and stockholders’ equity	$43,030	$49,963

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Restaurant sales	$22,686	$21,468	$43,738	$40,923
Costs and expenses:
Cost of sales	6,014	5,461	11,589	10,558
Labor	7,782	7,269	15,365	14,018
Occupancy	1,769	1,536	3,550	3,056
Restaurant operating expenses	3,418	3,242	6,874	6,272
General and administrative	1,873	2,661	4,010	4,548
Preopening expense	119	352	127	852
Depreciation and amortization	1,395	1,812	2,794	3,553
Total costs and expenses	22,370	22,333	44,309	42,857
Income (loss) from operations	316	(865)	(571)	(1,934)
Nonoperating income (expense):
Interest income and other, net	29	77	51	125
Interest expense	(73)	(99)	(115)	(131)
Income (loss) from continuing operations before provision for income taxes	272	(887)	(635)	(1,940)
Provision for income taxes	10	30	10	60
Income (loss) from continuing operations	262	(917)	(645)	(2,000)
Gain from discontinued operations, net of tax	—	703	—	690
Net income (loss)	$262	$(214)	$(645)	$(1,310)

Net income (loss) per share–basic and diluted (Note 5):
Continuing operations	$0.03	$(0.11)	$(0.07)	$(0.25)
Discontinued operations	—	0.08	—	0.09
Net income (loss)	$0.03	$(0.03)	$(0.07)	$(0.16)

Weighted average shares used in computation (Note 5):
Basic	9,165	8,278	9,160	8,147
Diluted	9,265	8,278	9,160	8,147

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net loss	$(645)	$(1,310)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,794	3,553
Stock-based compensation expense	208	307
Amortization of debt discount	—	70
Change in operating assets and liabilities:
Receivables	(44)	629
Other current assets	165	(518)
Accounts payable	(418)	20
Accrued expenses	112	1,194
Deferred rent	107	(712)
Net cash provided by operating activities	2,279	3,233

Investing activities
Purchase of property and equipment	(1,559)	(7,623)
Decrease in other assets	13	46
Net purchases and sales of investments	6,108	(175)
Net cash provided by (used in) investing activities	4,562	(7,752)

Financing activities
Net (repayment) borrowings on line of credit	(5,800)	4,098
Proceeds from bridge loan	—	1,200
Repayment of bridge loan	—	(1,200)
Repayments of notes payable	(380)	(352)
Proceeds from issuance of common stock, net of issuance costs	—	3,245
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	50	45
Net cash (used in) provided by financing activities	(6,130)	7,036

Net increase in cash and cash equivalents	711	2,517
Cash and cash equivalents at the beginning of the period	2,404	2,477
Cash and cash equivalents at the end of the period	$3,115	$4,994

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$75	$62

Noncash investing activities
Decrease in accounts payable and accrued expenses related to property and equipment additions	$(167)	$(2,417)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements.  This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value.  The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity on a gross basis, which is effective for fiscal year ends beginning after December 15, 2010 and interim periods within those years.  The adoption did not have a material effect on our financial condition or results of operations.

2.   Discontinued Operations

Discontinued operations include exit costs associated with our Naples, Florida restaurant that was closed during the third quarter of 2008.  During the second quarter of 2009, we entered into a settlement agreement for the termination of the lease for $700,000 which resulted in a gain from discontinued operations as it was less than the amount originally recorded.  The lease settlement required an initial payment of $350,000 and the remaining amount, including interest at a 6% annual rate, was paid in 12 equal monthly installments.

Gain from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restaurant sales	$—	$—	$—	$—
Gain from discontinued operations before income tax benefit	$—	$703	$—	$690
Income tax benefit	—	—	—	—
Gain from discontinued operations, net of tax	$—	$703	$—	$690

Activity associated with the lease termination accrual is summarized below (in thousands):

Balance at December 31, 2009	$181
Cash payments	(181)
Balance at June 30, 2010	$—

3.   Investments

The following is a summary of our investments (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
June 30, 2010
Short-term investments:
Certificates of deposit	$174	$—	$174
Total investments	$174	$—	$174

December 31, 2009
Short-term investments:
Certificates of deposit	$172	$—	$172
Money market securities	314	—	314
Auction rate securities	5,433	—	5,433
Put option on auction rate securities	363	—	363
Total investments	$6,282	$—	$6,282

As of June 30, 2010, we exercised our put option with UBS and sold our auction rate securities at par value.  These securities were AAA rated long term debt obligations secured by student loans, substantially all of which were guaranteed by the federal government under the Federal Family Education Loan Program.  Liquidity for these securities was historically provided by an auction process that reset the applicable interest rate at pre-determined calendar intervals.  Since February 2008, events in the credit markets adversely affected the auction market for these types of securities and auctions for our securities failed to settle on their respective settlement dates.

Prior to the sale of the auction rate securities, we classified these investments as trading securities as they were subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights.  The agreement allowed us the right to sell our auction rate securities to UBS at full par value between June 30, 2010 and July 2, 2012.  In conjunction with this agreement, we elected to apply the provisions of fair value accounting to this put option because the put option did not provide for net settlement, and the auction rate securities themselves were not readily convertible to cash.  The put option did not meet the definition of a derivative, and thus, would not have been marked to fair value.  We therefore elected to apply fair value accounting to the put option as the put option acted as an economic hedge against any further price movement in the auction rate securities and enabled us to recognize future changes in the fair value of the put option as those changes occurred to offset fair value movements in the auction rate securities.  Prior to the sale, both the put option and auction rate securities were marked to market value through the consolidated statements of operations each period (see Note 4 for discussion of how fair value measurements were determined).  Also as part of this agreement, UBS provided a line of credit through June 30, 2010 that was secured by the auction rate securities held with UBS (see Note 7).  Interest earned on the auction rate securities was used to reduce the outstanding balance under the line of credit.

4.    Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability.  As a basis for considering such assumptions, a three-tier value hierarchy was established, which prioritizes the inputs used in the valuation methodologies in measuring fair value.

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

Our investment in auction rate securities were classified within Level 3 because they were valued using a discounted cash flow model.  We estimated the fair value of auction rate securities using valuation models provided by third parties and internal analyses.  The valuation models required numerous assumptions and assessments, including the following: (i) collateralization underlying each security; (ii) present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) creditworthiness of the counterparty; and (iv) current illiquidity of the investments.

Prior to the exercise of the put option, the fair value of the put option was determined through comparison of the fair value of each auction rate security to its par value and then discounted by a rate reflective of the risk of default by UBS between the valuation date and the expected exercise date of the put option.  A discounted cash flow approach was used to value the difference between the par value and fair value of each security using a discount rate that considered the credit risk associated with UBS and the expected timing of when the put option would be exercised.  The put option was adjusted on each balance sheet date based on its then fair value.  The fair value of the put option was based on unobservable inputs and was therefore classified within Level 3 in the hierarchy.  The following table presents information about our assets measured at fair value on a recurring basis at June 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of June 30, 2010
Certificates of deposit	$174	$—	$—	$174

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

	Auction rate securities	Put option on auction rate securities
Balance at December 31, 2009	$5,433	$363
Transfer to Level 3	—	—
Total gains or losses (realized and unrealized)
Included in earnings	367	(363)
Included in other comprehensive loss	—	—
Net settlements	(5,800)	—
Balance at June 30, 2010	$—	$—

5.  Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises as these shares are anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)

Numerator:
Income (loss) from continuing operations	$262	$(917)	$(645)	$(2,000)
Gain from discontinued operations	—	703	—	690
Net income (loss)	$262	$(214)	$(645)	$(1,310)

Denominator:
Weighted average shares — Basic	9,165	8,278	9,160	8,147
Effect of dilutive stock options and warrants	100	—	—	—
Weighted average shares — Diluted	9,265	8,278	9,160	8,147

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(0.11)	$(0.07)	$(0.25)
Gain from discontinued operations	—	0.08	—	0.09
Basic and diluted net income (loss) per share	$0.03	$(0.03)	$(0.07)	$(0.16)

On June 9, 2009, we completed our rights offering for which each holder of common stock as of the April 17, 2009 record date received one non-transferrable subscription right for every 2.5 shares of common stock.  Each subscription right entitled our stockholders to purchase one share of common stock at a purchase price of $1.35 per share.  The market price of our common stock was $3.93 per share on June 5, 2009, which was the expiration date of the rights offering.  Since the $1.35 per share subscription price of common stock issued under the rights offering was lower than the $3.93 per share market price on June 5, 2009, the rights offering contained a bonus element.  As a result, we retroactively increased the weighted average common shares outstanding used to compute basic and diluted income (loss) per share by an adjustment factor of 1.2309 for all periods presented prior to the completion of the rights offering.

For the six months ended June 30, 2010, there were 1,015,000 stock options and warrants outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.  For the three and six months ended June 30, 2009, there were 1,215,000 stock options and warrants not included in the dilutive earnings per share calculation for the same reason.

 6.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Accrued payroll	$2,299	$1,875
Business and income taxes	744	739
Sales taxes	708	686
Gift cards	694	859
Accrued occupancy	176	192
Lease termination accrual	—	181
Other	1,323	1,221
	$5,944	$5,753

7.     Debt and Credit Agreements

Credit Facility

During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that was secured by the auction rate security instruments held with UBS.  On June 30, 2010, we exercised a put option with UBS on our auction rate security instruments and used the proceeds from the sale of the auction rate securities to repay the outstanding balance under the line of credit, which was then cancelled by UBS. See Note 3 to the consolidated financial statements for further information on the auction rate securities and the settlement agreement.

Equipment Loans

As of June 30, 2010, we had four equipment term loans with a lender, each collateralized by restaurant equipment.  The outstanding principal balance under these loans aggregated $0.9 million at June 30, 2010.  The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $56,000.  The loans mature between May 2011 and June 2012.  The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2009.

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

The fair value of stock options granted during the six months ended June 30, 2010 and 2009 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2010	2009
Expected volatility	64.3%	55.0%
Risk-free interest rate	1.7%	1.6%
Expected option life (in years)	3.7	3.8
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$1.64	$0.86

The following table summarizes activity under our stock award plans for the six months ended June 30, 2010:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2009	854,856	$7.67
Granted	223,750	3.41
Forfeited	(156,700)	9.58
Exercised	(17,150)	2.06
Outstanding options at June 30, 2010	904,756	$6.40	3.6 years	$349,000
Exercisable at June 30, 2010	424,960	$8.66	2.9 years	$120,000

We recognized stock-based compensation expense of $107,000 and $180,000 during the three months ended June 30, 2010 and 2009, respectively, and $208,000 and $307,000 during the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, there was $686,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.2 years.

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

Over the last four years, we have funded development of new restaurants primarily from the proceeds of our initial public offering, a private offering of common stock completed during November 2007, a rights offering completed during June 2009, and cash flows from operations.  We opened four restaurants during 2009 in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida.  We plan to open one restaurant in Baltimore, Maryland during the fall of 2010.  We will pursue additional leases based on significant economic opportunity and subject to the availability of capital on terms acceptable to us.

As a result of the continued weakness of the global economy, our comparable restaurant sales decreased 0.3% during the second quarter of 2010.  We believe improvement in the job market, coupled with improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.  During the second quarter of 2010 customer traffic and sales patterns reflect a slight improvement in consumer spending as evidenced by the decline in comparable restaurant sales of 0.3%.

We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations.  Recent openings are trending lower than our targeted volume during the current economic environment.  We continue to believe that in a stable economic environment our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness.  Our restaurants are also subject to seasonal fluctuations.  Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.

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

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales.  We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors.  We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit.  As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on costs of sales, labor, occupancy, and restaurant operating expenses.  The majority of our general and administrative costs are fixed costs.  We expect our general and administrative spending to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

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

Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restaurant sales growth	5.7%	9.1%	6.9%	8.3%
Same-store sales percentage change (1)	(0.3)%	(9.5)%	(1.4)%	(9.6)%
Average weekly sales – comparable restaurant base (2)	$77,866	$78,107	$74,011	$75,047
Average weekly sales – non-comparable restaurant base (3)	$58,801	$69,190	$59,725	$67,891
Average unit volume (in thousands) (2)	$1,010	$1,033	$1,922	$1,987
Sales per square foot (2)	$143	$147	$273	$282
Restaurant operating profit (in thousands) (4)	$3,703	$3,960	$6,360	$7,019
Restaurant operating profit as a percentage of sales (4)	16.3%	18.4%	14.6%	17.2%

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

The following tables set forth our calculation of restaurant operating profit and reconciliation to income (loss) from operations, the most comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Restaurant sales	$22,686	$21,468	$43,738	$40,923
Costs and expenses:
Cost of sales	6,014	5,461	11,589	10,558
Labor	7,782	7,269	15,365	14,018
Occupancy	1,769	1,536	3,550	3,056
Restaurant operating expenses	3,418	3,242	6,874	6,272
Restaurant operating profit	3,703	3,960	6,360	7,019
Deduct – other costs and expenses
General and administrative	1,873	2,661	4,010	4,548
Preopening expense	119	352	127	852
Depreciation and amortization	1,395	1,812	2,794	3,553
Income (loss) from operations	$316	$(865)	$(571)	$(1,934)

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.5	25.4	26.5	25.8
Labor	34.3	33.9	35.1	34.3
Occupancy	7.8	7.2	8.1	7.5
Restaurant operating expenses	15.1	15.1	15.7	15.3
Restaurant operating profit	16.3	18.4	14.6	17.2
Deduct – other costs and expenses
General and administrative	8.3	12.4	9.2	11.1
Preopening expense	0.5	1.6	0.3	2.1
Depreciation and amortization	6.1	8.4	6.4	8.7
Income (loss) from operations	1.4%	(4.0)%	(1.3)%	(4.7)%

  Certain percentage amounts do not sum to total due to rounding.

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009

Beginning of period	24	20
Openings	—	4
Closings	—	—
End of period	24	24

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.5	25.4	26.5	25.8
Labor	34.3	33.9	35.1	34.3
Occupancy	7.8	7.2	8.1	7.5
Restaurant operating expenses	15.1	15.1	15.7	15.3
General and administrative	8.3	12.4	9.2	11.1
Preopening expense	0.5	1.6	0.3	2.1
Depreciation and amortization	6.1	8.4	6.4	8.7
Total costs and expenses	98.6	104.0	101.3	104.7
Income (loss) from operations	1.4	(4.0)	(1.3)	(4.7)
Nonoperating income (expense):
Interest income and other, net	0.1	0.4	0.1	0.3
Interest expense	(0.3)	(0.5)	(0.3)	(0.3)
Income (loss) from continuing operations before provision for income taxes	1.2	(4.1)	(1.5)	(4.7)
Provision for income taxes	—	0.2	—	0.2
Income (loss) from continuing operations	1.2	(4.3)	(1.5)	(4.9)
Gain from discontinued operations, net of tax	—	3.3	—	1.7
Net income (loss)	1.2%	(1.0)%	(1.5)%	(3.2)%

Certain percentage amounts do not sum to total due to rounding.

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Restaurant Sales.  Restaurant sales increased $1.2 million, or 5.7% to $22.7 million during the second quarter of 2010 from $21.5 million during the prior year period.  The sales increase was primarily the result of restaurant sales associated with the opening of two new restaurants since September 2009, partially offset by a 0.3% decrease in comparable restaurant sales.  The decrease in comparable restaurant sales is primarily due to a lower average guest check.  The lower average guest check was partially offset by a 7% increase in guest traffic during the second quarter of 2010.

Cost of Sales.  Cost of sales increased $0.5 million, or 10.1% to $6.0 million during the second quarter of 2010 from $5.5 million during the second quarter of 2009.  Cost of sales as a percentage of restaurant sales increased 1.1% to 26.5% during the second quarter of 2010 from 25.4% during the prior year period.  Cost of sales during the second quarter of 2010 primarily reflects an increase in year-over-year pricing for certain seafood, meat and produce items.  The increase in cost of sales is also attributable to higher volumes of promotional mailings and free products offered as part of our Konavore loyalty program, which was launched during 2010.  The food and beverage costs of these programs are recorded in cost of sales as the intent of the coupon is to generate additional restaurant sales through driving guest traffic.

Labor.  Labor costs for our restaurants increased $0.5 million, or 7.1% to $7.8 million during the second quarter of 2010 from $7.3 million during the prior year period.  This increase was primarily due to the opening of two new restaurants since September 2009.  Labor expenses as a percentage of restaurant sales increased 0.4% to 34.3% during the second quarter of 2010 from 33.9% during the second quarter of 2009.  The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs and hourly labor expense resulting from lower average weekly sales.  In addition, high labor costs from restaurants opened within the past 12 months also contributed to the increase in labor expense as labor expenses are typically higher than normal during the first several months of operations as restaurant management teams become more accustomed to optimally predicting, managing, and servicing the sales volumes expected at our new restaurants.

Occupancy.  Occupancy expense increased $0.2 million, or 15.1% to $1.7 million during the second quarter of 2010 from $1.5 million during the prior year period.  Occupancy expenses as a percentage of restaurant sales increased 0.6% to 7.8% during the second quarter of 2010 from 7.2% during the second quarter of 2009.  The increase as a percentage of sales reflects decreased leverage of the fixed portion of these costs from lower average weekly sales and increased common area maintenance costs at many locations.

Restaurant Operating Expenses.  Restaurant operating expenses increased $0.2 million, or 5.4% to $3.4 million during the second quarter of 2010 from $3.2 million during the second quarter of 2009.  The increase in restaurant operating expenses is attributable to higher local restaurant marketing expenditures and personal property taxes, partially offset by lower printing expenditures.  Restaurant operating expenses as a percentage of restaurant sales were flat at 15.1% for both the second quarter of 2010 and 2009.

General and Administrative.  General and administrative expenses decreased $0.8 million, or 29.6% to $1.9 million during the second quarter of 2010 compared to $2.7 million during the second quarter of 2009.  During the second quarter of 2010, we incurred $0.2 million for legal, professional fees, and other costs associated with the contested proxy solicitation.  During the second quarter of 2009, we recorded approximately $0.9 million in unusual charges including $0.4 million in severance and benefits for the resignation of our former CEO, $0.3 million in legal and professional fees associated with activist stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase our company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore, Maryland restaurant scheduled to open in the second half of 2010.  General and administrative expenses as a percentage of restaurant sales decreased 4.1% to 8.3% of restaurant sales during the second quarter of 2010 compared to 12.4% of restaurant sales during the prior year period.

Preopening Expense.  Preopening expense decreased $0.2 million, or 66.3% to $0.1 million during the second quarter of 2010 compared to $0.3 million during the second quarter of 2009.  Preopening expense for the second quarter of 2010 reflects initial training costs and preopening rent for our Baltimore restaurant which is scheduled to open this fall.  Preopening expense varies each quarter based upon the timing of new restaurant openings as the majority of preopening expense is incurred during the two months preceding an opening.  During the second quarter of 2009, we incurred preopening expenses for our Woodbridge, New Jersey and Eden Prairie, Minnesota restaurants, which opened in April 2009 and September 2009, respectively.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.4 million, or 23.0% to $1.4 million during the second quarter of 2010 from $1.8 million during the prior year period.  The decrease is due to a $0.6 million reduction in depreciation expense associated with the fourth quarter 2009 impairment of long-lived assets at six underperforming restaurants, partially offset by depreciation expense for two restaurants that opened since September 2009.  Depreciation and amortization expense as a percentage of restaurant sales decreased 2.3% to 6.1% during the second quarter of 2010 from 8.4% during the prior year period.

Interest Income and Other, Net. Interest income and other, net decreased during the second quarter of 2010 due to lower average investment balances as compared to the prior year period.  Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.

Interest Expense. Interest expense decreased to $73,000 during the second quarter of 2010 from $99,000 during the second quarter of 2009 due to interest costs incurred in the prior year quarter for the $1.2 million bridge loan that was issued during March 2009 and subsequently repaid during June 2009.

Provision for Income Taxes.  During the second quarter of 2010, we recorded a $10,000 provision for income taxes compared to $30,000 during the second quarter of 2009.  The provision for the second quarter of 2010 reflects taxes for certain states in which we operate that do not calculate tax based upon net income.

Gain from Discontinued Operations.  During the second quarter of 2009, we reached a settlement agreement regarding the lease for our closed Naples, Florida restaurant.  We recorded a gain of approximately $0.7 million as the settlement amount was less than the lease termination costs originally recorded when the restaurant was closed during 2008.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Restaurant Sales.  Restaurant sales increased by $2.8 million, or 6.9% to $43.7 million during the first half of 2010 from $40.9 million during the prior year period, primarily attributable to restaurant sales generated from the opening of three new restaurants since April 2009, partially offset by a 1.4% decrease in comparable restaurant sales.  The decrease in comparable restaurant sales is due to a lower average guest check, which we believe was attributable to economic weakness.  The lower average guest check was partially offset by a 6% increase in guest traffic during the first half of 2010.

Cost of Sales.  Cost of sales increased $1.0 million, or 9.8% to $11.6 million during the first six months of 2010 from $10.6 million during the first six months of 2009.  Cost of sales as a percentage of restaurant sales increased 0.7% to 26.5% during the first half of 2010 from 25.8% during the prior year period.  Cost of sales during the first half of 2010 reflects an increase in year-over-year pricing for certain seafood, meat and produce items.  The increase in cost of sales is also attributable to higher volumes of promotional mailings and free products offered as part of our Konavore loyalty program, which was launched during 2010.

Labor.  Labor costs for our restaurants increased $1.3 million, or 9.6% to $15.3 million during the first half of 2010 from $14.0 million during the prior year period.  The increase was primarily due to the opening of three new restaurants since April 2009.  As a percentage of restaurant sales, labor costs increased 0.8% to 35.1% during the first half of 2010 from 34.3% during the first half of 2009.  The increase in labor costs as a percentage of restaurant sales was primarily due to reduced leverage of fixed labor costs and hourly labor expense resulting from lower average weekly sales.  In addition, federal and state minimum wage increases, implemented during the second half of 2009 and at the beginning of 2010, contributed to increased labor costs as a percentage of sales.

Occupancy.  Occupancy expense increased by $0.5 million, or 16.1% to $3.6 million during the first six months of 2010 from $3.1 million during the prior year period.  Occupancy expenses as a percentage of restaurant sales increased 0.6% to 8.1% during the first half of 2010 from 7.5% during the first half of 2009.  The increase as a percentage of sales reflects decreased leverage of the fixed portion of these costs resulting from lower average weekly sales and increased common area maintenance expenses at many locations.

Restaurant Operating Expenses.  Restaurant operating expenses increased by $0.6 million, or 9.6% to $6.9 million during the first half of 2010 from $6.3 million during the prior year period.  Restaurant operating expenses as a percentage of restaurant sales increased 0.4% to 15.7% during the first half of 2010 from 15.3% during the prior year period.   During the first half of 2010, higher repair and maintenance, marketing, and personal property taxes combined with reduced leverage of fixed operating costs resulting from lower average weekly sales contributed to the increase in restaurant operating expenses as a percentage of sales.

General and Administrative.  General and administrative expenses decreased $0.5 million, or 11.8% to $4.0 million during the first six months of 2010 compared to $4.5 million during the first six months of 2009.  During the first half of 2010, we incurred $0.5 million for legal and professional fees associated with the contested proxy solicitation and ongoing derivative suit compared to the first half of 2009 when we recorded approximately $0.9 million in unusual charges.  These charges included $0.4 million in severance and related benefits for the resignation of our former CEO, $0.4 million in legal and professional fees associated with stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase our company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore restaurant.  General and administrative expenses as a percentage of restaurant sales decreased 1.9% to 9.2% of restaurant sales during the first six months of 2010 compared to 11.1% of restaurant sales during the prior year period.

Preopening Expense.  Preopening expense decreased $0.7 million to $0.1 million during the first half of 2010 compared to $0.8 million during the first half of 2009.  The decrease in preopening expense is attributable to two restaurant openings during the first half of 2009 as compared to no restaurant openings during the first half of 2010.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.8 million, or 21.4% to $2.8 million during the first six months of 2010 from $3.6 million during the prior year period.  The decrease is primarily the result of a $1.2 million reduction in depreciation expense associated with the fourth quarter 2009 impairment of long-lived assets at six underperforming restaurants, partially offset by depreciation expense for three restaurants that opened since April 2009.  Depreciation and amortization expense as a percentage of restaurant sales decreased 2.3% to 6.4% during the first half of 2010 from 8.7% during the prior year period.

Interest Income and Other, Net. Interest income and other, net decreased during the first half of 2010 due to lower average investment balances as compared to the prior year period.  Please refer to Note 3 to the unaudited consolidated financial statements for discussion of our investment in auction rate securities.

Interest Expense. Interest expense decreased modestly during the first six months of 2010 as compared to the first six months of 2009 due to interest costs incurred in the prior year period for the $1.2 million bridge loan that was issued during March 2009 and subsequently repaid during June 2009.

Provision for Income Taxes.  During the first half of 2010, we recorded a $10,000 provision for income taxes compared to $60,000 during the prior year period.  The provision for the first half of 2010 reflects the benefit recorded by us for the anticipated refund of prior year taxes due to a change in tax legislation regarding net operating loss carrybacks, offset by taxes for certain states in which we operate that do not calculate tax based upon net income.

Gain from Discontinued Operations.  During the second quarter of 2009, we reached a settlement agreement regarding the lease for our closed Naples, Florida restaurant.  We recorded a gain of approximately $0.7 million as the settlement amount was less than the lease termination costs originally recorded when the restaurant was closed during 2008.

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

•	timing of new restaurant openings and related expenses;
•	restaurant operating costs and preopening costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
•	labor availability and costs for hourly and management personnel;
•	profitability of our restaurants, especially in new markets;
•	increases and decreases in comparable restaurant sales;
•	impairment of long-lived assets and any loss on restaurant closures;
•	changes in borrowings and interest rates;
•	general economic conditions;
•	weather conditions or natural disasters;
•	timing of certain holidays;
•	changes in government regulations;
•	outside stockholder activities;
•	settlements, damages and legal costs associated with litigation;
•	new or revised regulatory requirements and accounting pronouncements;
•	changes in consumer preferences and competitive conditions; and
•	fluctuations in commodity prices.

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

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30, 2010	December 31, 2009
Cash and short-term investments(1)	$3,289	$2,890
Net working capital (deficit)(2)	(4,220)	(5,054)

(1) At December 31, 2009, cash and short-term investments exclude $5.8 million in auction rate securities that were used as collateral for a line of credit.  As of June 30, 2010, all auction rate securities were sold and the proceeds were used to pay off the outstanding balance on the line of credit.

(2) The working capital deficit at June 30, 2010 and December 31, 2009, is primarily attributable to accruals for payroll, legal, and professional fees.

	Six Months Ended June 30,
	2010	2009
Cash provided by operating activities	$2,279	$3,233
Capital expenditures	1,559	7,623

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

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $3.3 million in addition to cash flow from operations is sufficient to fund development costs required for our Baltimore restaurant.  Any reduction of our cash flow from operations may cause a delay or cancellation of planned restaurant development or renovation of existing restaurants.  As of June 30, 2010, we had a working capital deficit of $4.2 million.  We plan to reduce this deficit through cost containment efforts and cash flow from operations.  Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations.  Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Equipment Loans

As of June 30, 2010, we had four equipment term loans with a lender, each collateralized by restaurant equipment.  The outstanding principal balance under these loans aggregated $0.9 million at June 30, 2010.  The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $56,000.  The loans mature between May 2011 and June 2012.  The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2009.

Credit Facility

During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that was secured by the auction rate security instruments held with UBS.  On June 30, 2010, we exercised a put option with UBS on our auction rate security instruments and used the proceeds from the sale of the auction rate securities to repay the outstanding balance under the line of credit, which was then cancelled by UBS. See Note 3 to the consolidated financial statements for further information on the auction rate securities and the settlement agreement.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$2,279	$3,233
Investing activities	4,562	(7,752)
Financing activities	(6,130)	7,036
Net increase in cash and cash equivalents	$711	$2,517

Operating Activities.  Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $2.3 million of net cash during the first six months of 2010.  The net decrease in cash from operating activities for the first half of 2010 in comparison to the first half of 2009, is primarily the result of the timing of vendor payments.

Investing Activities. We fund the development and construction of our new restaurants primarily with cash flows from operations and proceeds from equity transactions.  Our capital expenditures for the first six months of 2010 were $1.6 million primarily attributable to the funding of construction for our Baltimore, Maryland restaurant scheduled to open this fall and contractor payments for our Eden Prairie, Minnesota and Tampa, Florida restaurants that were opened during the second half of 2009.  Investing activities for the first six months of 2010 also reflects the sale of $5.8 million in auction rate securities and $0.3 million in other investments.

Net cash used in investing activities was $7.8 million during the first six months of 2009 reflecting $7.6 million primarily to fund construction at our Richmond, Virginia and Woodbridge, New Jersey restaurants and the two other restaurants opened during 2009.

Financing Activities.  Net cash used in financing activities was $6.1 million during the first half of 2010 reflecting the repayment of $5.8 million in borrowings under our line of credit with UBS and $0.4 million in principal payments on equipment loans.  Net cash provided by financing activities was $7.0 million during the first six months of 2009 reflecting $4.1 million in net borrowings under our line of credit and $3.2 million in net proceeds from the subscription rights offering completed during June 2009, partially offset by $0.3 million in principal payments on equipment loans.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements.  Actual results may differ materially from the following discussion based on general conditions in the commodity markets.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

On February 6, 2009, Samuel Beren (“Beren” or “plaintiff”), as trustee for the Samuel Beren Trust, served a demand on us pursuant to Section 220 of Delaware’s General Corporation Law (the “DGCL”), which requested that we make available for inspection certain books and records.  On April 1, 2009, Beren, as trustee for the Samuel Beren Trust, commenced a purported stockholder derivative action in the Court of Chancery of the State of Delaware.  The complaint filed in the derivative action subsequently was amended by plaintiff.  The derivative action purportedly was brought on behalf of us against our directors and the purchasers of our promissory notes issued on March 5, 2009, for alleged breaches of fiduciary duties by our directors, and for aiding and abetting such breaches by the purchasers of our promissory notes.  We also were named as a nominal defendant in the derivative action.  The derivative action seeks unspecified damages, interest, reasonable attorneys’ fees, expert witness fees, and other costs.

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

On January 25, 2010, plaintiff filed a letter with the Court informing the Court of the newly filed books and records action, and requested a stay of the derivative action until the newly filed books and records action was resolved.  After receiving the director defendants’ opposition to the request for a stay, the Court instructed plaintiff to file a formal motion to stay, as opposed to a letter request, if plaintiff is seeking a stay of the derivative action.  The Court also directed plaintiff to advise the Court as to “why no action has been taken in conformity with [the] Court’s January 19, 2010 letter decision.”  Plaintiff filed a formal motion to stay, which the Court granted on March 11, 2010.  The Court stayed the derivative action until further order of the Court, and ordered that plaintiff “complete all books and records inspection efforts in connection with [the derivative] litigation” by June 11, 2010.  The Court further ordered that at the conclusion of such inspection efforts, plaintiff must notify the parties and the Court whether plaintiff intends to file an answering brief in opposition to the motion to dismiss the derivative action, or whether plaintiff intends to seek leave to file an amended or supplemental complaint.  We continue to believe that the purported derivative action is without merit, and we intend to defend vigorously this lawsuit if the Court-ordered stay entered in the derivative action is lifted.

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

On April 30, 2010, the parties named in the books and records action submitted a stipulation and proposed order to the Court agreeing (a) that the May 26, 2010 trial in the books and records action should be continued until further order by the Court, and (b) that the books and records action should be stayed until further order of the Court.  The parties named in the derivative action also submitted a stipulation and proposed order agreeing that following inspection by plaintiff of the documents contemplated by the books and records action, plaintiff will file a second amended complaint in the derivative action within 60 days of the earlier of (a) the entry of judgment in the books and records action by the Court, or (b) the dismissal of the books and records action by the Court.  Although we agreed to the filing of a second amended complaint in the derivative action, plaintiff recognized and acknowledged that such agreement by us and the director defendants did not waive any right of ours or the director defendants to respond to the second amended complaint as appropriate, which includes the filing of a motion to dismiss the second amended complaint based upon any appropriate legal ground.  The parties also requested that the Court vacate the June 11, 2010 deadline for plaintiff to complete its books and records inspection.

On July 15, 2010, we produced books and records in response to the February 6, 2009 demand.  We believe that because books and records were produced in response both to the February 6, 2009 demand and to the October 26, 2009 demand, the books and records action is moot and that the books and records action should be dismissed by the Court.  Following plaintiff’s inspection of the books and records produced in response to the February 6, 2009 demand and to the October 26, 2009 demand, we anticipate that plaintiff will file a second amended complaint in the derivative action, at which time we will determine the proper response to such second amended complaint.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    (Removed and Reserved).

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits
Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (3)
4.1	Form of Common Stock Certificate (2)
4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (2)
4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (2)
4.9	Form of First Amended and Restated Promissory Note, dated April 7, 2009, among Kona Grill, Inc. and the investor parties thereto (4)
4.10	Form of Warrant (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.
(4)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.
(5)	Incorporated by reference to the Registrant’s Form 10-K filed on March 4, 2010.

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

Date:  July 30, 2010