Form 10-Q
period 2010-09-30
KONA GRILL INC
filed 2010-10-29
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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
Yes ☐      No ☒

As of October 29, 2010 there were 9,171,871 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$2,011	$2,404
Investments	174	6,282
Receivables	134	308
Other current assets	1,156	1,111
Total current assets	3,475	10,105
Other assets	653	668
Property and equipment, net	38,282	39,190
Total assets	$42,410	$49,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,099	$2,922
Accrued expenses	5,843	5,753
Current portion of notes payable	570	684
Line of credit	—	5,800
Total current liabilities	8,512	15,159
Notes payable	219	636
Deferred rent	16,390	16,185
Total liabilities	25,121	31,980

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,288,071shares issued and 9,171,871 shares outstanding at September 30, 2010 and 9,262,895 shares issued and 9,146,695 shares outstanding at December 31, 2009	93	93
Additional paid-in capital	58,041	57,649
Accumulated deficit	(39,845)	(38,759)
Treasury stock, at cost, 116,200 shares at September 30, 2010 and December 31, 2009	(1,000)	(1,000)
Total stockholders’ equity	17,289	17,983
Total liabilities and stockholders’ equity	$42,410	$49,963

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Restaurant sales	$21,605	$20,173	$65,343	$61,096
Costs and expenses:
Cost of sales	5,936	5,267	17,525	15,825
Labor	7,535	7,117	22,900	21,135
Occupancy	1,777	1,655	5,327	4,711
Restaurant operating expenses	3,582	3,296	10,456	9,568
General and administrative	1,446	1,590	5,456	6,138
Preopening expense	382	480	509	1,332
Depreciation and amortization	1,384	1,820	4,178	5,373
Total costs and expenses	22,042	21,225	66,351	64,082
Loss from operations	(437)	(1,052)	(1,008)	(2,986)
Nonoperating income (expense):
Interest income and other, net	—	44	51	169
Interest expense	(4)	(22)	(119)	(153)
Loss from continuing operations before provision for income taxes	(441)	(1,030)	(1,076)	(2,970)
Provision for income taxes	—	5	10	65
Loss from continuing operations	(441)	(1,035)	(1,086)	(3,035)
Gain from discontinued operations, net of tax	—	—	—	690
Net loss	$(441)	$(1,035)	$(1,086)	$(2,345)

Net (loss) income per share–basic and diluted (Note 5):
Continuing operations	$(0.05)	$(0.11)	$(0.12)	$(0.36)
Discontinued operations	—	—	—	0.08
Net loss	$(0.05)	$(0.11)	$(0.12)	$(0.28)

Weighted average shares used in computation (Note 5):
Basic	9,168	9,141	9,163	8,478
Diluted	9,168	9,141	9,163	8,478

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net loss	$(1,086)	$(2,345)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,178	5,373
Stock-based compensation expense	329	392
Amortization of debt discount	—	70
Change in operating assets and liabilities:
Receivables	174	479
Other current assets	(45)	(169)
Accounts payable	(615)	(40)
Accrued expenses	90	952
Deferred rent	205	(439)
Net cash provided by operating activities	3,230	4,273

Investing activities
Purchase of property and equipment	(3,478)	(10,994)
Decrease in other assets	15	92
Net purchases and sales of investments	6,108	593
Net cash provided by (used in) investing activities	2,645	(10,309)

Financing activities
Net (repayment) borrowings on line of credit	(5,800)	3,310
Proceeds from bridge loan	—	1,200
Repayment of bridge loan	—	(1,200)
Repayments of notes payable	(531)	(533)
Proceeds from issuance of common stock, net of issuance costs	—	3,245
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	63	53
Net cash (used in) provided by financing activities	(6,268))	6,075

Net (decrease) increase in cash and cash equivalents	(393)	39
Cash and cash equivalents at the beginning of the period	2,404	2,477
Cash and cash equivalents at the end of the period	$2,011	$2,516

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$79	$83

Noncash investing activities
Decrease in accounts payable related to property and equipment additions	$(208)	$(2,534)

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.”  Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily.  We currently own and operate 25 restaurants in 16 states throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Gain from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restaurant sales	$—	$—	$—	$—

Gain from discontinued operations before income tax benefit	$—	$—	$—	$690
Income tax benefit	—	—	—	—
Gain from discontinued operations, net of tax	$—	$—	$—	$690

Activity associated with the lease termination accrual is summarized below (in thousands):

Balance at December 31, 2009	$181
Cash payments	(181)
Balance at September 30, 2010	$—

3.	Investments

The following is a summary of our investments (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
September 30, 2010
Short-term investments:
Certificates of deposit	$174	$—	$174
Total investments	$174	$—	$174

December 31, 2009
Short-term investments:
Certificates of deposit	$172	$—	$172
Money market securities	314	—	314
Auction rate securities	5,433	—	5,433
Put option on auction rate securities	363	—	363
Total investments	$6,282	$—	$6,282

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

Prior to the exercise of the put option, the fair value of the put option was determined through comparison of the fair value of each auction rate security to its par value and then discounted by a rate reflective of the risk of default by UBS between the valuation date and the expected exercise date of the put option.  A discounted cash flow approach was used to value the difference between the par value and fair value of each security using a discount rate that considered the credit risk associated with UBS and the expected timing of when the put option would be exercised.  The put option was adjusted on each balance sheet date based on its then fair value.  The fair value of the put option was based on unobservable inputs and was therefore classified within Level 3 in the hierarchy.  The following tables present information about our assets measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of September 30, 2010
Certificates of deposit	$174	$—	$—	$174

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total as of December 31, 2009
Certificates of deposit	$172	$—	$—	$172
Money market securities	314	—	—	314
Auction rate securities	—	—	5,433	5,433
Put option on auction rate securities	—	—	363	363
	$486	$—	$5,796	$6,282

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

	Auction rate securities	Put option on auction rate securities
Balance at December 31, 2009	$5,433	$363
Transfer to Level 3	—	—
Total gains or losses (realized and unrealized)
Included in earnings	367	(363)
Included in other comprehensive loss	—	—
Net settlements	(5,800)	—
Balance at September 30, 2010	$—	$—

5.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises as these shares are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(441)	$(1,035)	$(1,086)	$(3,035)
Gain from discontinued operations	—	—	—	690
Net loss	$(441)	$(1,035)	$(1,086)	$(2,345)

Denominator:
Weighted average shares — Basic	9,168	9,141	9,163	8,478
Effect of dilutive stock options and warrants	—	—	—	—
Weighted average shares — Diluted	9,168	9,141	9,163	8,478

Basic and diluted net loss per share:
Loss from continuing operations	$(0.05)	$(0.11)	$(0.12)	$(0.36)
Gain from discontinued operations	—	—	—	0.08
Basic and diluted net loss per share	$(0.05)	$(0.11)	$(0.12)	$(0.28)

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

For the three and nine months ended September 30, 2010 and 2009, there were 1,000,000 and 795,000 stock options and warrants outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Accrued payroll	$2,331	$1,875
Sales taxes	704	686
Business and income taxes	703	739
Gift cards	654	859
Accrued occupancy	139	192
Lease termination accrual	—	181
Other	1,312	1,221
	$5,843	$5,753

7.	Debt and Credit Agreements

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

Equipment Loans

As of September 30, 2010, we had four equipment term loans with a lender, each collateralized by restaurant equipment.  The outstanding principal balance under these loans was $789,000 at September 30, 2010.  The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $56,000.  The loans mature between May 2011 and June 2012.  The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2009.

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

The fair value of stock options granted during the nine months ended September 30, 2010 and 2009 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2010	2009
Expected volatility	64.3%	55.0%
Risk-free interest rate	1.7%	1.6%
Expected option life (in years)	3.7	3.8
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$1.64	$0.86

The following table summarizes activity under our stock award plans for the nine months ended September 30, 2010:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2009	854,856	$7.67
Granted	223,750	3.41
Forfeited	(170,900)	9.39
Exercised	(17,400)	2.06
Outstanding options at September 30, 2010	890,306	$6.37	3.3 years	$230,000
Exercisable at September 30, 2010	456,697	$8.33	2.8 years	$101,000

We recognized stock-based compensation expense of $121,000 and $85,000 during the three months ended September 30, 2010 and 2009, respectively, and $329,000 and $392,000 during the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, there was $590,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.0 years.

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

Overview

We currently own and operate 25 restaurants located in 16 states.  We offer freshly prepared food, personalized service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete.  Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items.  Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests.  Our menu is mostly standardized for all of our restaurants, allowing us to deliver consistent quality meals.  We believe that our diverse menu and generous portions, combined with an average check of approximately $23, offers our guests an attractive price-value proposition.

Over the last five years, we have funded development of new restaurants primarily from the proceeds of our initial public offering, a private offering of common stock completed during November 2007, a rights offering completed during June 2009, and cash flows from operations.  We opened our newest restaurant in Baltimore, Maryland on October 5, 2010.  We opened four restaurants during 2009 in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida.  We intend to pursue additional leases based on significant economic opportunity, subject to the availability of capital on terms acceptable to us.

As a result of the continued weakness of the U.S. economy, our comparable restaurant sales were flat during the third quarter of 2010.  We believe improvement in the job market, coupled with improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.  Customer traffic and sales patterns have shown improvement throughout the first nine months of 2010 as evidenced by the sequential improvement in comparable restaurant sales from (2.5)% during the first quarter of 2010 to (0.3)% during the second quarter of 2010 to flat for the third quarter of 2010.

We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations.    Certain of our recent openings are trending lower than our targeted volume during the current economic environment.  We believe our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness.  Our restaurants are also subject to seasonal fluctuations.  Sales in most of our restaurants typically are higher during the spring and summer months and winter holiday season.

During the fourth quarter of 2009, we recorded non-cash asset impairment charges for six underperforming restaurants.  The asset impairment charges resulted from an evaluation of the long-term prospects of each of these restaurants that have not been meeting sales, profitability, and cash flow targets.  We will continue to focus on each of these restaurants to determine whether operating performance can be improved.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales.  We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors.  We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient operating that unit.  Occupancy and a portion of restaurant operating expenses are fixed.  As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on costs of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales.  The majority of our general and administrative costs are fixed costs.  We expect our general and administrative spending to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010		2009
Restaurant sales growth	7.1%	3.7%		7.0%		6.7%
Same-store sales percentage change (1)	0.0%	(9.9	) %	(0.9	) %	(9.7	) %
Average weekly sales – comparable restaurant base (2)	$71,664	$71,690		$73,153		$73,826
Average weekly sales – non-comparable restaurant base (3)	$58,542	$56,138		$59,430		$64,218
Average unit volume (in thousands) (2)	$932	$974		$2,853		$2,959
Sales per square foot (2)	$132	$138		$404		$420
Restaurant operating profit (in thousands) (4)	$2,775	$2,838		$9,135		$9,857
Restaurant operating profit as a percentage of sales (4)	12.8%	14.1%		14.0%		16.1%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Restaurant sales	$21,605	$20,173	$65,343	$61,096
Costs and expenses:
Cost of sales	5,936	5,267	17,525	15,825
Labor	7,535	7,117	22,900	21,135
Occupancy	1,777	1,655	5,327	4,711
Restaurant operating expenses	3,582	3,296	10,456	9,568
Restaurant operating profit	2,775	2,838	9,135	9,857
Deduct – other costs and expenses
General and administrative	1,446	1,590	5,456	6,138
Preopening expense	382	480	509	1,332
Depreciation and amortization	1,384	1,820	4,178	5,373
Loss from operations	$(437)	$(1,052)	$(1,008)	$(2,986)

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.5	26.1	26.8	25.9
Labor	34.9	35.3	35.0	34.6
Occupancy	8.2	8.2	8.2	7.7
Restaurant operating expenses	16.6	16.3	16.0	15.7
Restaurant operating profit	12.8	14.1	14.0	16.1
Deduct – other costs and expenses
General and administrative	6.7	7.9	8.4	10.0
Preopening expense	1.8	2.4	0.8	2.2
Depreciation and amortization	6.4	9.0	6.4	8.8
Loss from operations	(2.0)%	(5.2)%	(1.5)%	(4.9)%

Certain percentage amounts do not sum to total due to rounding.

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Nine Months Ended September 30, 2010	Year Ended December 31, 2009

Beginning of period	24	20
Openings	—	4
Closings	—	—
End of period	24	24

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.5	26.1	26.8	25.9
Labor	34.9	35.3	35.0	34.6
Occupancy	8.2	8.2	8.2	7.7
Restaurant operating expenses	16.6	16.3	16.0	15.7
General and administrative	6.7	7.9	8.4	10.0
Preopening expense	1.8	2.4	0.8	2.2
Depreciation and amortization	6.4	9.0	6.4	8.8
Total costs and expenses	102.0	105.2	101.5	104.9
Loss from operations	(2.0)	(5.2)	(1.5)	(4.9)
Nonoperating income (expense):
Interest income and other, net	—	0.2	0.1	0.3
Interest expense	—	(0.1)	(0.2)	(0.3)
Loss from continuing operations before provision for income taxes	(2.0)	(5.1)	(1.7)	(4.9)
Provision for income taxes	—	—	—	0.1
Loss from continuing operations	(2.0)	(5.1)	(1.7)	(5.0)
Gain from discontinued operations, net of tax	—	—	—	1.1
Net loss	(2.0)%	(5.1)%	(1.7)%	(3.9)%

Certain percentage amounts do not sum to total due to rounding.

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Restaurant Sales.  Restaurant sales increased $1.4 million, or 7.1% to $21.6 million during the third quarter of 2010 from $20.2 million during the prior year period.  The sales increase was primarily the result of restaurant sales associated with the opening of two new restaurants since August 2009.  Comparable restaurant sales were flat during the third quarter of 2010 as a 4% increase in guest traffic was offset by a 4% decline in the average guest check.

Cost of Sales.  Cost of sales increased $0.7 million, or 12.7% to $5.9 million during the third quarter of 2010 from $5.3 million during the third quarter of 2009.  Cost of sales as a percentage of restaurant sales increased 1.4% to 27.5% during the third quarter of 2010 from 26.1% during the prior year period.  Cost of sales during the third quarter of 2010 primarily reflects higher year-over-year pricing for beef, chicken, pork and certain seafood items.  The increase in cost of sales as a percentage of restaurant sales is also attributable to upgrades in certain ingredients as part of our menu evolution project and increased discounts due to marketing programs.  The food and beverage costs of these marketing programs are recorded in cost of sales as the intent is to generate additional restaurant sales through driving guest traffic.

Labor.  Labor costs for our restaurants increased $0.4 million, or 5.9% to $7.5 million during the third quarter of 2010 from $7.1 million during the prior year period.  This increase was primarily the result of the opening of two new restaurants since August 2009.  Labor expenses as a percentage of restaurant sales decreased 0.4% to 34.9% during the third quarter of 2010 from 35.3% during the third quarter of 2009.  The decrease in labor costs as a percentage of restaurant sales was primarily due to lower benefit costs and better leverage of fixed labor costs attributable to adjusting restaurant management staff sizes to align with sales volumes at certain restaurants.

Occupancy.  Occupancy expense increased $0.1 million, or 7.4% to $1.8 million during the third quarter of 2010 from $1.7 million during the prior year period.  Occupancy expenses as a percentage of restaurant sales was flat at 8.2% during both the third quarter of 2010 and 2009.

Restaurant Operating Expenses.  Restaurant operating expenses increased $0.3 million, or 8.7% to $3.6 million during the third quarter of 2010 from $3.3 million during the third quarter of 2009.  The increase in restaurant operating expenses is attributable to higher training and relocation costs, an increase in personal property taxes and  higher expenditures for supplies and smallwares associated with our new menu items.  Restaurant operating expenses as a percentage of restaurant sales increased 0.3% to 16.6% during the third quarter of 2010 as compared to 16.3% during the third quarter of 2009.

General and Administrative.  General and administrative expenses decreased $0.1 million, or 9.1% to $1.5 million during the third quarter of 2010 compared to $1.6 million during the third quarter of 2009.  The decrease in general and administrative expenses during the third quarter of 2010 is attributable to a reduction in legal and professional fee expenditures.  General and administrative expenses as a percentage of restaurant sales decreased 1.2% to 6.7% of restaurant sales during the third quarter of 2010 compared to 7.9% of restaurant sales during the prior year period.

Preopening Expense.  Preopening expense decreased $0.1 million, or 20.4% to $0.4 million during the third quarter of 2010 compared to $0.5 million during the third quarter of 2009.  Preopening expense for the third quarter of 2010 reflects training, travel and preopening rent for our Baltimore restaurant which opened at the beginning of the fourth quarter of 2010.  Preopening expense varies each quarter based upon the number of restaurants opened and the timing of new restaurant openings as the majority of preopening expense is incurred during the two months preceding an opening.  During the third quarter of 2009, we incurred preopening expenses for our Eden Prairie, Minnesota and Tampa, Florida restaurants, which opened in September 2009 and November 2009, respectively.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.4 million, or 23.9% to $1.4 million during the third quarter of 2010 from $1.8 million during the prior year period.  The decrease is due to a $0.6 million reduction in depreciation expense associated with the fourth quarter 2009 impairment of long-lived assets at six underperforming restaurants, partially offset by depreciation expense for two restaurants that opened since August 2009.  Depreciation and amortization expense as a percentage of restaurant sales decreased 2.6% to 6.4% during the third quarter of 2010 from 9.0% during the prior year period.

Provision for Income Taxes.  During the third quarter of 2010, we did not record a provision for income taxes based upon our assessment of our current tax position.

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Restaurant Sales.  Restaurant sales increased by $4.2 million, or 7.0% to $65.3 million during the first nine months of 2010 from $61.1 million during the prior year period, primarily attributable to restaurant sales generated from the opening of three new restaurants since April 2009, partially offset by a 0.9% decrease in comparable restaurant sales.  The decrease in comparable restaurant sales is due to a lower average guest check, which we believe was attributable to economic uncertainty and weak consumer confidence.  The lower average guest check was partially offset by a 6% increase in guest traffic during the first nine months of 2010.

Cost of Sales.  Cost of sales increased $1.7 million, or 10.7% to $17.5 million during the first nine months of 2010 from $15.8 million during the first nine months of 2009.  Cost of sales as a percentage of restaurant sales increased 0.9% to 26.8% during the first nine months of 2010 from 25.9% during the prior year period.  The increase in cost of sales as a percentage of restaurant sales during the first nine months of 2010 reflects an increase in year-over-year costs for certain seafood, meat and produce items.  The increase in cost of sales is also attributable to increased levels of marketing programs launched during 2010.

Labor.  Labor costs for our restaurants increased $1.8 million, or 8.4% to $22.9 million during the first nine months of 2010 from $21.1 million during the prior year period.  The increase was primarily the result of the opening of three new restaurants since April 2009.  As a percentage of restaurant sales, labor costs increased 0.4% to 35.0% during the first nine months of 2010 from 34.6% during the first nine months of 2009.  The increase in labor costs as a percentage of restaurant sales was primarily the result of reduced leverage of fixed labor costs and hourly labor expense resulting from lower average weekly sales.  In addition, federal and state minimum wage increases, implemented during the second half of 2009 and at the beginning of 2010, contributed to increased labor costs as a percentage of sales.

Occupancy.  Occupancy expense increased by $0.6 million, or 13.1% to $5.3 million during the first nine months of 2010 compared to $4.7 million during the prior year period.  Occupancy expenses as a percentage of restaurant sales increased 0.5% to 8.2% during the first nine months of 2010 from 7.7% during the first nine months of 2009.  The increase as a percentage of sales reflects decreased leverage of the fixed portion of these costs resulting from lower average weekly sales and increased common area maintenance expenses at many locations.

Restaurant Operating Expenses.  Restaurant operating expenses increased by $0.9 million, or 9.3% to $10.5 million during the first nine months of 2010 compared to $9.6 million during the prior year period.  Restaurant operating expenses as a percentage of restaurant sales increased 0.3% to 16.0% during the first nine months of 2010 from 15.7% during the prior year period.   During the first nine months of 2010, higher marketing, training and relocation costs and personal property taxes combined with reduced leverage of fixed operating costs resulting from lower average weekly sales contributed to the increase in restaurant operating expenses as a percentage of sales.

General and Administrative.  General and administrative expenses decreased $0.7 million, or 11.1% to $5.4 million during the first nine months of 2010 compared to $6.1 million during the first nine months of 2009.  The decrease in general and administrative expenses during the first nine months of 2010 is primarily attributable to a reduction in severance and other unusual charges.  During the first nine months of 2010, we incurred $0.5 million for legal and professional fees associated with the contested proxy solicitation and ongoing derivative suit compared to the first nine months of 2009 when we recorded approximately $1.1 million in unusual charges.  These charges included $0.4 million in severance and related benefits for the resignation of our former CEO, $0.5 million in legal and professional fees associated with stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase our company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore restaurant.  General and administrative expenses as a percentage of restaurant sales decreased 1.6% to 8.4% of restaurant sales during the first nine months of 2010 compared to 10.0% of restaurant sales during the prior year period.

Preopening Expense.  Preopening expense decreased $0.8 million to $0.5 million during the first nine months of 2010 compared to $1.3 million during the first nine months of 2009.  The decrease in preopening expense is attributable to three restaurant openings during the first nine months of 2009 as compared to the first nine months of 2010 when preopening expenses were incurred for our Baltimore, Maryland restaurant opened on October 5, 2010.

Depreciation and Amortization.  Depreciation and amortization expense decreased $1.2 million, or 22.2% to $4.2 million during the first nine months of 2010 from $5.4 million during the prior year period.  The decrease is primarily the result of a $1.8 million reduction in depreciation expense associated with the fourth quarter 2009 impairment of long-lived assets at six underperforming restaurants, partially offset by depreciation expense for three restaurants that opened since April 2009.  Depreciation and amortization expense as a percentage of restaurant sales decreased 2.4% to 6.4% during the first nine months of 2010 from 8.8% during the prior year period.

Interest Income and Other, Net. Interest income and other, net decreased during the first nine months of 2010 due to lower average investment balances as compared to the prior year period resulting from the sale of auction rate securities during the second quarter of 2010.

Interest Expense. Interest expense decreased during the first nine months of 2010 as compared to the first nine months of 2009 due to interest costs incurred in the prior year period for the $1.2 million bridge loan that was issued during March 2009 and subsequently repaid during June 2009.

Provision for Income Taxes.  During the first nine months of 2010, we recorded a $10,000 provision for income taxes compared to $65,000 during the prior year period.  The provision for the first nine months of 2010 reflects the benefit recorded by us for the anticipated refund of prior year taxes due to a change in tax legislation regarding net operating loss carrybacks, offset by taxes for certain states in which we operate that do not calculate tax based upon net income.

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

Liquidity and Capital Resources

Our primary capital requirements are for new restaurant development and remodeling of existing restaurants. Subject to availability of capital on terms acceptable to us, we will pursue additional leases based on significant economic opportunity.  Similar to many restaurant chains, we utilize operating lease arrangements for all of our restaurant locations.  We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.  We are typically required to expend cash to perform site-related work and to construct and equip each restaurant.  The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building.  We expect the cash investment cost of our typical restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million.  We expect these costs will vary from one market to another based on real estate values, zoning regulations, permitting requirements, labor markets and other variables.  Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances typically require a significantly higher cash investment.  We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30, 2010	December 31, 2009
Cash and short-term investments(1)	$2,185	$2,890
Net working capital (deficit)(2)	(5,037)	(5,054)

(1) At December 31, 2009, cash and short-term investments excluded $5.8 million in auction rate securities that were used as collateral for a line of credit. As of September 30, 2010, all auction rate securities were sold and the proceeds were used to pay off the outstanding balance on the line of credit.

(2) The working capital deficit at September 30, 2010 and December 31, 2009, is primarily attributable to accruals for payroll, legal, and professional fees.

	Nine Months Ended September 30,
	2010	2009
Cash provided by operating activities	$3,230	$4,273
Capital expenditures	3,478	10,994

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant.  Over the last several years, we funded development of new restaurants primarily from the proceeds of equity financing and cash flows from operations.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment.

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $2.2 million in addition to cash flow from operations is sufficient to fund development costs required for our Baltimore restaurant and planned renovation of existing restaurants.  Any reduction of our cash flow from operations may cause a delay or cancellation of planned restaurant development or renovation of existing restaurants.  As of September 30, 2010, we had a working capital deficit of $5.0 million.  We plan to reduce this deficit through cost containment efforts and cash flow from operations.  Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations.  Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Equipment Loans

As of September 30, 2010, we had four equipment term loans with a lender, each collateralized by restaurant equipment.  The outstanding principal balance under these loans was $789,000 at September 30, 2010.  The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $56,000.  The loans mature between May 2011 and June 2012.  The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2009.

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

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2010	2009
Net cash provided by (used in):
Operating activities	$3,230	$4,273
Investing activities	2,645	(10,309)
Financing activities	(6,268)	6,075
Net (decrease) increase in cash and cash equivalents	$(393)	$39

Operating Activities.  Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $3.2 million of net cash during the first nine months of 2010.  The net decrease in cash from operating activities for the first nine months of 2010 in comparison to the first nine months of 2009, is primarily the result of the timing of vendor payments and the collection of tenant improvement allowances from our landlords.

Investing Activities. We fund the development and construction of our new restaurants primarily with cash flows from operations and proceeds from equity transactions.  Our capital expenditures for the first nine months of 2010 were $3.5 million primarily attributable to the funding of construction for our Baltimore, Maryland restaurant which opened on October 5, 2010 and contractor payments for our Eden Prairie, Minnesota and Tampa, Florida restaurants that were opened during the second half of 2009.  Investing activities for the first nine months of 2010 also reflects the sale of $5.8 million in auction rate securities and $0.3 million in other investments.  Net cash used in investing activities was $10.3 million during the first nine months of 2009 reflecting $11.0 million to fund construction at our four restaurants opened during 2009.

Financing Activities.  Net cash used in financing activities was $6.3 million during the first nine months of 2010 reflecting the repayment of $5.8 million in borrowings under our line of credit with UBS and $0.5 million in principal payments on equipment loans.  Net cash provided by financing activities was $6.1 million during the nine months ended September 30, 2009 reflecting $3.3 million in net borrowings under our line of credit and $3.2 million in net proceeds from the subscription rights offering completed during June 2009, partially offset by $0.5 million in principal payments on equipment loans.

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

Primary Market Risk Exposures

Our primary market risk exposure is commodity costs.  Many of the food products purchased by us can be subject to volatility due to changes in weather, production, availability, seasonality, international demand, and other factors outside our control.  Substantially all of our food and supplies are available from several sources, which helps to diversify our overall commodity cost risk.  We also believe that we have the ability to increase certain menu prices in response to food commodity price increases.

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

Reference is made to the disclosure contained in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.  The litigation arises out of a stockholder derivative action in the Court of Chancery of the state of Delaware instituted during the first quarter of fiscal 2009 and a books and records demand on our company during February 2009 pursuant to Section 220 of the Delaware General Corporation Law.   During the quarter ended September 30, 2010, there were no material developments in the litigation disclosed except that during September 2010, we submitted additional requested documentation to the plaintiff.  Following plaintiff’s inspection of the documents, we anticipate that the plaintiff will amend the complaint following the review of submitted materials, at which time we will determine the proper response to such amended complaint.  We continue to believe the purported derivative action is without merit, and we intend to defend vigorously this lawsuit if the Court-ordered stay entered in the derivative action is lifted.  We also continue to believe that based on information produced in response to the books and records demands, the books and records action is moot and that the books and records action should be dismissed by the Court.

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

Kona Grill, Inc.

/s/ Marc A. Buehler
Marc A. Buehler
President and Chief Executive Officer

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)
Date: October 29, 2010