Form 10-K
period 2010-12-31
KONA GRILL INC
filed 2011-03-11
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 001-34082

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7150 East Camelback Road, Suite 220
Scottsdale, Arizona  85251
(480) 922-8100
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, par value $0.01 per share	Name of Each Exchange on Which Registered NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section15(d) of the Act.  Yes ☐  No ☒

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2010, was $22,207,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2011, there were 9,206,795 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2010

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

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates 25 upscale  casual restaurants in 16 states. Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American food, internationally influenced appetizers and entrees and an extensive selection of award-winning sushi. Our menu items are prepared from scratch and incorporate over 40 signature sauces and dressings, creating memorable flavor profiles that appeal to a diverse group of guests. Our menu offerings are complemented by a full service bar offering a broad assortment of wines, specialty drinks, and beers.  We believe that our innovative high-quality recipes, generous portions, and flexible price points provide guests exceptional value and allows us to attract a diverse customer base.

Our restaurants seat an average of 290 guests and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to attract new guests and encourage repeat visits from regular guests. We locate our restaurants in high-activity areas such as retail centers, shopping malls, urban entertainment districts, and lifestyle centers that are situated near commercial office space and residential housing to attract guests throughout the day.

We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States. Our primary growth objective is to gradually expand the Kona Grill concept in selected markets over the next several years. We intend to continue developing Kona Grill restaurants in high quality, densely populated areas in both new and existing markets. In 2010, we opened a new restaurant in Baltimore, Maryland and in 2009 we opened new restaurants in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida. While we do not plan to open any new restaurants in 2011, we expect to be well-positioned to resume growth in 2012. We believe our concept has the potential for over 100 restaurants nationwide.

Our executive offices are located at 7150 East Camelback Road, Suite 220, Scottsdale, Arizona 85251, and our telephone number is (480) 922-8100. Our website is located at www.konagrill.com. Through our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished to the Securities and Exchange Commission. These reports are available as soon as reasonably practicable after we electronically file these reports with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominating Committees; Code of Business Conduct and Ethics and Code of Ethics for the CEO and Senior Financial Officers; and any other corporate governance materials required by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our executive offices.

Our History

Our predecessor concept was a sushi restaurant that commenced operations during 1994. As our guests frequently requested additional selection and diversity in menu offerings, we developed a successor restaurant concept offering sushi plus innovative menu selections with mainstream appeal that became Kona Grill. We opened the first Kona Grill restaurant in Scottsdale, Arizona in 1998. We sold the predecessor restaurant in 2002 to focus on growing the Kona Grill concept.

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:

•
Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared, high quality food that includes a diverse selection of mainstream American selections, a variety of appetizers and entrees with an international influence, and award-winning sushi to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from scratch using original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 signature sauces and dressings create memorable flavor profiles and further differentiate our menu items. With an average check during 2010 of approximately $23 per guest, we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our guests.

•
Distinctive Upscale Casual Dining Experience. Our upscale casual dining concept captures some of the best elements of fine dining including a variety of exceptional food, attentive service, and an extensive wine and drink list, and combines them with more casual qualities, like a broad menu with attractive price points and a choice of environments to fit any dining occasion. Our creative menu, personalized service, and contemporary restaurant design blend together to create a great polished casual dining experience. We design our restaurants with a unique layout and utilize modern, eye-catching design elements such as our signature saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral. Our multiple dining areas provide guests with a number of distinct dining environments and atmospheres to suit a range of dining occasions. Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our unique upscale casual dining concept.

•
Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where guests can enjoy one of our many alcoholic beverage offerings, while providing a place to be seen and see others. Our patio is a popular place for younger clientele and industry professionals to enjoy our high-value happy hour and reverse happy hour offerings. Our patio, including our enclosed patio in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Sales during these non-peak periods accounted for 23% of our total sales during 2010, which we believe provides us with a competitive advantage.

•
Personalized Guest Service. Our commitment to provide prompt, friendly, and efficient service enhances our food, reinforces our upscale ambiance, and helps distinguish us from other traditional casual dining restaurants. We train our service personnel to be cordial, friendly, and knowledgeable about all aspects of the restaurant, especially the menu, which helps us provide personalized guest service that is designed to ensure an enjoyable dining experience and exceed our guests’ expectations. Our kitchen staff completes extensive training to ensure that menu items are precisely prepared to provide a consistent quality of taste.  We believe our focus on high service standards underscores our guest-centric philosophy.

•
Multiple Daypart Model. Our appetizers, flatbreads, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared allowing guests to dine with us during traditional lunch and dinner meal periods as well as in between customary dining periods such as in the late afternoon and late night. The lively ambiance of our patio and bar areas provides an energetic social forum that attracts a young professional clientele during non-peak periods, as well as provides a unique atmosphere for all of our guests to enjoy before or after they dine with us. Our sushi bar provides another dining venue for guests while offering a wide selection of creative and flavorful menu items for our health conscious guests. We believe that our ability to attract guests throughout the day distinguishes us from many other casual dining chains and helps us maximize sales and leverage our fixed operating costs.

•
Attractive Unit Economics. During 2010, the average unit volume of our comparable base restaurants was $3.8 million, or $535 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverage fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for our new restaurants to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expenses. Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

Growth Strategy

We believe that there are significant opportunities to grow our sales and increase our brand awareness throughout the United States. The following sets forth the key elements of our growth strategy.

Pursue Disciplined Restaurant Growth

We adhere to a disciplined site selection process. We review potential sites in both new and existing markets that meet our demographic, real estate, and investment criteria. We also utilize an empirical site selection model to ensure that potential sites meet our strict site selection criteria. We have no lease commitments signed for new restaurant development; however, we are in ongoing discussions with landlords regarding the availability of quality sites. Beyond 2011, we expect the rate of new unit expansion to moderately increase as the cost of capital becomes more affordable and quality new restaurant sites become available.

Our growth strategy also includes developing restaurants in new and existing markets that have the appropriate demographics to support multiple restaurants. Operating multiple restaurants in existing markets enables us to leverage our brand equity as well as gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we are well-known and we are able to utilize existing employees in new restaurants. Our expansion plans do not involve any franchised restaurant operations.

Grow Existing Restaurant Sales

Our goal for existing restaurants is to increase unit volumes through ongoing local and social marketing efforts and local market advertising designed to generate awareness and trial of our concept and increase the frequency of guest visits. During 2010, restaurant sales for our comparable base restaurants, which include those units open for more than 18 months, increased 0.9% compared to 2009 reflecting higher overall guest traffic, partially offset by a reduction in the average guest check as guests continue to manage their spending in this challenging macroeconomic environment. We expect same-store sales to continue to improve as the U.S. economy strengthens.

We continue to implement initiatives designed to increase sales at our restaurants. During 2010, we implemented phases I, II, and III of a four phase menu evolution process designed to introduce creative new items to our menu, improve the flavor profile of certain menu items, and bring back the “wow” factor to the presentation of our dishes. We also periodically introduce food and drink promotions to keep our menu fresh and exciting while also providing a vehicle to test the popularity of new menu items. During 2010, we introduced several marketing and branding initiatives, including our Konavore™ loyalty program, which has grown to over 130,000 guests in 12 months. We have also increased our presence in social marketing and interactive advertising. Furthermore, we utilize a guest satisfaction survey across the entire brand to provide valuable feedback that our management team can respond to immediately. We believe we can generate additional sales through these programs at a reasonable expense per restaurant.

Leverage Depth of Existing Corporate Infrastructure

We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the United States. During 2010, we made strategic investments in our corporate infrastructure including the hiring of senior personnel with significant restaurant experience. We continue to implement information systems and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our current growth strategy. We believe that we will be able to leverage our investments in corporate personnel and information systems and realize profits from the increasing sales volume that our company generates.

Unit Economics

We target a 35% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We target our restaurants to achieve average annual unit volume of $4.5 million following 24 months of operations.  During 2010, the average unit volume of our comparable base restaurants was $3.8 million, or $535 per square foot.  Recent trends are lower than our targeted volume due to the current economic environment. The cash-based performance target for our restaurant operations do not include field supervision, corporate support expenses or non-cash items such as depreciation and amortization; and do not represent a targeted return on investment in our common stock.

Our investment cost for new restaurants vary significantly depending upon the length and type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million.

Our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2010.

2010 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)
Lunch (Open to 3 p.m.)	$19,708	22%
Dinner (5 p.m. to 9 p.m.)	47,813	55%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	20,068	23%
Total All Day	$87,589	100%

Menu

Our menu offers guests a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including a broad selection of award-winning sushi. This broad menu is an important factor in differentiating ourselves from other upscale casual dining competitors. We are widely recognized for our selection of over 40 signature sauces and dressings. Our sauces and dressings distinguish and compliment our dishes, creating delicious flavor profiles and artistic presentations for guests. All of our menu items are prepared from scratch using fresh high quality ingredients and adhere to food standards that we believe are much closer to fine dining than typical casual dining.

Our menu features a selection of appetizers, salads, soups, pizzas, flatbreads, sandwiches, noodles, seafood, signature entrees, and desserts. We round out our menu with over 60 hand-made award-winning sushi choices. Our appetizers include socially interactive items that can be eaten individually or easily shared amongst guests such as our Ahi Wonton Crisps, Chicken Satay, and Sweet and Spicy Shrimp. Our signature entrees feature various sauces and offer guests generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with shoyu-cream sauce and accompanied by parmesan garlic mashed potatoes and haircots verts. Other favorites include Miso-Sake Marinated Sea Bass served with shrimp and pork fried rice and grilled broccolini and Pan-Seared Ahi Tuna served over steamed white rice with a sweet-chili sauce.

We are also known for our broad assortment of sushi that includes traditional favorites as well as distinct specialty items such as Tuna Carpaccio made with thinly sliced tuna sashimi topped with wasabi mayo and yuzu ponzu sauce and served with fresh arugula, or the Bama Roll made with crab mix, cream cheese and jalapeno in soy paper topped with tuna, avocado, fish roe and spicy mayo. Our menu, coupled with an expansive selection of sushi, offers ample choices for health conscious guests, which the National Restaurant Association expects will continue to be a point of focus for consumers in the future.

Each of our restaurants has a dedicated kitchen staff member, whom we refer to as our saucier, to oversee the preparation of more than 40 signature sauces and dressings that are made from scratch using only high-quality ingredients and fresh products. Each sauce is designed according to a proprietary recipe for specific menu items and includes unique flavors and combinations such as our honey cilantro, shoyu-cream, and spicy aioli dipping sauces, and our sesame-soy and honey dijon dressings. We believe that these distinctive sauces and dressings provide a unique flavor profile, which further distinguishes Kona Grill from its competitors. Our flavorful sauces and dressings also enhance guests’ overall dining experience by allowing them to not only experience new tastes but to also share their favorite sauces with others, helping to create customer loyalty and a socially interactive dining experience.

The versatility of our menu enables us to provide guests with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods as well as to serve guests’ requirements for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. We also offer group dining menus and sushi platters to provide additional opportunities to service our guests. In general our menu is consistent from location to location. We review our menu regularly and make enhancements to existing items or introduce new items based on guest feedback, which helps ensure that we are meeting the needs of our guests.

Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 25 selections of wines by the glass or bottle, and a broad selection of liquors and specialty cocktail drinks. During our weekday happy hour (3 p.m. to 7 p.m.) and  reverse happy hour (9 p.m. to 11 p.m.), we offer discounts on selected food and alcoholic beverage items. Happy hour times may vary by location due to local liquor laws. Alcoholic beverage sales represented approximately 31% of our total restaurant sales during 2010.

Decor and Atmosphere

We have created a consistent restaurant look and feel that is adaptable to varying real estate opportunities. The layout of our restaurants focuses on joined spaces that create multiple dining areas for our guests while also maintaining an open atmosphere that allows guests to have a panoramic view of the entire restaurant and kitchen without negatively impacting the specific ambiance or dining occasion they desire.

Our main dining room area offers a combination of booth seating and central tables of varying sizes. Our full service bar area and covered outdoor patio offer not only a high-energy, socially interactive area for guests to enjoy appetizers or sushi while they wait to dine with us, but also serves as a destination for many of our frequent guests who visit us during the late afternoon and late night periods. Our dining room is strategically placed to ensure that families and other groups that may prefer a quieter, more intimate dining experience are not disturbed. Our sushi bar provides yet another dining alternative for singles, couples, and parties with more sophisticated, health conscious, or adventuresome tastes.

We showcase our signature saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral in each of our restaurants. Our bar surfaces are made of granite and compliment our mahogany finishes to enhance our contemporary design. We use a variety of directional lighting to deliver a warm glow throughout our restaurants and we adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the choice of television programming in our bar and patio areas. Our exhibition-style kitchens are brightly lit to display our kitchen staff at work. Our covered outdoor patio areas seat an average of 60 guests. We utilize heaters suspended from our roof structure to allow us to maximize the use of our patios throughout most of the year while avoiding obtrusive heating mechanisms that could detract from our upscale ambiance. We have enclosed the patio areas in certain of our colder climate locations allowing guests to utilize the patio area throughout the year.

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

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect food products throughout the preparation process. We provide detailed specifications to suppliers for food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel. Our restaurant general managers and executive chefs generally receive nine weeks of training while our other restaurant managers and sous chef receive seven weeks of training. We have an annual recertification training for all employees and each employee receives an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants.

We are committed to purchasing high-quality ingredients for our restaurants while managing costs. We use only the freshest ingredients and, as a result, we maintain only modest inventories. We have arrangements with local produce distributors and specialty food suppliers who provide high-quality ingredients and perishable food products.  We believe that competitively priced alternative distribution sources are available should those channels be necessary. We source all of our products and supplies with reputable and high-quality providers that are capable of providing consistent, reliable distribution to all of our restaurants.

Our goal is to maximize purchasing efficiencies and obtain the lowest possible prices for ingredients, products, and supplies, while maintaining the highest quality. Our Scottsdale Support Center coordinates national supply contracts, negotiates prices for food supply throughout all of our restaurants, monitors quality control and consistency of the food supplied to restaurants, and oversees delivery of food on a nationwide basis. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, we utilize an automated food cost and inventory system to assist each restaurant’s kitchen manager in determining daily order requirements for food ingredients, products, and supplies. The kitchen manager orders accordingly from approved suppliers and all deliveries are inspected to assure that the items received meet our quality specifications and negotiated prices.

Expansion Strategy and Site Selection

We believe the location of our restaurants is critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Our site selection criteria for new restaurants include locating our restaurants near high traffic areas such as upscale retail centers and shopping malls and lifestyle and entertainment centers. In addition, we focus on areas that have significant commercial and residential populations, have high customer traffic throughout the day from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers. Our restaurant expansion strategy focuses primarily on penetrating markets where demographic information supports the building of additional restaurants in major metropolitan areas throughout the United States. In general, we prefer to open restaurants in high-profile sites within specific trade areas with the following considerations:

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

These sites generally include high-volume retail centers, shopping malls, and lifestyle and entertainment centers.

We thoroughly analyze each prospective site before presenting the site to our Real Estate Committee, comprised of members of the Board of Directors, for review. Prior to committing to a restaurant site and signing a lease, at least three members of our senior management team and a member of the Real Estate Committee visit the prospective site and evaluate the proposed economics of the restaurant based on scores from our site model, demographic data and other relevant criteria to assure that the site will meet our return on investment criteria. We completed a comprehensive custom study of guest profiles and existing restaurant results in December 2009 and used this data to create an empirical site model program to ensure even greater scrutiny when selecting new locations.

We lease all of our restaurant sites under lease terms that vary by restaurant; however, we generally lease space (freestanding or in-line) for 10 to 20 years and negotiate at least two five-year renewal options. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent rent based on restaurant sales. We are also generally responsible for a proportionate share of common area maintenance, property tax, insurance, and other occupancy-related expenses.

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

Restaurant Operations

Executive and Restaurant Management

Our executive management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities. Restaurant management and our Scottsdale Support Center institute procedures to enhance efficiency, reduce costs and provide centralized and individual restaurant support systems. Our senior vice president of operations, senior director of training, and district managers have primary responsibility for oversight of our restaurants and participate in analyzing restaurant-level performance and strategic planning. We employ four district managers who report directly to our senior vice president of operations and who are each responsible for overseeing the restaurants in a specific region. The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and systems to enhance the efficiency of operations. As we expand our operations, we expect to hire additional district managers who will each oversee six to eight restaurants. In addition, our support center team includes a senior director of culinary and purchasing, an executive chef and an executive sushi chef who educate, coach, and develop kitchen personnel, implement systems to improve the efficiency of kitchen operations, and develop new menu offerings.

Our typical restaurant management team consists of a general manager, assistant general manager, two front-of-the-house managers, executive chef, sous chef, and head sushi chef. Our restaurants employ on average approximately 75 non-management employees, many of whom work part-time. The general manager is responsible for the day-to-day operations of the restaurant, including the hiring, training, personnel development, execution of local marketing programs, and operating results. The chefs are responsible for overseeing the preparation of menu and sushi items, maintaining product quality, and closely monitoring food costs and department labor costs. We also employ a kitchen staff member who is dedicated to the preparation of our signature sauces and dressings.

Training

In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and ongoing training programs under the direction of our senior director of training. Each restaurant general manager, assistant general manager, front-of-the-house manager, and kitchen and sushi chef completes a formal training program that is comprised of a mix of classroom and on-the-job instruction. Typical programs for general managers and executive chefs provide nine weeks of training that may include a rotation to different restaurants throughout the country. Typical programs for other managers provide seven weeks of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, the ingredients of various menu items, and other key service protocols. In addition, our hourly staff go through a series of in-depth interactive training for their positions.

We implement these programs by hiring dedicated corporate personnel as well as designating high-performing existing restaurant personnel to assist in training. Our training personnel are involved in training for both new employees hired in anticipation of new restaurant openings as well as for ongoing training in existing restaurants.  When we open a new restaurant, we provide training to restaurant personnel in every position for several weeks prior to opening to assure the smooth and efficient operation of the restaurant from the first day it opens to the public.

Recruitment and Retention

Our future growth and success is highly dependent upon our ability to attract, develop, and retain qualified individuals who are capable of successfully managing our high-volume, upscale casual restaurants. We believe that our unit volume, the image and atmosphere of the Kona Grill concept, and career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We offer restaurant management personnel competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement. Furthermore, the management team of each restaurant share in a bonus tied to the sales and overall profitability of their restaurant. We believe that our compensation package for managers and restaurant employees is comparable to those provided by other upscale casual restaurants. We believe our compensation policies help us attract quality personnel.

Information Systems

We believe that our management information systems enable us to increase the speed and accuracy of order-taking and pricing, efficiently schedule labor to better serve guests, monitor labor costs, assist in product purchasing and menu mix management, promptly access financial and operating data, and improve the accuracy and efficiency of restaurant-level information and reporting.

We utilize an integrated information system to manage the flow of information within each of our restaurants and between each restaurant and our support center. This system includes an Aloha point-of-sales (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, and produce a variety of management reports. Our point of sale system is integrated with food cost and labor scheduling software as well as our financial reporting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.

We transmit electronically to the support center on a daily basis select information that is captured from the POS system. This information flow enables senior management to monitor operating results with daily and weekly sales analysis, detailed labor and food cost information, and comparisons between actual and budgeted operating results. We anticipate continually updating both our restaurant information systems and support center information systems to enhance operations. We believe our information systems are secure and scalable as we continue to build our brand.

Advertising and Marketing

Our ongoing advertising and marketing strategy consists of loyalty programs, social marketing, interactive advertising, traditional outdoor and print advertising, various public relations activities, direct mail, and word-of-mouth recommendations. We believe that these mediums are a key component in driving guest trial and usage. In 2010, our marketing and advertising expenditures were $1.2 million, or 1.4% of restaurant sales. We expect to continue to invest in marketing, branding and advertising efforts, primarily to drive trial, increase comparable restaurant sales and build brand awareness.

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

Competition

The restaurant industry is highly competitive.  Key competitive factors in the industry include the taste, quality, and price of food products offered, quality and speed of guest service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience.

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

•
Our innovative menu with attractive price points, attentive service, and contemporary restaurant design with multiple environments blend together to create our polished casual dining experience and enables us to attract a broad guest demographic.

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

Trademarks

We have registered the service marks “Kona Grill” and “Konavore” with the United States Patent and Trademark Office. We believe that our trademarks and other proprietary rights, such as our unique menu offerings and signature sauce recipes, have significant value and are important to the marketing of our concept. We have in the past and expect to continue to protect vigorously our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly. In addition, other local restaurant companies with names similar to ours may try to prevent us from using our marks in those locales.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. Several states have set minimum wage requirements higher than the current federal level. A significant number of hourly personnel at our restaurants are paid at rates related to state and federal minimum wage laws and, accordingly, state minimum wage increases effective during 2010 and the federal minimum wage increase in July 2009 have increased our labor costs. Increases in the minimum wage rate or the cost of workers’ compensation insurance, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our operating results. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

Employees

As of February 7, 2011, we employed approximately 1,986 people of whom approximately 1,956 worked in our restaurants and 30 were corporate management and staff personnel. None of our employees are covered by a collective bargaining agreement. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.

Executive Officers

The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Marc A. Buehler	41	President, Chief Executive Officer and Director
Mark S. Robinow	54	Executive Vice President, Chief Financial Officer and Secretary
Larry J. Ryback	42	Senior Vice President of Operations

Marc A. Buehler has served as our Chief Executive Officer and President since November 2009 and is also a member of our Board of Directors. Prior to joining our company, Mr. Buehler was the Chief Executive Officer of LS Management, Inc., the owner and operator of the Lone Star Steakhouse & Saloon/Texas Land and Cattle Steak House restaurant concepts, as well as Lone Star Business solutions, where he served from July 2007 to May 2009. From July 2002 to July 2007, Mr. Buehler worked at Romacorp, Inc. which operates and franchises more than 200 Tony Roma’s casual dining locations, as the Vice President of Marketing and was promoted to Chief Executive Officer, President, and Director of Romacorp during July 2006. Prior to that, Mr. Buehler served as Vice President of Marketing at Eateries, Inc. from March 1999 to July 2002 and Marketing Manager at Applebee’s International, Inc. from February 1996 to March 1999. Mr. Buehler also serves as a Board Member of Share Our Strength and is a co-chairperson of the National Restaurant Association’s Marketing Executives Group. In addition he is a member of the Young Presidents’ Organization.

Mark S. Robinow has served as our Executive Vice President, Chief Financial Officer, and Secretary since October 2004. Prior to joining our company, Mr. Robinow served as the Chief Financial Officer of Integrated Decisions and Systems, Inc. (IDeaS) from July 2000 until October 2004. Mr. Robinow served as the Senior Vice President and Chief Financial Officer of Rainforest Cafe, Inc. from November 1995 until January 2000. Prior to that, Mr. Robinow served as the Chief Financial Officer of Edina Realty, Inc. from 1993 until 1995, and as Chief Financial Officer, Secretary, and Treasurer of Ringer Corporation from 1986 until 1993. Mr. Robinow also served as a senior auditor with Deloitte & Touche from 1980 until 1983. Mr. Robinow is a Certified Public Accountant (inactive license holder).

Larry J. Ryback has served as our Senior Vice President of Operations since February 2010. Mr. Ryback oversees the day-to-day restaurant operations for our brand, culinary operations, training and recruiting. Mr. Ryback brings more than 20 years of restaurant operations experience to our company. Prior to joining our company, Mr. Ryback served as the President and Chief Operating Officer of Redstone American Grill, Inc., a $35 million privately held company with five high-volume, upscale restaurants in four states. Before joining Redstone during 2005, Mr. Ryback spent 10 years with Champps Entertainment in various operations roles including three years as a Regional Vice President of Operations overseeing 26 restaurants that together generated over $130 million in revenue.

Item 1A.	Risk Factors

Risks Related to Our Business

We have a history of losses and we may never achieve profitability.

We incurred net losses during each of the last six years. We may find that efforts to achieve profitability are more difficult than we currently anticipate or that our remodel or expansion efforts do not result in proportionate increases in our sales, which would further increase our losses. We cannot predict whether we will be able to achieve profitability in the future.

Our sales and ability to achieve profitability could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales.

While future sales growth will depend substantially on opening new restaurants, changes in comparable restaurant sales will also affect our sales growth and will continue to be a critical factor in achieving profitability. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the higher profit margins associated with comparable restaurant sales. Comparable restaurant sales increased 0.9% during 2010, but had declined 9.3% and 7.2% during 2009 and 2008, respectively. We expect comparable restaurant sales in 2011 to increase at a level greater than that achieved in 2010. However, the impact of ongoing weakness in consumer spending and other factors noted below, may lower our expectations for comparable restaurant sales.

Our ability to increase comparable restaurant sales depends on many factors, including the following:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in difficult economic times, such as those that persisted during 2010;

•	consumer understanding and acceptance of the Kona Grill experience;

•	our ability to increase menu prices without adversely impacting guest traffic to such a degree that the impact of the decrease in guests equals or exceeds the benefit of the menu price increase;

•	executing our strategies effectively, including our menu improvement initiatives and marketing and branding strategies, each of which may not drive an increase in guest traffic;

•	weather, road construction and other factors limiting access to our restaurants; and

•	changes in government regulation.

A number of these factors are beyond our control. As a result of these factors it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profitability would be adversely affected and our stock price would be likely to decline.

We may require additional capital in the future as a result of changes in our restaurant operations or growth plans, and our inability to raise such capital could harm our operations and restrict our growth.

Changes in our restaurant operations, lower than anticipated restaurant sales, increased food or labor costs, increased property expenses, or other events, including those described in this report, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available to us on acceptable terms, and our failure to raise capital when needed could negatively impact our restaurant growth plans as well as our financial condition and results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock. Debt financing may involve significant cash payment obligations, covenants, and financial ratios that may restrict our ability to operate and grow our business, and would cause us to incur additional interest expense and financing costs.

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

We depend upon high levels of consumer traffic at the sites where our restaurants are located and any adverse change in consumer activity could negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.

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

We currently operate 25 restaurants, more than half of which have operated for less than five years.  Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:

•      our ability to execute effectively our business strategy;

•      our ability to successfully select and secure sites for our concept;

•      the operating performance of new and existing restaurants;

•      competition in our markets;

•      consumer trends; and

•      changes in political or economic conditions.

Our average unit volume has declined in recent years. Average unit volumes for three of our restaurants opened within the last two years were significantly below the average unit volume of our comparable restaurant base. In addition, we closed a restaurant in Naples, Florida in September 2008 due to low sales volume. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.

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

Our future growth strategy includes opening new restaurants in our existing markets. We may be unable to attract enough guests to our new restaurants for them to operate profitably. In addition, guests to our new restaurants may be former guests of one of our existing restaurants in that market, which may reduce guest visits and sales at those existing restaurants, adversely affecting our results of operations.

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

We currently use a national food distribution service company and other regional distributors to provide food and beverage products to all of our restaurants. If our suppliers cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure an alternative supply source. In addition, any delay in replacing suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could adversely affect our business.

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

Risks Related to the Restaurant Industry

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as adverse weather conditions, demand,  food safety concerns, government regulations, product recalls and seasonality. We currently do not purchase seafood, poultry, beef, or produce pursuant to long-term contracts or use financial management strategies to reduce our exposure to price fluctuations. Approximately 30% of our sales are seafood and fish for which we are not able to contract for future supply or pricing. Changes in the price or availability of certain types of seafood, poultry, beef, grains, or produce could affect our ability to offer a broad menu and price offering to guests and could reduce our operating margins and adversely affect our results of operations. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our sales and results of operations.

Regulations affecting the operation of our restaurants could increase operating costs, restrict our growth, or require us to suspend operations.

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we  may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices.  Liquor, beer, and wine sales comprise a significant portion of our sales, representing 31% of our sales during 2010. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

Negative publicity surrounding our restaurants or the consumption of beef, seafood, poultry, or produce generally, or shifts in consumer tastes, could negatively impact the popularity of our restaurants, our sales, and our results of operations.

The popularity of our restaurants in general, and our menu offerings in particular, are key factors to the success of our operations. Negative publicity resulting from poor food quality, illness, injury, or other health concerns, whether related to one of our restaurants or to the beef, seafood, poultry, or produce industries in general (such as negative publicity concerning salmonella, e-coli, Hepatitis A, mercury poisoning and other food-borne illnesses), or operating problems related to one or more of our restaurants, could make our brand and menu offerings less appealing to consumers. In addition, other shifts in consumer preferences away from the kinds of food we offer, whether because of dietary or other health concerns or otherwise, would make our restaurants less appealing and adversely affect our sales and results of operations. If our restaurants are unable to compete successfully with other restaurants in new and existing markets, our results of operations will be harmed and we may not achieve profitability.

Litigation concerning our food quality, employment practices, liquor liability, and other issues could result in significant expenses to us and could divert resources from our operations.

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

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including restaurant general managers and kitchen managers, necessary to continue our operations. This ability is especially critical to our company because of our relatively small number of existing restaurants. If we are unable to recruit and retain a sufficient number of qualified employees, our business and growth strategy could be adversely affected.

Competition for qualified restaurant employees in current or prospective markets could require us to pay higher wages and benefits, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid rates based upon the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs.  We may be unable to increase our prices proportionately in order to pass these increased costs on to our guests, in which case our operating margins would be adversely affected.

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall, including the following:

•	actual or anticipated variations in comparable restaurant sales or operating results; whether in our operations or those of our competitors;

•	changes in the consumer spending environment or general economic conditions;

•	changes in the market valuations of other companies in the restaurant industry;

•	recruitment or departure of key restaurant operations or management personnel;

•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock; and

•	announcements of investigations or regulatory scrutiny of restaurant operations or lawsuits filed against us.

We are a party to a securities complaint alleging breach of fiduciary duty by our board of directors. We also may become the target of additional securities litigation. Securities litigation could result in substantial costs and divert our attention and resources from the business as well as depress the price of our common stock.

Our current principal stockholders own a large percentage of our voting stock, which allows them to control substantially all matters requiring stockholder approval.

Five entities or persons together own approximately 52% of our outstanding common stock, including three of our directors. As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The large number of shares eligible for public sale and registered for resale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2010, we had outstanding 9,186,795 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have approximately 1,540,000 shares available for issuance under our stock award and employee stock purchase plans. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

We currently operate 25 restaurants in 16 states. Each of our restaurants and our support center are located in a leased facility. As of December 31, 2010, our restaurant leases had expiration dates ranging from 2013 to 2029, typically with options to renew for at least a five-year period. We do not anticipate any difficulties renewing existing leases as they expire. The following table sets forth our current restaurant locations.

State	City	Location	Year Opened	Square Footage	Number of Seats (1)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	326
Missouri	Kansas City	Country Club Plaza	2002	7,455	248
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,380	295
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,415	304
Indiana	Carmel	Clay Terrace	2004	7,433	295
Texas	Sugar Land	First Colony Mall	2005	7,127	285
Texas	San Antonio	The Shops at La Cantera	2005	7,200	256
Texas	Dallas	North Park Mall	2006	6,872	299
Illinois	Lincolnshire	Lincolnshire Commons	2006	7,020	305
Texas	Houston	Houston Galleria	2006	7,459	315
Illinois	Oak Brook	Oak Brook Promenade	2006	6,999	298
Texas	Austin	The Domain	2007	6,890	298
Michigan	Troy	Big Beaver Road	2007	7,000	280
Connecticut	Stamford	Stamford Town Center	2007	7,654	305
Louisiana	Baton Rouge	Perkins Rowe	2007	6,900	260
Arizona	Gilbert	San Tan Village	2008	6,770	259
Florida	West Palm Beach	CityPlace	2008	6,750	243
Arizona	Phoenix	CityNorth	2008	7,510	368
Virginia	Richmond	West Broad Village	2009	7,000	282
New Jersey	Woodbridge	Woodbridge Conference Center	2009	7,000	280
Minnesota	Eden Prairie	Windsor Plaza	2009	7,000	310
Florida	Tampa	MetWest International	2009	7,500	338
Maryland	Baltimore	Downtown Baltimore	2010	6,972	280
____________________

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

Item 3.	Legal Proceedings

We are involved in various legal proceedings arising out of our operations in the ordinary course of business.   We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

Stockholder Derivative Action

On February 6, 2009, Samuel Beren (“Beren” or “plaintiff”), as trustee for the Samuel Beren Trust, served a demand on us pursuant to Section 220 of Delaware’s General Corporation Law (the “DGCL”), which requested that we make available for inspection certain books and records. During April 2009, Beren, as trustee for the Samuel Beren Trust, commenced a purported stockholder derivative action in the Court of Chancery of the State of Delaware. The derivative action purportedly was brought on behalf of us against our directors and the purchasers of our promissory notes issued during March 2009, for alleged breaches of fiduciary duties by our directors, and for aiding and abetting such breaches by the purchasers of our promissory notes. We also were named as a nominal defendant in the derivative action. The derivative action seeks unspecified damages, interest, reasonable attorneys’ fees, expert witness fees, and other costs.

During June 2009, the director defendants filed a motion to dismiss the derivative action. Separately, during October 2009, plaintiff served a demand on us pursuant to Section 220 of the DGCL, which requested that we make available for inspection certain books and records. During January 2010, we produced books and records in response to the October 26, 2009 demand. Two days later, plaintiff commenced a separate action against us, which sought the production of the books and records requested in plaintiff’s February 6, 2009 and October 26, 2009 demand letters. During March 2010, the court granted a stay in the derivative action until the books and records action was resolved.  During July 2010, we produced books and records in response to the February 6, 2009 demand, which production was covered by a confidentiality agreement executed between us and Beren. On February 18, 2011, the court dismissed the books and records action with prejudice.

During February 2011, the plaintiff filed an amended complaint including a claim for corporate waste. We are evaluating the amended complaint and will determine the proper response to such amended complaint. We continue to believe that the purported derivative action, as amended, is without merit, and we intend to defend vigorously this lawsuit.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005. The following table sets forth high and low sale prices of our common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2010
First quarter	$3.88	$2.85
Second quarter	$5.62	$3.41
Third quarter	$4.16	$3.00
Fourth quarter	$4.80	$3.25
2009
First quarter	$3.25	$1.42
Second quarter	$4.34	$1.17
Third quarter	$4.15	$3.16
Fourth quarter	$3.59	$2.32

On February 28, 2011, the closing sale price of our common stock was $5.23 per share. On February 28, 2011, there were 26 holders of record of our common stock.

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

PERFORMANCE GRAPH

In 2010, we changed our peer group to include the following companies:  McCormick & Schmick's Seafood Restaurants, Inc.; Benihana, Inc.; Granite City Food & Brewery Ltd.; and J. Alexander's Corporation. We believe that the companies included in the New Peer Group are more reflective of similar sized companies in terms of market capitalization and sales and therefore will provide a more meaningful comparison of stock performance.  Previously our  peer group consisted of the following companies: P.F. Chang's China Bistro, Inc.; The Cheesecake Factory Incorporated; McCormick & Schmick's Seafood Restaurants, Inc.; Benihana, Inc.; BJ's Restaurants, Inc.; Granite City Food & Brewery Ltd.; and J. Alexander's Corporation (Old Peer Group).

The graph assumes an investment of $100 on December 31, 2005. The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index, the New Peer Group and the Old Peer Group include reinvestment of dividends, if any, is assumed. The performance shown is not necessarily indicative of future performance. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing. The following line graph compares cumulative total stockholder returns for the period from December 31, 2005 through December 31, 2010 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; (3) the New Peer Group; and (4) the Old Peer Group.

Item 6.	Selected Financial Data

The following selected consolidated financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$87,589	$81,095	$75,815	$69,521	$50,322
Costs and expenses:
Cost of sales	23,850	21,058	20,730	19,600	14,320
Labor	30,652	28,517	25,396	21,554	15,555
Occupancy	7,099	6,457	5,157	4,465	3,363
Restaurant operating expenses	14,179	13,156	11,314	9,479	6,875
General and administrative	7,072	8,200	8,416	7,294	7,155
Preopening expense	567	1,685	2,073	1,962	1,971
Depreciation and amortization	5,666	7,314	6,547	5,428	3,906
Asset impairment charge	—	16,915	3,219	—	—
Total costs and expenses	89,085	103,302	82,852	69,782	53,145
Loss from operations	(1,496)	(22,207)	(7,037)	(261)	(2,823)
Nonoperating expenses:
Interest income and other, net	52	204	296	617	936
Interest expense	(123)	(174)	(51)	(85)	(294)
(Loss) income from continuing operations before provision for income taxes	(1,567)	(22,177)	(6,792)	271	(2,181)
Provision for income taxes	10	65	205	406	60
Loss from continuing operations	(1,577)	(22,242)	(6,997)	(135)	(2,241)
Gain (loss) from discontinued operations (1)	—	690	(3,504)	(534)	(503)
Net loss	$(1,577)	$(21,552)	$(10,501)	$(669)	$(2,744)
Net (loss) income per share — Basic and Diluted:
Continuing operations	$(0.17)	$(2.57)	$(0.87)	$(0.02)	$(0.31)
Discontinued operations	—	.08	(0.43)	(0.07)	(0.07)
Net loss	$(0.17)	$(2.49)	$(1.30)	$(0.09)	$(0.38)
Weighted average shares outstanding:
Basic	9,167	8,645	8,054	7,364	7,128
Diluted	9,167	8,645	8,054	7,364	7,128

Balance Sheet Data (end of period):
Cash and cash equivalents	$2,555	$2,404	$2,477	$4,991	$1,934
Investments	174	6,282	6,861	14,188	14,249
Working capital (deficit)	(4,878)	(5,054)	(7,653)	13,656	9,142
Total assets	42,060	49,963	65,554	69,474	58,796
Total debt	636	7,120	4,525	2,700	3,313
Total stockholders’ equity	16,989	17,983	35,598	46,431	35,822
_________________________

(1)
As a result of our decision to close our Naples, Florida restaurant during September 2008, the results of operations from this restaurant (including related asset impairment, lease obligation, and restaurant-level closing costs) are classified as discontinued operations for all periods presented as discussed further in Note 2 to our consolidated financial statements.

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

Overview

We currently own and operate 25 restaurants located in 16 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. We believe that our diverse menu and generous portions, combined with an average check of approximately $23 per guest, offers our guests an attractive price-value proposition.

Over the last five years, we have funded development of new restaurants primarily from the proceeds of our initial public offering, a private offering of common stock completed during November 2007, a rights offering completed during June 2009, and cash flows from operations. We opened our newest restaurant in Baltimore, Maryland on October 5, 2010 and opened four restaurants during 2009 in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida. We intend to pursue additional leases based on significant economic opportunity, subject to the availability of capital on terms acceptable to us.

Despite the continued weakness in the U.S. economy, we were able to achieve a modest increase in our comparable restaurant sales of 0.9% in 2010. We believe improvement in the job market, coupled with improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular. Customer traffic and sales patterns have shown improvement throughout 2010 as evidenced by the sequential improvement in comparable restaurant sales from (2.5)% during the first quarter of 2010 to (0.3)% during the second quarter of 2010 to flat for the third quarter of 2010 and up 6.4% during the fourth quarter of 2010.

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

During the fourth quarter of 2009, we recorded non-cash asset impairment charges of $16.9 million for six underperforming restaurants. The asset impairment charges resulted from an evaluation of the long-term prospects of each of these restaurants that have not been meeting sales, profitability, and cash flow targets.  We will continue to focus on each of these restaurants to determine whether operating performance can be improved.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2010, 2009, and 2008.

	Year Ended December 31,
	2010	2009	2008

Restaurant sales growth	8.0%	7.0%	9.1%
Same-store sales percentage change(1)	0.9%	(9.3)%	(7.2)%
Average unit volume (in thousands)(2)	$3,771	$3,815	$4,279
Sales per square foot (2)	$535	$541	$608
Restaurant operating profit (in thousands) (3)	$11,809	$11,907	$13,218
Restaurant operating profit as a percentage of sales (3)	13.5%	14.7%	17.4%

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

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Restaurant sales	$87,589	$81,095	$75,815
Costs and expenses:
Cost of sales	23,850	21,058	20,730
Labor	30,652	28,517	25,396
Occupancy	7,099	6,457	5,157
Restaurant operating expenses	14,179	13,156	11,314
Restaurant operating profit	11,809	11,907	13,218
Deduct – other costs and expenses
General and administrative	7,072	8,200	8,416
Preopening expense	567	1,685	2,073
Depreciation and amortization	5,666	7,314	6,547
Asset impairment charge	—	16,915	3,219
Loss from operations	$(1,496)	$(22,207)	$(7,037)

	Percent of Restaurant Sales
	Year Ended December 31,
	2010	2009	2008
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.2	26.0	27.3
Labor	35.0	35.2	33.5
Occupancy	8.1	8.0	6.8
Restaurant operating expenses	16.2	16.2	14.9
Restaurant operating profit	13.5	14.7	17.4
Deduct – other costs and expenses
General and administrative	8.1	10.1	11.1
Preopening expense	0.6	2.1	2.7
Depreciation and amortization	6.5	9.0	8.6
Asset impairment charge	—	20.9	4.2
Loss from operations	(1.7)%	(27.4)%	(9.3)%

Certain percentage amounts may not sum to total due to rounding.

	Year Ended December 31,
	2010	2009	2008
Store Growth Activity
Beginning Restaurants	24	20	18
Openings	1	4	3
Closings	—	—	(1)
Total	25	24	20

Results of Operations

The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2010	2009	2008
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.2	26.0	27.3
Labor	35.0	35.2	33.5
Occupancy	8.1	8.0	6.8
Restaurant operating expenses	16.2	16.2	14.9
General and administrative	8.1	10.1	11.1
Preopening expense	0.6	2.1	2.7
Depreciation and amortization	6.5	9.0	8.6
Asset impairment charge	-	20.9	4.2
Total costs and expenses	101.7	127.4	109.3
Loss from operations	(1.7)	(27.4)	(9.3)
Nonoperating expenses:
Interest income and other, net	0.1	0.3	0.4
Interest expense	(0.1)	(0.2)	(0.1)
Loss from continuing operations before provision for income taxes	(1.8)	(27.3)	(9.0)
Provision for income taxes	-	0.1	0.3
Loss from continuing operations	(1.8)	(27.4)	(9.3)
Gain (loss) from discontinued operations, net of tax	-	0.8	(4.6)
Net loss	(1.8)%	(26.6)%	(13.9)%

Certain percentage amounts may not sum to total due to rounding.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Restaurant Sales.  Restaurant sales increased by $6.5 million, or 8.0% to $87.6 million in 2010 from $81.1 million during the prior year, primarily attributable to restaurant sales from the opening of four new restaurants since April 2009 and a 0.9% increase in comparable restaurant sales. The increase in comparable restaurant sales is attributable to a 6% increase in guest traffic during 2010, partially offset by lower average guest check, which we believe was a result of the current macroeconomic environment and weak consumer confidence.

Cost of Sales.  Cost of sales increased $2.8 million, or 13.3% to $23.9 million during 2010 from $21.1 million during 2009. Cost of sales as a percentage of restaurant sales increased 1.2% to 27.2% during 2010 from 26.0% during the prior year period. The increase in cost of sales as a percentage of restaurant sales during 2010 reflects an increase in year-over-year costs for certain seafood, meat and produce items. The increase in cost of sales is also attributable to increased levels of food and beverage based marketing programs launched during 2010.

Labor.  Labor costs for our restaurants increased $2.1 million, or 7.5% to $30.6 million during 2010 from $28.5 million during the prior year period. The increase was primarily the result of the opening of four new restaurants since April 2009. As a percentage of restaurant sales, labor costs decreased 0.2% to 35.0% during 2010 from 35.2% during 2009. The slight decrease in labor costs as a percentage of restaurant sales was primarily the result of leverage of fixed management wages, hourly labor expense, and benefit costs resulting from the increase in comparable restaurant sales.

Occupancy.  Occupancy expense increased by $0.6 million, or 9.9% to $7.1 million in 2010 compared to $6.5 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.1% to 8.1% during 2010 from 8.0% during 2009.

Restaurant Operating Expenses.  Restaurant operating expenses increased by $1.0 million, or 7.8% to $14.2 million during 2010 compared to $13.2 million during the prior year period. Restaurant operating expenses as a percentage of restaurant sales were flat at 16.2% in both 2010 and 2009. During 2010, we incurred higher marketing, training and relocation costs and personal property taxes as a percentage of restaurant sales; however, these costs were offset by lower repair and maintenance and restaurant services fees as a percentage of sales.

General and Administrative.  General and administrative expenses decreased $1.1 million, or 13.8% to $7.1 million during 2010 compared to $8.2 million during 2009. The decrease in general and administrative expenses during 2010 is primarily attributable to a reduction in severance and other special charges. During 2010, we incurred $0.5 million for legal and professional fees associated with the contested proxy solicitation and ongoing derivative suit compared to 2009 when we recorded approximately $1.6 million in special charges. These charges included $0.8 million in severance and related benefits for two executive officers, $0.6 million in legal and professional fees associated with stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase our company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore restaurant. General and administrative expenses as a percentage of restaurant sales decreased 2.0% to 8.1% of restaurant sales during 2010 compared to 10.1% of restaurant sales during the prior year period.

Preopening Expense.  Preopening expense decreased $1.1 million to $0.6 million during 2010 compared to $1.7 million during 2009. The decrease in preopening expense is attributable to four restaurant openings during 2009 compared to 2010 when preopening expenses were incurred for one restaurant opened in Baltimore, Maryland.

Depreciation and Amortization.  Depreciation and amortization expense decreased $1.6 million, or 22.5% to $5.7 million during 2010 from $7.3 million during the prior year period. The decrease is primarily the result of a $2.3 million reduction in depreciation expense associated with the fourth quarter 2009 impairment of long-lived assets at six underperforming restaurants, partially offset by depreciation expense for four restaurants that opened since April 2009. Depreciation and amortization expense as a percentage of restaurant sales decreased 2.5% to 6.5% during 2010 from 9.0% during the prior year period.

Interest Income and Other, Net. Interest income and other, net decreased during 2010 due to lower average investment balances as compared to the prior year period resulting from the sale of auction rate securities during the second quarter of 2010.

Interest Expense. Interest expense decreased during 2010 as compared to 2009 due to interest costs incurred in the prior year period for the $1.2 million bridge loan that was issued during March 2009 and subsequently repaid during June 2009.

Provision for Income Taxes.  During 2010, we recorded a $10,000 provision for income taxes compared to $65,000 during the prior year period. The provision for 2010 reflects the benefit recorded by us for the anticipated refund of prior year taxes due to a change in tax legislation regarding net operating loss carrybacks, offset by taxes for certain states in which we operate that do not calculate tax based upon net income.

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

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

•	timing of new restaurant openings and related expenses;
•	fluctuations in commodity and food protein prices;
•	restaurant operating costs and preopening costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
•	labor availability and costs for hourly and management personnel;
•	profitability of our restaurants, especially in new markets;
•	increases and decreases in comparable restaurant sales;
•	impairment of long-lived assets and any loss on restaurant closures;
•	changes in borrowings and interest rates;
•	general economic conditions;
•	weather conditions or natural disasters;
•	timing of certain holidays;
•	changes in government regulations;
•	outside shareholder activities;
•	settlements, damages and legal costs associated with litigation;
•	new or revised regulatory requirements and accounting pronouncements; and
•	changes in consumer preferences and competitive conditions.

Quarterly Results of Operations

The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2010. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2010				2009
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$21,052	$22,686	$21,605	$22,246	$19,455	$21,468	$20,173	$19,999
Costs and expenses:
Cost of sales	5,575	6,014	5,936	6,325	5,097	5,461	5,267	5,233
Labor	7,583	7,782	7,535	7,752	6,749	7,269	7,117	7,382
Occupancy	1,781	1,769	1,777	1,772	1,520	1,536	1,655	1,746
Restaurant operating expenses	3,456	3,418	3,582	3,723	3,030	3,242	3,296	3,588
General and administrative	2,137	1,873	1,446	1,616	1,887	2,661	1,590	2,062
Preopening expense	8	119	382	58	500	352	480	353
Depreciation and amortization	1,399	1,395	1,384	1,488	1,741	1,812	1,820	1,941
Asset impairment charge	—	—	—	—	—	—	—	16,915
Total costs and expenses	21,939	22,370	22,042	22,734	20,524	22,333	21,225	39,220
(Loss) income from operations	(887)	316	(437)	(488)	(1,069)	(865)	(1,052)	(19,221)
Nonoperating expenses:
Interest income and other, net	22	29	—	1	48	77	44	35
Interest expense	(42)	(73)	(4)	(4)	(32)	(99)	(22)	(21)
(Loss) income from continuing operations before provision for income taxes	(907)	272	(441)	(491)	(1,053)	(887)	(1,030)	(19,207)
Provision for income taxes	—	10	—	—	30	30	5	—
(Loss) income from continuing operations	(907)	262	(441)	(491)	(1,083)	(917)	(1,035)	(19,207)
(Loss) gain from discontinued operations	—	—	—	—	(13)	703	—	—
Net (loss) income	$(907)	$262	$(441)	$(491)	$(1,096)	$(214)	$(1,035)	$(19,207)
Net (loss) income per share – Basic and diluted:
Continuing operations	$(0.10)	$0.03	$(0.05)	$(0.05)	$(0.14)	$(0.11)	$(0.11)	$(2.10)
Discontinued operations	—	—	—	—	—	0.08	—	—
Net (loss) income	$(0.10)	$0.03	$(0.05)	$(0.05)	$(0.14)	$(0.03)	$(0.11)	$(2.10)

Weighted average shares outstanding:
Basic	9,155	9,165	9,168	9,180	8,016	8,278	9,141	9,144
Diluted	9,155	9,265	9,168	9,180	8,016	8,278	9,141	9,144

Liquidity and Capital Resources

Our primary capital requirements are for new restaurant development and remodeling of existing restaurants. Subject to availability of capital on terms acceptable to us, we will pursue additional restaurant leases based on significant economic opportunity. Similar to many restaurant chains, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip each restaurant. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our typical restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, permitting requirements, labor markets and other variables.  Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances typically require a significantly higher cash investment. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31, 2010	December 31, 2009
Cash and short-term investments(1)	$2,729	$2,890
Net working capital (deficit)(2)	(4,878)	(5,054)

(1)	At December 31, 2009, cash and short-term investments exclude $5.8 million in auction rate securities that were used as collateral for a line of credit. Proceeds from the sale of auction rate securities were used to reduce the outstanding balance on the line of credit. During 2010, the auction rate securities were sold at par value and the line of credit was repaid.

(2)	The working capital deficit at December 31, 2010 and 2009, is primarily attributable to accruals for payroll and professional fees.

	2010	2009
Cash provided by operating activities	$4,718	$5,341
Capital expenditures	4,318	12,021

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

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $2.7 million in addition to cash flow from operations is sufficient to fund planned remodels of existing restaurants. Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. As of December 31, 2010, we had a working capital deficit of $4.9 million. We plan to reduce this deficit through cost containment efforts and cash flow from operations. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

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

Rights Offering

As part of the Note and Warrant Purchase Agreement, we filed with the SEC a registration statement on Form S-3 to conduct a rights offering with targeted gross proceeds to us of $3,520,000 pursuant to which each of our stockholders received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009.  Each subscription right entitled the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the agreement provided that any shares of common stock that were not subscribed for in the rights offering by existing stockholders were offered to the holders of the notes on a pro rata basis based on the aggregate principal amount of notes outstanding and at the same subscription price as offered to the holders of subscription rights granted under the rights offering. We sold 2,608,045 shares of common stock pursuant to the rights offering and received net proceeds of $3,245,000 after deducting $275,000 in expenses. A portion of the net proceeds was used to repay amounts owed on the notes and the remaining proceeds were utilized to fund capital expenditure requirements.

Equipment Loans

As of December 31, 2010, we had four equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans was $636,000 at December 31, 2010. The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $56,000. The loans mature between May 2011 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year, and we were in compliance with all such financial covenants as of December 31, 2010.

Credit Facility

During October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that was secured by the auction rate security instruments held with UBS. On June 30, 2010, we exercised a put option with UBS on our auction rate security instruments and used the proceeds of $5.8 million from the sale of the auction rate securities to repay the outstanding balance under the line of credit of $5.8 million, which was then cancelled by UBS.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented.

	Year Ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by (used in):
Operating activities	$4,718	$5,341	$6,693
Investing activities	1,808	(11,316)	(10,118)
Financing activities	(6,375)	5,902	911
Net increase (decrease) in cash and cash equivalents	$151	$(73)	$(2,514)

Operating Activities.  Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $4.7 million of net cash in 2010. The net decrease in cash from operating activities for 2010 in comparison to 2009, is primarily the result of the timing of vendor payments and the collection of tenant improvement allowances from our landlords. The net decrease in cash from operating activities for 2009 as compared to 2008 is attributable to the timing of deferred rent and vendor payments.

Investing activities. We fund the development and construction of new restaurants and remodels primarily with cash and investments. Our capital expenditures for 2010 were $4.3 million primarily attributable to the funding of construction for our Baltimore, Maryland restaurant which opened on October 5, 2010 and contractor payments for two restaurants that were opened during the second half of 2009. Investing activities for 2010 also reflects the sale of $5.8 million in auction rate securities and $0.3 million in other investments. Net cash used in investing activities during 2009 was $11.3 million primarily reflecting $12.0 million to fund construction of four restaurants opened during 2009. Net cash used in investing activities was $10.1 million during 2008 reflecting $17.1 million to fund construction at three restaurants opened during 2008 and one restaurant opened during January 2009, as well as capital expenditures for existing restaurants and other restaurants opened during 2009. This increase was partially offset by $7.3 million in proceeds from the sale of investments to fund this construction.

Financing Activities.  Net cash used in financing activities was $6.4 million during 2010 reflecting the repayment of $5.8 million in borrowings under a line of credit with UBS and $0.7 million in principal payments on equipment loans. Net cash provided by financing activities was $5.9 million during 2009 reflecting $3.3 million in net borrowings under a line of credit and $3.2 million in net proceeds from the subscription rights offering completed during June 2009, partially offset by $0.7 million in principal payments on equipment loans. Net cash provided by financing activities was $0.9 million during 2008 principally consisting of $2.5 million in net borrowings under a line of credit offset by the purchase of 116,200 shares of common stock under our stock repurchase program at a total cost of $1.0 million, and $0.7 million in principal payments on equipment notes.

Aggregate Contractual Obligations

The following table sets forth our contractual commitments as of December 31, 2010 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term notes payable, including current portion	$636	$504	$132	$—	$—
Interest on notes payable	34	31	3	—	—
Operating leases	55,722	6,777	14,331	12,361	22,253
Total	$56,392	$7,312	$14,466	$12,361	$22,253

The table above does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. In addition, the table above does not reflect unrecognized tax benefits of $101,000, the timing of which is uncertain. Refer to Note 9 of the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.  We have evaluated and determined that we do not have any purchase obligations as defined in the SEC Final Rule No. 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2010.

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

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option awards, which requires the use of a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We also estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statement of operations. We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have each concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Exchange Act within the time periods specified by the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

The information required by this Item relating to our directors is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.  The information required by this Item relating to our executive officers is included in Part I, Item 1 “Business – Executive Officers.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2011 Annual Meeting of Stockholders.

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

10.8(c)	Equipment Promissory Note, dated September 17, 2004, issued by Kona Grill Denver, Inc. in favor of GE Capital Franchise Finance Corporation (1)
10.10*	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11*	Kona Grill, Inc. 2005 Stock Award Plan (2)
10.12*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (4)
10.15*	Form of Stock Option Agreement (2005 Stock Award Plan) (5)
10.17	Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto (7)
10.21	Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (9)
10.24*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark S. Robinow (11)
10.26*	Employment Agreement, dated as of November 2, 2009, between the Company and Marc A. Buehler (12)

Exhibit Number	Exhibit

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
___________________

* Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2009.
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on November 3, 2009.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.

Date: March 11, 2011	/s/ Marc A. Buehler
Marc A. Buehler President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Signature	Capacity	Date

/s/ Marc A. Buehler	President, Chief Executive Officer and Director	March 11, 2011
Marc A. Buehler	(Principal Executive Officer)

/s/ Mark S. Robinow	Executive Vice President, ChiefFinancial Officer, and Secretary	March 11, 2011
Mark S. Robinow	(Principal Accounting and Financial Officer)

/s/ Berke Bakay	Director	March 11, 2011
Berke Bakay

/s/ Richard J. Hauser	Director	March 11, 2011
Richard J. Hauser

/s/ Douglas G. Hipskind	Director	March 11, 2011
Douglas G. Hipskind

/s/ James R. Jundt	Director	March 11, 2011
James R. Jundt

/s/ Michael Nahkunst	Director	March 11, 2011
Michael Nahkunst

/s/ Anthony L. Winczewski	Director	March 11, 2011
Anthony L. Winczewski

KONA GRILL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/   Ernst & Young LLP

Phoenix, Arizona
March 11, 2011

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,555	$2,404
Investments	174	6,282
Receivables	10	308
Other current assets	1,212	1,111
Total current assets	3,951	10,105
Other assets	650	668
Property and equipment, net	37,459	39,190
Total assets	$42,060	$49,963

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,279	$2,922
Accrued expenses	6,046	5,753
Current portion of notes payable	504	684
Line of credit	—	5,800
Total current liabilities	8,829	15,159
Notes payable	132	636
Deferred rent	16,110	16,185
Total liabilities	25,071	31,980
Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,302,995 shares issued and 9,186,795 shares outstanding at December 31, 2010 and 9,262,895 shares issued and 9,146,695 shares outstanding at December 31, 2009	93	93
Additional paid-in capital	58,232	57,649
Accumulated deficit	(40,336)	(38,759)
Treasury stock, at cost, 116,200 shares at December 31, 2010 and 2009	(1,000)	(1,000)
Total stockholders’ equity	16,989	17,983
Total liabilities and stockholders’ equity	$42,060	$49,963

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Restaurant sales	$87,589	$81,095	$75,815
Costs and expenses:
Cost of sales	23,850	21,058	20,730
Labor	30,652	28,517	25,396
Occupancy	7,099	6,457	5,157
Restaurant operating expenses	14,179	13,156	11,314
General and administrative	7,072	8,200	8,416
Preopening expense	567	1,685	2,073
Depreciation and amortization	5,666	7,314	6,547
Asset impairment charge	—	16,915	3,219
Total costs and expenses	89,085	103,302	82,852
Loss from operations	(1,496)	(22,207)	(7,037)
Nonoperating expenses:
Interest income and other, net	52	204	296
Interest expense	(123)	(174)	(51)
Loss from continuing operations before provision for income taxes	(1,567)	(22,177)	(6,792)
Provision for income taxes	10	65	205
Loss from continuing operations	(1,577)	(22,242)	(6,997)
Gain (loss) from discontinued operations, net of tax	—	690	(3,504)
Net loss	$(1,577)	$(21,552)	$(10,501)

Net income (loss) per share – Basic and Diluted (Note 1):
Continuing operations	$(0.17)	$(2.57)	$(0.87)
Discontinued operations	—	0.08	(0.43)
Net loss	$(0.17)	$(2.49)	$(1.30)

Weighted average shares outstanding (Note 1):
Basic	9,167	8,645	8,054
Diluted	9,167	8,645	8,054

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balances at December 31, 2007	6,608	$66	$53,071	$(6,706)	$—	$46,431
Stock-based compensation	—	—	582	—	—	582
Purchase of treasury stock	(116)	—	—	—	(1,000)	(1,000)
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	20	—	86	—	—	86
Net loss	—	—	—	(10,501)	—	(10,501)
Unrealized holding gain (loss), net	—	—	—	—	—	—
Comprehensive loss						(10,501)
Balances at December 31, 2008	6,512	66	53,739	(17,207)	(1,000)	35,598
Stock-based compensation	—	—	560	—	—	560
Issuance of common stock, net of $275 of offering expenses	2,608	26	3,219	—	—	3,245
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	27	1	61	—	—	62
Warrants issued with bridge loan	—	—	70	—	—	70
Net loss	—	—	—	(21,552)	—	(21,552)
Unrealized holding gain (loss), net	—	—	—	—	—	—
Comprehensive loss						(21,552)
Balances at December 31, 2009	9,147	93	57,649	(38,759)	(1,000)	17,983
Stock-based compensation	—	—	474	—	—	474
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	40	—	109	—	—	109
Net loss	—	—	—	(1,577)	—	(1,577)
Unrealized holding gain (loss), net	—	—	—	—	—	—
Comprehensive loss						(1,577)
Balances at December 31, 2010	9,187	$93	$58,232	$(40,336)	$(1,000)	$16,989

 See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(1,577)	$(21,552)	$(10,501)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,666	7,314	6,805
Stock-based compensation	474	560	582
Loss on disposal of assets	36	—	—
Asset impairment	—	16,915	5,377
Amortization of debt discount	—	70	—
Change in operating assets and liabilities:
Receivables	298	672	116
Other current assets	(101)	(173)	455
Accounts payable	(296)	693	(218)
Accrued expenses	293	875	853
Deferred rent	(75)	(33)	3,224
Net cash provided by operating activities	4,718	5,341	6,693

Investing activities
Purchase of property and equipment	(4,318)	(12,021)	(17,146)
Decrease (increase) in other assets	18	126	(299)
Net sales of investments	6,108	579	7,327
Net cash provided by (used in) investing activities	1,808	(11,316)	(10,118)

Financing activities
Net (repayment) borrowings on line of credit	(5,800)	3,312	2,488
Repayments of notes payable	(684)	(717)	(663)
Proceeds from bridge loan	—	1,200	—
Repayment of bridge loan	—	(1,200)	—
Proceeds from issuance of common stock, net of issuance costs	—	3,245	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	109	62	86
Purchase of treasury stock	—	—	(1,000)
Net cash (used in) provided by financing activities	(6,375)	5,902	911

Net increase (decrease) in cash and cash equivalents	151	(73)	(2,514)
Cash and cash equivalents at the beginning of the year	2,404	2,477	4,991
Cash and cash equivalents at the end of the year	$2,555	$2,404	$2,477

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$83	$104	$51
Cash paid for income taxes, net of refunds	$87	$74	$110
Noncash investing activities
(Decrease) increase in accounts payable related to property and equipment purchases	$(347)	$(2,106)	$1,229

 See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	The Company and Summary of Significant Accounting Policies

Description of Business

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. We currently own and operate 25 restaurants in 16 states across the United States.

Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within one business day of the sales transaction.

Investments

Investments consist primarily of certificates of deposit and money market securities that are generally highly liquid in nature. We classify our investments based on the intended holding period. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity. Trading securities are carried at fair value with gains and losses reported in the consolidated statements of operations.

Inventory

Inventory consists of food and beverage products that are valued at the lower of cost or market using the first-in, first-out method.  Inventory is included in other current assets in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value because of their short-term nature. The fair value of long-term debt is determined using current applicable rates for similar instruments and approximates the carrying value of such obligations.

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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable. Concentration of credit risk is limited by diversifying cash deposits among a variety of high credit-quality issuers. At times, cash and cash equivalent balances may be in excess of the FDIC insurance limit. Concentration of credit risk for our investments is limited by diversifying investments among a variety of high credit-quality issuers. We consider our concentration of credit risk with respect to receivables to be limited as the balance is primarily with landlords for the reimbursement of tenant improvements.

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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for 2010, 2009, and 2008 was $1,246,000, $1,063,000, and $934,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of operations. Costs associated with the redemption of a promotion in the form of a coupon for a free or discounted product are recorded in cost of sales as the intent of the coupon is to generate additional restaurant sales through driving guest traffic. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses in the accompanying consolidated statements of operations.

Preopening Expense

Costs directly related to the opening of new restaurants, including employee relocation, travel, employee payroll and related training costs, and rent expense subsequent to the date we take possession of the property through the restaurant opening, are expensed as incurred.

Stock-Based Compensation

We maintain stock award plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and expire five years from the date of grant.  Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each quarter over a one-year period.  Certain stock option awards for executive officers may vest earlier in the event of a change of control or termination, as defined in the executive officer’s employment agreement. We apply the Black-Scholes valuation model in determining the fair value of stock option grants. We recognize compensation cost for our stock awards using a graded vesting schedule on a straight line basis over the requisite service period.

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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We recognize the impact of a tax position in our financial statements if that position more likely than not will be sustained upon examination by a tax authority. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method, as these shares are anti-dilutive. For 2010, 2009, and 2008, there were 1,102,000, 965,000, and 1,033,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)
Numerator:
Loss from continuing operations	$(1,577)	$(22,242)	$(6,997)
Gain (loss) from discontinued operations	—	690	(3,504)
Net loss	$(1,577)	$(21,552)	$(10,501)
Denominator:
Weighted average shares — basic	9,167	8,645	8,054
Effect of dilutive stock options and warrants	—	—	—
Weighted average shares — diluted	9,167	8,645	8,054

Net loss per share – Basic and Diluted:
Continuing operations	$(0.17)	$(2.57)	$(0.87)
Discontinued operations	—	0.08	(0.43)
Net loss	$(0.17)	$(2.49)	$(1.30)

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide Level 3 activity on a gross basis, which is effective for fiscal years beginning after December 15, 2010 and interim periods within those years.  The adoption did not have a material effect on our financial condition or results of operations.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

We continue to evaluate the future prospects for each of these restaurants on a case-by-case basis to determine the return on investment of continued operations.

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

	Year Ended December 31,
	2010	2009	2008
Restaurant sales	$—	$—	$1,531

Gain (loss) from discontinued operations before income tax benefit	$—	$690	$(3,579)
Income tax benefit	—	—	75
Gain (loss) from discontinued operations, net of tax	$—	$690	$(3,504)

Activity associated with the lease termination accrual is summarized below (in thousands):

Balance at December 31, 2008	$1,417
Cash payments	(546)
Non-cash activity	(690)
Balance at December 31, 2009	181
Cash payments	(181)
Balance at December 31, 2010	$—

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Non-cash activity reflects the revised estimate of lease termination costs based upon the settlement agreement discussed above. The lease settlement required an initial payment of $350,000 that was paid during July 2009 and the remaining amount, including interest at a 6% annual rate, was payable in 12 equal monthly installments beginning in August 2009. The final settlement fee was paid during June 2010.

3.	Investments

The following is a summary of our investments (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
December 31, 2010
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

Prior to the sale of the auction rate securities, we classified these investments as trading securities as they were subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights. The agreement allowed us the right to sell our auction rate securities to UBS at full par value between June 30, 2010 and July 2, 2012. In conjunction with this agreement, we elected to apply the provisions of fair value accounting to this put option because the put option did not provide for net settlement, and the auction rate securities themselves were not readily convertible to cash. The put option did not meet the definition of a derivative, and thus, would not have been marked to fair value. We therefore elected to apply fair value accounting to the put option as the put option acted as an economic hedge against any further price movement in the auction rate securities and enabled us to recognize future changes in the fair value of the put option as those changes occurred to offset fair value movements in the auction rate securities. Prior to the sale, both the put option and auction rate securities were marked to market value through the consolidated statements of operations each period (see Note 4 for discussion of how fair value measurements were determined). Also as part of this agreement, UBS provided a line of credit through June 30, 2010 that was secured by the auction rate securities held with UBS (see Note 8). Interest earned on the auction rate securities was used to reduce the outstanding balance under the line of credit.

4.	Fair Value Measurements

Our investment in auction rate securities were classified within Level 3 in the fair value hierarchy because they were valued using a discounted cash flow model. We estimated the fair value of auction rate securities using valuation models provided by third parties and internal analyses. The valuation models required numerous assumptions and assessments, including the following: (i) collateralization underlying each security; (ii) present value of future principal and interest payments discounted at rates considered to reflect current market conditions; (iii) creditworthiness of the counterparty; and (iv) current illiquidity of the investments.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The following tables present information about our assets measured at fair value on a recurring basis at December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

December 31, 2010	Level 1	Level 2	Level 3	Total
Certificates of deposit	$174	$—	$—	$174

December 31, 2009	Level 1	Level 2	Level 3	Total
Certificates of deposit	$172	$—	$—	$172
Money market securities	314	—	—	314
Auction rate securities	—	—	5,433	5,433
Put option on auction rate securities	—	—	363	363
	$486	$—	$5,796	$6,282

The following table summarizes the changes in fair value of our Level 3 assets (in thousands):

	Auction rate securities	Put option on auction rate securities
Balance at December 31, 2009	$5,433	$363
Transfer to Level 3	—	—
Total gains or losses (realized and unrealized)
Included in earnings	367	(363)
Included in other comprehensive loss	—	—
Net settlements	(5,800)	—
Balance at December 31, 2010	$—	$—

As discussed in Note 2, we recorded asset impairment charges for long-lived assets associated with six of our restaurants for the year ended December 31, 2009. These long-lived assets had a carrying amount of $17,444,000 and were written down to their estimated fair value of $529,000. The fair value of each restaurant’s long-lived assets was determined using either a discounted cash flow model or the market value of each restaurant’s long-lived assets.  The market value was determined based upon market prices for similar assets in active markets and are classified within Level 2. Valuations using discounted cash flows are classified within Level 3 as these valuations were determined by projecting future cash flows of each restaurant and discounting those cash flows at a rate reflective of current market conditions and factors specific to our company. The following table presents information about our assets measured at fair value on a non-recurring basis at December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3	Total Losses
Property and equipment	$—	$427	$102	$(16,915)

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

5.	Receivables

      Receivables consisted of the following (in thousands):

	December 31,
	2010	2009
Tenant improvement allowances	$—	$300
Other	10	8
Total receivables	$10	$308

No allowance for doubtful accounts has been recorded as collection of tenant improvement allowances and other receivables is considered probable.

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Leasehold improvements	$47,712	$44,878
Equipment	13,240	12,491
Furniture and fixtures	3,548	3,208
	64,500	60,577
Less accumulated depreciation and amortization	(27,041)	(21,525)
	37,459	39,052
Construction in progress	—	138
Total property and equipment, net	$37,459	$39,190

7.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009
Accrued payroll	$2,129	$1,875
Gift cards	1,140	859
Sales taxes	816	686
Business and income taxes	711	739
Accrued occupancy	233	192
Lease termination accrual	—	181
Other	1,017	1,221
Total accrued expenses	$6,046	$5,753

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8.	Debt and Credit Agreements

Notes Payable

As of December 31, 2010, we had four equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans was $636,000 at December 31, 2010. The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $56,000. The loans mature between May 2011 and June 2012. The equipment loans require us to maintain a corporate fixed charge coverage ratio of at least 1.25:1.00 determined on the last day of each fiscal year.  We were in compliance with the required coverage ratio as of December 31, 2010.

Notes payable consisted of the following:

	December 31,
	2010	2009
	(In thousands)
$993,544 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,015 including interest at 7.04%, due June 2010	$—	$88
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,526 including interest at 7.88%, due May 2011	76	249
$1,000,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,521 including interest at 7.87%, due October 2011	150	317
$600,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $9,508 including interest at 8.52%, due May 2012	151	248
$995,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,687 including interest at 8.36%, due June 2012	259	418
Total notes payable	636	1,320
Less current portion	(504)	(684)
Total notes payable, net of current portion	$132	$636

Future maturities of notes payable at December 31, 2010 are as follows (in thousands):

2011	$504
2012	132
Total notes payable	$636

During 2010, 2009, and 2008, we incurred gross interest expense of $154,000, $312,000, and $199,000, respectively. We capitalized $31,000, $138,000, and $148,000 of interest costs during 2010, 2009, and 2008, respectively.

Credit Facility

In October 2008, as part of the settlement agreement with UBS, our broker from which we purchased auction rate security instruments, we entered into a line of credit that was secured by the auction rate security instruments held with UBS.  On June 30, 2010, we exercised a put option with UBS on our auction rate security instruments and used the proceeds from the sale of the auction rate securities to repay the outstanding balance under the line of credit, which was then cancelled by UBS.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

9.	Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$—	$—	$15
State	10	65	190
	10	65	205
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$10	$65	$205

Income tax expense differed from amounts computed by applying the federal statutory rate to loss from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Income tax benefit at federal statutory rate	$(533)	$(7,540)	$(2,309)
State income taxes, net of federal benefit	(89)	(839)	125
Nondeductible expenses	354	362	373
Business tax credit	(911)	(910)	(1,028)
Other	(209)	(3)	(63)
Discontinued operations	—	235	(1,353)
Change in valuation reserve	1,398	8,760	4,460
Total	$10	$65	$205

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

 The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforward	$2,847	$2,533
Deferred rent	5,957	5,971
Business tax credits	4,690	3,779
Organizational and preopening costs	145	162
Impairment of assets	5,381	5,909
Stock-based compensation	1,088	905
Accrued expenses	—	125
Property and equipment	(2,922)	(3,206)
Accelerated tax depreciation	1,180	792
Other	130	128
Net deferred tax assets	18,496	17,098
Valuation allowance	(18,496)	(17,098)
Total	$—	$—

The valuation allowance increased by approximately $1,398,000 and $8,760,000 at December 31, 2010 and 2009, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on historical operating losses, we have elected to maintain a full valuation allowance until realization of deferred tax assets is more likely than not.

At December 31, 2010, we have approximately $6,550,000 and $14,485,000 in federal and state net operating loss carryforwards, respectively, which begin expiring in 2028 for federal income tax purposes and 2011 for state income tax purposes. We also have federal business tax credit carryforwards of approximately $4,690,000 which begin expiring in 2021. These credits are also potentially subject to annual limitations due to ownership change rules under the Internal Revenue Code.

As of December 31, 2010, we had $101,000 of unrecognized tax benefits. Future changes in the unrecognized tax benefits are not expected to have a material impact on the effective tax rate, nor do we expect that the amount of unrecognized tax benefits will significantly change in the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Beginning balance	$140	$158	$167
Additions related to current year tax positions	—	—	—
Additions related to tax positions taken during the prior period	—	—	1
Reductions related to settlements with taxing authorities	—	—	—
Reductions due to lapse of statute of limitations	(39)	(18)	(10)
Ending balance	$101	$140	$158

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2010, 2009, and 2008 provision for income taxes includes $10,000, $12,000, and $12,000, respectively, in interest and penalties on unrecognized tax benefits. We had $33,000 and $36,000 accrued for the payment of interest and penalties at December 31, 2010 and 2009, respectively.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2006.

10.	Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01.  There were no shares of preferred stock that were issued or outstanding at December 31, 2010 or 2009.

Common Stock

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

Stock Repurchase Program

During April 2008, our Board of Directors approved a stock repurchase program under which we are authorized to repurchase up to 600,000 shares of our common stock. We purchased 116,200 shares at a total cost of $1,000,000 during 2008 under a section 10b5-1 purchase program. The shares purchased are being held in treasury until such time as they are reissued or retired, at the discretion of the Board of Directors. The authorization does not have an expiration date and it does not require us to purchase a specific number of shares. This authorization may be modified, suspended or terminated at any time. The timing and number of shares repurchased pursuant to the share repurchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash or other sources of funding.

11.	Stock-Based Compensation

Stock Options

We maintain stock award plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. Upon effectiveness of the 2005 Stock Award Plan, the 2002 Stock Award Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise, accrue to the 2005 Stock Award Plan. We typically grant non-qualified stock options with an exercise price at or above the fair market value of the underlying common stock on the date of grant and expire five years from the date of grant.  Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each year over a one-year period. A total of 1,450,000 shares of common stock have been reserved for issuance under our plans of which 304,221 shares were available for grant as of December 31, 2010.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

We account for stock-based compensation using the fair value recognition provisions. Compensation expense is recognized ratably over the vesting term of the option.  The following table presents information related to stock-based compensation (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock-based compensation	$474,000	$560,000	$582,000

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the actual and projected employee stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of our stock. Prior to 2010, expected volatility was based upon the volatility of a peer group of companies as we did not have enough history trading as a public company to calculate our own stock price volatility. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We have not paid dividends in the past and do not plan to pay any dividends in the near future. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. The fair value of stock options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Expected volatility	64.0%	57.6%	36.0%
Risk-free interest rate	1.6%	1.8%	2.5%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.6	3.9	3.7
Weighted average fair value per option granted	$1.63	$1.19	$3.42

Activity during 2010, 2009, and 2008 under our stock award plans was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2007	655,439	12.59
Granted	185,417	11.24
Forfeited	(14,800)	10.29
Exercised	(2,000)	6.00
Outstanding options at December 31, 2008	824,056	12.34
Granted	407,100	2.64
Forfeited	(376,300)	12.42
Exercised	—	—
Outstanding options at December 31, 2009	854,856	7.67
Granted	243,750	3.44
Forfeited	(185,150)	9.53
Exercised	(28,650)	2.38
Outstanding options at December 31, 2010	884,806	$6.28	3.04 years	$561,000

Exercisable at December 31, 2010	483,260	$7.85	2.57 years	$217,000

The intrinsic value of options exercised during 2010 and 2008 was $30,000 and $6,000, respectively. The total fair value of shares vested during 2010, 2009, and 2008 was $398,000, $390,000, and $489,000, respectively. As of December 31, 2010, there was approximately $474,000 of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.0 years.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Information regarding options outstanding and exercisable at December 31, 2010 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 1.92 – $ 2.10	111,800	2.80	$2.02	53,075	$2.06
$ 3.21 – $ 3.70	427,800	3.97	$3.33	135,938	$3.30
$ 5.00 – $ 8.35	148,789	2.72	$6.22	146,289	$6.21
$11.72 – $12.64	107,417	1.74	$11.93	70,208	$12.01
$18.08 – $19.49	89,000	1.00	$19.07	77,750	$19.06
	884,806	3.04	$6.28	483,260	$7.85

Warrants

As discussed in Note 8, we issued to the noteholders of the bridge loan three-year warrants to purchase 120,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance.  These warrants are exercisable through March 6, 2012 and 10,000 warrants were exercised during 2009 resulting in 110,000 warrants outstanding at December 31, 2010. We recorded the value of the warrant at $70,000 and amortized this amount to interest expense during 2009.

12.	Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses.  Matching contributions made during 2010, 2009, and 2008 were $142,000, $142,000, and $126,000, respectively.

Employee Stock Purchase Plan

During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan, or ESPP and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95% of the fair market value of common stock on the last day of the applicable offering period. During 2010, 2009, and 2008, 11,450 shares, 16,659 shares and 18,113 shares, respectively, were purchased under the ESPP.

13.	Commitments and Contingencies

Leases

We lease our restaurant locations under operating leases having terms expiring from 2013 to 2029. The leases typically include renewal clauses of five years exercisable at the option of our company and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the initial lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement. The leases typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs. We also lease office facilities and certain equipment under operating lease agreements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Straight-line minimum base rent	$6,638	$6,018	$4,900
Contingent rent	39	24	123
Total rent	$6,677	$6,042	$5,023

As of December 31, 2010, future minimum lease payments under operating leases, excluding unexercised renewal options periods, were as follows (in thousands):

2011	$6,777
2012	7,094
2013	7,237
2014	6,616
2015	5,745
Thereafter	22,253
Total minimum lease payments	$55,722

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

Stockholder Derivative Action

On February 6, 2009, Samuel Beren (“Beren” or “plaintiff”), as trustee for the Samuel Beren Trust, served a demand on us pursuant to Section 220 of Delaware’s General Corporation Law (the “DGCL”), which requested that we make available for inspection certain books and records. During April 2009, Beren, as trustee for the Samuel Beren Trust, commenced a purported stockholder derivative action in the Court of Chancery of the State of Delaware. The derivative action purportedly was brought on behalf of us against our directors and the purchasers of our promissory notes issued during March 2009, for alleged breaches of fiduciary duties by our directors, and for aiding and abetting such breaches by the purchasers of our promissory notes. We also were named as a nominal defendant in the derivative action. The derivative action seeks unspecified damages, interest, reasonable attorneys’ fees, expert witness fees, and other costs.

During June 2009, the director defendants filed a motion to dismiss the derivative action. Separately, during October 2009, plaintiff served a demand on us pursuant to Section 220 of the DGCL, which requested that we make available for inspection certain books and records. During January 2010, we produced books and records in response to the October 26, 2009 demand. Two days later, plaintiff commenced a separate action against us, which sought the production of the books and records requested in plaintiff’s February 6, 2009 and October 26, 2009 demand letters. During March 2010, the court granted a stay in the derivative action until the books and records action was resolved.  During July 2010, we produced books and records in response to the February 6, 2009 demand, which production was covered by a confidentiality agreement executed between us and Beren. On February 18, 2011, the court dismissed the books and records action with prejudice.

During February 2011, the plaintiff filed an amended complaint including a claim for corporate waste. We are evaluating the amended complaint and will determine the proper response to such amended complaint. We continue to believe that the purported derivative action, as amended, is without merit, and we intend to defend vigorously this lawsuit.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly unaudited financial data for 2010 and 2009 is as follows (in thousands, except per share data):

	2010
Quarter ended	March 31	June 30	September 30	December 31
Restaurant sales	$21,052	$22,686	$21,605	$22,246
Net (loss) income	(907)	262	(441)	(491)
Diluted net (loss) income per share (1)	$(0.10)	$0.03	$(0.05)	$(0.05)

	2009
	March 31	June 30	September 30	December 31
Restaurant sales	$19,455	$21,468	$20,173	$19,999
Net loss	(1,096)	(214)	(1,035)	(19,207)	(2)
Diluted net loss per share (1)	$(0.14)	$(0.03)	$(0.11)	$(2.10)

(1)	Net (loss) income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.
(2)	Includes asset impairment charges of $16.9 million for six underperforming restaurants.