Form 10-Q
period 2011-03-31
KONA GRILL INC
filed 2011-04-29
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

As of April 29, 2011, there were 9,209,921 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$3,198	$2,555
Investments	175	174
Receivables	10	10
Other current assets	1,287	1,212
Total current assets	4,670	3,951
Other assets	701	650
Property and equipment, net	36,207	37,459
Total assets	$41,578	$42,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,140	$2,279
Accrued expenses	5,937	6,046
Current portion of notes payable	420	504
Total current liabilities	8,497	8,829
Notes payable	59	132
Deferred rent	15,973	16,110
Total liabilities	24,529	25,071
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,326,121 shares issued and 9,209,921 shares outstanding at March 31, 2011 and 9,302,995 shares issued and 9,186,795 shares outstanding at December 31, 2010	93	93
Additional paid-in capital	58,384	58,232
Accumulated deficit	(40,428)	(40,336)
Treasury stock, at cost, 116,200 shares at March 31, 2011 and December 31, 2010	(1,000)	(1,000)
Total stockholders’ equity	17,049	16,989
Total liabilities and stockholders’ equity	$41,578	$42,060

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2011	2010

Restaurant sales	$23,632	$21,052
Costs and expenses:
Cost of sales	6,657	5,575
Labor	8,093	7,583
Occupancy	1,791	1,781
Restaurant operating expenses	3,789	3,456
General and administrative	1,882	2,137
Preopening expense	—	8
Depreciation and amortization	1,490	1,399
Total costs and expenses	23,702	21,939
Loss from operations	(70)	(887)
Nonoperating income (expense):
Interest income and other, net	—	22
Interest expense	(12)	(42)
Loss before provision for income taxes	(82)	(907)
Provision for income taxes	10	—
Net loss	$(92)	$(907)

Net loss per share:
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)

Weighted average shares used in computation:
Basic	9,203	9,155
Diluted	9,203	9,155

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(92)	$(907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,490	1,399
Stock-based compensation expense	91	101
Loss on disposal of assets	2	—
Change in operating assets and liabilities:
Receivables	—	14
Other current assets	(75)	192
Accounts payable	132	(108)
Accrued expenses	(109)	362
Deferred rent	(137)	(260)
Net cash provided by operating activities	1,302	793

Investing activities
Purchase of property and equipment	(512)	(628)
(Increase) decrease in other assets	(51)	10
Net purchases and sales of investments	—	(3)
Net cash used in investing activities	(563)	(621)

Financing activities
Repayments on line of credit	—	(2)
Repayments of notes payable	(157)	(188)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	61	36
Net cash used in financing activities	(96)	(154)

Net increase in cash and cash equivalents	643	18
Cash and cash equivalents at the beginning of the period	2,555	2,404
Cash and cash equivalents at the end of the period	$3,198	$2,422

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$12	$42

Noncash investing activities
Decrease in accounts payable related to property and equipment	$(271)	$(565)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010.

2.   Investments

The following is a summary of our investments (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
March 31, 2011
Short-term investments:
Certificates of deposit	$175	$—	$175

December 31, 2010
Short-term investments:
Certificates of deposit	$174	$—	$174

3.    Fair Value Measurements

At March 31, 2011, we held investments in certificates of deposit totaling $175,000, which are currently classified as available-for-sale securities. These securities are valued at the original purchase price plus accrued interest and are held with a major financial institution. Therefore, we do not believe that we are exposed to significant credit risk on these investments.

The following tables present information about our assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

March 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$175	$—	$—	$175

December 31, 2010	Level 1	Level 2	Level 3	Total
Certificates of deposit	$174	$—	$—	$174

4.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share excludes the dilutive effect of potential stock option and warrant exercises as these shares are anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share data)
Numerator:
Net loss	$(92)	$(907)
Denominator:
Weighted average shares — Basic	9,203	9,155
Effect of dilutive stock options and warrants	—	—
Weighted average shares — Diluted	9,203	9,155
Net loss per share:
Basic	$(0.01)	$(0.10)
Diluted	$(0.01)	$(0.10)

For the three months ended March 31, 2011 and 2010, there were 1,144,000 and 1,031,000 stock options and warrants outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

5.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Accrued payroll	$2,254	$2,129
Gift cards	878	1,140
Sales taxes	814	816
Business and income taxes	667	711
Accrued occupancy	303	233
Other	1,021	1,017
	$5,937	$6,046

6.  Notes Payable

Equipment Loans

As of March 31, 2011, we had four equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans was $479,000 at March 31, 2011. The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $56,000. The loans mature between May 2011 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year. We were in compliance with all such financial covenants as of December 31, 2010.

7.     Stock-Based Compensation

We maintain stock award plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. Upon effectiveness of the 2005 Stock Award Plan, the 2002 Stock Award Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise, accrue to the 2005 Stock Award Plan. We typically grant non-qualified stock options with an exercise price at the fair market value of the underlying common stock on the date of grant and expire five years from the date of grant.  Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each quarter over a one-year period. A total of 1,450,000 shares of common stock have been reserved for issuance under our plans of which 134,096 shares were available for grant as of March 31, 2011.

The fair value of stock options granted during the three months ended March 31, 2011 and 2010 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2011	2010
Expected volatility	60.1%	64.3%
Risk-free interest rate	1.5%	1.7%
Expected option life (in years)	3.5	3.7
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.21	$1.64

The following table summarizes activity under our stock award plans for the three months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2010	884,806	$6.28
Granted	235,750	5.08
Forfeited	(65,625)	10.30
Exercised	(20,500)	2.34
Outstanding options at March 31, 2011	1,034,431	$5.83	3.5 years	$1,175,000
Exercisable at March 31, 2011	518,483	$7.26	2.8 years	$580,000

We recognized stock-based compensation expense of $91,000 and $101,000 during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $820,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.4 years.

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

On February 22, 2011, the plaintiff filed an amended complaint including a claim for corporate waste. On March 14, 2011, the director defendants filed a motion to dismiss the amended complaint, which the parties currently are briefing with the Court of Chancery. We continue to believe that the purported derivative action, as amended, is without merit, and we intend to defend vigorously this lawsuit.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 contained in our 2010 Annual Report on Form 10-K.

Certain information included in this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, expectations, intentions and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that could cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2010 and other reports filed from time to time with the SEC.

Overview

We own and operate 25 restaurants located in 16 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. We believe that our diverse menu and generous portions, combined with an average check of approximately $24 per guest, offers our guests an attractive price-value proposition.

Over the last five years, we funded development of new restaurants primarily from the proceeds of our initial public offering, a private offering of common stock completed during November 2007, a rights offering completed during June 2009, and cash flows from operations. We opened our newest restaurant in Baltimore, Maryland on October 5, 2010 and opened four restaurants during 2009 in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida. We intend to pursue additional leases for new restaurant openings in 2012 and beyond.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Customer traffic and sales patterns have shown improvement throughout 2010 and into 2011 as evidenced by the sequential improvement in our comparable restaurant sales for the past six quarters. For the quarter ended March 31, 2011, our comparable restaurant sales increased 7.6% from the prior year period. We believe continued improvement in the job market, coupled with improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Restaurant sales growth	12.3%	8.2%
Same-store sales percentage change (1)	7.6%	(2.5)%
Average weekly sales – comparable restaurant base (2)	$73,240	$68,050
Average weekly sales – non-comparable restaurant base (3)	$70,340	$60,650
Average unit volume (in thousands) (2)	$952	$912
Sales per square foot (2)	$135	$129
Restaurant operating profit (in thousands) (4)	$3,302	$2,657
Restaurant operating profit as a percentage of sales (4)	14.0%	12.6%

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

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Restaurant sales	$23,632	$21,052
Costs and expenses:
Cost of sales	6,657	5,575
Labor	8,093	7,583
Occupancy	1,791	1,781
Restaurant operating expenses	3,789	3,456
Restaurant operating profit	3,302	2,657
Deduct – other costs and expenses
General and administrative	1,882	2,137
Preopening expense	—	8
Depreciation and amortization	1,490	1,399
Loss from operations	$(70)	$(887)

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2011	2010
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	28.2	26.5
Labor	34.2	36.0
Occupancy	7.6	8.5
Restaurant operating expenses	16.0	16.4
Restaurant operating profit	14.0	12.6
Deduct – other costs and expenses
General and administrative	8.0	10.2
Preopening expense	—	—
Depreciation and amortization	6.3	6.6
Loss from operations	(0.3)%	(4.2)%

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Three Months Ended March 31, 2011	Year Ended December 31, 2010

Beginning of period	25	24
Openings	—	1
Closings	—	—
End of period	25	25

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements.

	Three Months Ended March 31,
	2011	2010
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	28.2	26.5
Labor	34.2	36.0
Occupancy	7.6	8.5
Restaurant operating expenses	16.0	16.4
General and administrative	8.0	10.2
Preopening expense	—	—
Depreciation and amortization	6.3	6.6
Total costs and expenses	100.3	104.2
Loss from operations	(0.3)	(4.2)
Nonoperating income (expense):
Interest income and other, net	—	0.1
Interest expense	(0.1)	(0.2)
Loss before provision for income taxes	(0.4)	(4.3)
Provision for income taxes	—	—
Net loss	(0.4)%	(4.3)%

Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

Restaurant Sales.  Restaurant sales increased $2.6 million, or 12.3% to $23.6 million during the first quarter of 2011 from $21.1 million during the first quarter of 2010. The $2.6 million increase in sales is primarily attributable to a 7.6% increase in comparable restaurant sales resulting from a 3% increase in guest traffic and higher average check per guest, which includes an estimated effective menu price increase of approximately 2%. The increase in sales is also attributable to sales generated by our Baltimore, Maryland restaurant which opened in October 2010.

Cost of Sales.  Cost of sales increased $1.1 million, or 19.4% to $6.7 million during the first quarter of 2011 from $5.6 million during the prior year period. Cost of sales as a percentage of restaurant sales increased 1.7% to 28.2% during the first quarter of 2011 from 26.5% during the first quarter of 2010. The increase in cost of sales during the first quarter of 2011 primarily reflects higher year-over-year pricing for seafood and produce and cost of sales associated with one restaurant opened during the fall of 2010. The increase in cost of sales as a percentage of restaurant sales is also attributable to upgrades in certain ingredients as part of our menu evolution project and increased discounts due to marketing programs. The food and beverage portion of these marketing programs are recorded in cost of sales.

Labor.  Labor costs for our restaurants increased $0.5 million, or 6.7% to $8.1 million during the first quarter of 2011 from $7.6 million during the prior year period. The increase was primarily the result of the opening of one new restaurant since October 2010. Labor expenses as a percentage of restaurant sales decreased 1.8% to 34.2% during the first quarter of 2011 from 36.0% during the first quarter of 2010. The decrease in labor costs as a percentage of restaurant sales was primarily due to leveraging of fixed management wages, hourly labor expense, and benefit costs resulting from the increase in comparable restaurant sales.

Occupancy.  Occupancy expense was flat at $1.8 million for both the first quarter of 2011 and 2010. Occupancy expenses as a percentage of restaurant sales decreased 0.9% to 7.6% during the first quarter of 2011 from 8.5% during the prior year period. The decrease in occupancy costs as a percentage of sales reflects increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses.  Restaurant operating expenses increased $0.3 million, or 9.6% to $3.8 million during the first quarter of 2011 from $3.5 million during the prior year period. The increase in restaurant operating expenses is attributable to the opening of one new restaurant since October 2010, as well as, higher printing costs associated with a change in menu format and higher training costs. Restaurant operating expenses as a percentage of restaurant sales decreased 0.4% to 16.0% during the first quarter of 2011 as compared to 16.4% during the first quarter of 2010 reflecting the leverage of fixed operating costs from higher average weekly sales.

General and Administrative.  General and administrative expenses decreased $0.2 million, or 11.9% to $1.9 million during the first quarter of 2011 compared to $2.1 million during the first quarter of 2010. The decrease in general and administrative expenses during the first quarter of 2011 is attributable to $0.3 million in special charges incurred during the first quarter of 2010 for legal and professional fees associated with a contested proxy solicitation and the ongoing derivative suit. General and administrative expenses as a percentage of restaurant sales decreased 2.2% to 8.0% of restaurant sales during the first quarter of 2011 compared to 10.2% of restaurant sales during the prior year period.

Preopening Expense.  We did not incur any preopening expense during the first quarter of 2011 as no new restaurants are currently scheduled to open during 2011. Preopening expense varies each quarter based upon the number of restaurants opened and the timing of new restaurant openings as the majority of preopening expense is incurred during the two months preceding an opening.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.1 million, or 6.5% to $1.5 million during the first quarter of 2011 from $1.4 million during the prior year period. The increase in depreciation and amortization expense is due to depreciation expense for one restaurant that opened in October 2010. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.3% to 6.3% during the first quarter of 2011 from 6.6% during the prior year period reflecting leverage of these fixed costs from higher average weekly sales.

Provision for Income Taxes.  During the first quarter of 2011, we recorded a provision for income taxes of $10,000 primarily for state taxes.

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

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	March 31, 2011	December 31, 2010
Cash and short-term investments	$3,373	$2,729
Net working capital (deficit)(1)	(3,827)	(4,878)

(1) The working capital deficit at March 31, 2011 and December 31, 2010, is primarily attributable to accruals for payroll and professional fees.

	Three Months Ended March 31,
	2011	2010
Cash provided by operating activities	$1,302	$793
Capital expenditures	512	628

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

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $3.4 million in addition to cash flow from operations is sufficient to fund planned remodels of existing restaurants. Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. As of March 31, 2011, we had a working capital deficit of $3.8 million. We plan to reduce this deficit through cost containment efforts and cash flow from operations. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Equipment Loans

As of March 31, 2011, we had four equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans was $479,000 at March 31, 2011. The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $56,000. The loans mature between May 2011 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year. We were in compliance with all such financial covenants as of December 31, 2010.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2011	2010
Net cash provided by (used in):
Operating activities	$1,302	$793
Investing activities	(563)	(621)
Financing activities	(96)	(154)
Net increase in cash and cash equivalents	$643	$18

Operating Activities.  Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $1.3 million of net cash during the first three months of 2011. The net increase in cash from operating activities for the first three months of 2011 in comparison to the first three months of 2010, is primarily the result of a lower net loss, partially offset by a reduction in accrued expenses and deferred rent.

Investing Activities. Our capital expenditures for the three months ended March 31, 2011 were $0.5 million and were primarily attributable to contractor payments for our Baltimore, Maryland restaurant that opened during October 2010 and remodeling costs for existing restaurants. Investing activities for the three months ended March 31, 2010 reflect contractor payments for two restaurants opened during the second half of 2009 and architect fees for the one restaurant opened during 2010.

Financing Activities.  Net cash used in financing activities was $0.1 million for the three months ended March 31, 2011 reflecting $0.2 million in principal payments on equipment loans offset by $0.1 million in proceeds from stock issued as part of our stock option and employee stock purchase plans. Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2010 reflecting principal payments on equipment loans.

Critical Accounting Policies

Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective, or complex judgments.  Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

On February 22, 2011, the plaintiff filed an amended complaint including a claim for corporate waste. On March 14, 2011, the director defendants filed a motion to dismiss the amended complaint, which the parties currently are briefing with the Court of Chancery. We continue to believe that the purported derivative action, as amended, is without merit, and we intend to defend vigorously this lawsuit.

Item 1A.    Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2010. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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

Kona Grill, Inc.

	By:	/s/ Marc A. Buehler
Marc A. Buehler
President and Chief Executive Officer

	By:	/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)
Date: April 29, 2011