Form 10-Q
period 2011-06-30
KONA GRILL INC
filed 2011-08-01
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of July 29, 2011, there were 9,218,546 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,295	$2,555
Investments	175	174
Receivables	14	10
Other current assets	1,372	1,212
Total current assets	5,856	3,951
Other assets	700	650
Property and equipment, net	35,123	37,459
Total assets	$41,679	$42,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,796	$2,279
Accrued expenses	5,879	6,046
Current portion of notes payable	335	504
Total current liabilities	8,010	8,829
Notes payable	—	132
Deferred rent	15,721	16,110
Total liabilities	23,731	25,071
Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,333,496 shares issued and 9,217,296 shares outstanding at June 30, 2011; 9,302,995 shares issued and 9,186,795 shares outstanding at December 31, 2010	93	93
Additional paid-in capital	58,500	58,232
Accumulated deficit	(39,645)	(40,336)
Treasury stock, at cost, 116,200 shares at June 30, 2011 and December 31, 2010	(1,000)	(1,000)
Total stockholders’ equity	17,948	16,989
Total liabilities and stockholders’ equity	$41,679	$42,060

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Restaurant sales	$25,767	$22,686	$49,399	$43,738
Costs and expenses:
Cost of sales	7,052	6,014	13,709	11,589
Labor	8,551	7,782	16,644	15,365
Occupancy	1,872	1,769	3,663	3,550
Restaurant operating expenses	3,856	3,418	7,645	6,874
General and administrative	2,149	1,873	4,031	4,010
Preopening expense	—	119	—	127
Depreciation and amortization	1,482	1,395	2,972	2,794
Total costs and expenses	24,962	22,370	48,664	44,309
Income (loss) from operations	805	316	735	(571)
Nonoperating income (expense):
Interest income and other, net	2	29	2	51
Interest expense	(9)	(73)	(21)	(115)
Income (loss) before provision for income taxes	798	272	716	(635)
Provision for income taxes	15	10	25	10
Net income (loss)	$783	$262	$691	$(645)

Net income (loss) per share:
Basic	$0.08	$0.03	$0.07	$(0.07)
Diluted	$0.08	$0.03	$0.07	$(0.07)

Weighted average shares used in computation:
Basic	9,214	9,165	9,208	9,160
Diluted	9,392	9,265	9,377	9,160

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net income (loss)	$691	$(645)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,972	2,794
Stock-based compensation expense	180	208
Loss on disposal of assets	22	—
Change in operating assets and liabilities:
Receivables	(4)	(44)
Other current assets	(160)	165
Accounts payable	(219)	(418)
Accrued expenses	(167)	112
Deferred rent	(389)	107
Net cash provided by operating activities	2,926	2,279

Investing activities
Purchase of property and equipment	(922)	(1,559)
(Increase) decrease in other assets	(50)	13
Net purchases and sales of investments	(1)	6,108
Net cash (used in) provided by investing activities	(973)	4,562

Financing activities
Repayments on line of credit	—	(5,800)
Repayments of notes payable	(301)	(380)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	88	50
Net cash used in financing activities	(213)	(6,130)

Net increase in cash and cash equivalents	1,740	711
Cash and cash equivalents at the beginning of the period	2,555	2,404
Cash and cash equivalents at the end of the period	$4,295	$3,115

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$21	$75

Noncash investing activities
Decrease in accounts payable related to property and equipment	$(264)	$(167)

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. As of August 1, 2011, we own and operate 24 restaurants in 16 states throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2.	Fair Value Measurements

We held investments in certificates of deposit totaling $175,000 at June 30, 2011, which are currently classified as available-for-sale securities. These securities are valued at the original purchase price plus accrued interest and are held with a major financial institution. We have not experienced any losses on these investments to date, and we believe that we are not exposed to significant risk of loss on these investments.

3.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Numerator:
Net income (loss)	$783	$262	$691	$(645)

Denominator:
Weighted average shares — Basic	9,214	9,165	9,208	9,160
Effect of dilutive stock options and warrants	178	100	169	—

Weighted average shares — Diluted	9,392	9,265	9,377	9,160

Net income (loss) per share:
Basic	$0.08	$0.03	$0.07	$(0.07)
Diluted	$0.08	$0.03	$0.07	$(0.07)

For the six months ended June 30, 2010, there were 1,015,000 stock options and warrants outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Accrued payroll	$2,167	$2,129
Gift cards	844	1,140
Sales taxes	825	816
Business and income taxes	599	711
Accrued occupancy	281	233
Other	1,163	1,017
	$5,879	$6,046

5.	Notes Payable

Equipment Loans

As of June 30, 2011, we had three equipment term loans with a lender. The aggregate outstanding principal balance of these loans was $335,000 at June 30, 2011. The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $41,000. The loans mature between October 2011 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year. We were in compliance with all such financial covenants as of December 31, 2010.

6.	Stock-Based Compensation

We maintain stock award plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. Upon effectiveness of the 2005 Stock Award Plan, the 2002 Stock Award Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise, accrue to the 2005 Stock Award Plan. We typically grant non-qualified stock options with an exercise price at the fair market value of the underlying common stock on the date of grant and such options expire five years from the date of grant.  Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each quarter over a one-year period. A total of 1,450,000 shares of common stock have been reserved for issuance under our plans of which 280,621 shares were available for grant as of June 30, 2011.

The fair value of stock options granted during the six months ended June 30, 2011 and 2010 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2011	2010
Expected volatility	60.1%	64.3%
Risk-free interest rate	1.5%	1.7%
Expected option life (in years)	3.5	3.7
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.21	$1.64

The following table summarizes activity under our stock award plans for the six months ended June 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2010	884,806	$6.28
Granted	235,750	5.08
Forfeited	(212,150)	7.51
Exercised	(26,750)	2.58
Outstanding options at June 30, 2011	881,656	$5.77	2.7 years	$1,263,000
Exercisable at June 30, 2011	518,114	$6.60	1.9 years	$765,000

We recognized stock-based compensation expense of $89,000 and $107,000 during the three months ended June 30, 2011 and 2010, respectively, and $180,000 and $208,000 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, there was $556,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.7 years.

7.	Commitments and Contingencies

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

Stockholder Derivative Action

On February 6, 2009, Samuel Beren (“Beren” or “plaintiff”), as trustee for the Samuel Beren Trust, served a demand on us pursuant to Section 220 of Delaware’s General Corporation Law (the “DGCL”), which requested that we make available for inspection certain books and records. During April 2009, Beren, as trustee for the Samuel Beren Trust, commenced a purported stockholder derivative action in the Court of Chancery of the State of Delaware. The derivative action purportedly was brought on behalf of us against our directors and the purchasers of our promissory notes issued during March 2009, for alleged breaches of fiduciary duties by our directors, and for aiding and abetting such breaches by the purchasers of our promissory notes. We also were named as a nominal defendant in the derivative action. The derivative action sought unspecified damages, interest, reasonable attorneys’ fees, expert witness fees, and other costs.

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

On February 22, 2011, the plaintiff filed an amended complaint including a claim for corporate waste. On March 14, 2011, the director defendants filed a motion to dismiss the amended complaint. During June 2011, the plaintiff informed us that he did not want to pursue this matter any longer and requested a voluntary dismissal with prejudice. On July 6, 2011, the Court of Chancery of the State of Delaware granted the dismissal with prejudice as to the named plaintiff.

8.	Subsequent Event

In July 2011 we entered into an amendment with the landlord for our West Palm Beach restaurant that provides for the early termination of the lease on July 31, 2011. The decision to enter into this amendment and close the restaurant was based on the restaurant’s past and present operating performance and projected future results. Under the amendment, we will pay an early termination fee and agree not to remove certain restaurant equipment from the premises.

As a result of the closure, all historical operating results as well as lease termination, severance, and other exit charges related to this restaurant will be reflected within discontinued operations in the consolidated financial statements for our September 30, 2011 Form 10-Q. We previously recognized non-cash asset impairment charges of $3,539,000 related to the write-down of the carrying value of long-lived assets associated with this restaurant during 2009.

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

Overview

As of August 1, 2011, we own and operate 24 restaurants located in 16 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. We believe that our diverse menu and generous portions, combined with an average check of approximately $24 per guest, offers our guests an attractive price-value proposition.

Over the last five years, we funded development of new restaurants primarily from the proceeds of our initial public offering, a private offering of common stock completed during November 2007, a rights offering completed during June 2009, and cash flows from operations. We opened our newest restaurant in Baltimore, Maryland on October 5, 2010 and opened four restaurants during 2009 in Richmond, Virginia; Woodbridge, New Jersey; Eden Prairie, Minnesota; and Tampa, Florida. We are pursuing additional leases for new restaurant openings in 2012 and beyond.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Customer traffic and sales patterns have shown improvement throughout 2010 and into 2011 as evidenced by the sequential improvement in our comparable restaurant sales for the past seven quarters. For the quarter ended June 30, 2011, our comparable restaurant sales increased 9.1% from the prior year period. We believe improvement in the job market, coupled with improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. Certain of our recent openings are trending lower than our targeted volume during the current economic environment.  Our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors.  We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales. The majority of our general and administrative costs are fixed costs.  We expect our general and administrative spending to decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

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

Interest Expense. Interest expense includes the cost of servicing our debt obligations, net of capitalized interest.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010		2011	2010
Restaurant sales growth	13.6%	5.7%		12.9%	6.9%
Same-store sales percentage change (1)	9.1%	(0.3	) %	8.4%	(1.4	) %
Average weekly sales – comparable restaurant base (2)	$80,143	$73,451		$76,717	$70,772
Average weekly sales – non-comparable restaurant base (3)	$68,554	$58,801		$69,627	$59,725
Average unit volume (in thousands) (2)	$1,045	$1,010		$2,000	$1,922
Sales per square foot (2)	$148	$143		$284	$273
Restaurant operating profit (in thousands) (4)	$4,436	$3,703		$7,738	$6,360
Restaurant operating profit as a percentage of sales (4)	17.2%	16.3%		15.7%	14.6%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Restaurant sales	$25,767	$22,686	$49,399	$43,738
Costs and expenses:
Cost of sales	7,052	6,014	13,709	11,589
Labor	8,551	7,782	16,644	15,365
Occupancy	1,872	1,769	3,663	3,550
Restaurant operating expenses	3,856	3,418	7,645	6,874
Restaurant operating profit	4,436	3,703	7,738	6,360
Deduct – other costs and expenses
General and administrative	2,149	1,873	4,031	4,010
Preopening expense	—	119	—	127
Depreciation and amortization	1,482	1,395	2,972	2,794
Income (loss) from operations	$805	$316	$735	$(571)

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.4	26.5	27.8	26.5
Labor	33.2	34.3	33.7	35.1
Occupancy	7.3	7.8	7.4	8.1
Restaurant operating expenses	15.0	15.1	15.5	15.7
Restaurant operating profit	17.2	16.3	15.7	14.6
Deduct – other costs and expenses
General and administrative	8.3	8.3	8.2	9.2
Preopening expense	0.0	0.5	0.0	0.3
Depreciation and amortization	5.8	6.1	6.0	6.4
Income (loss) from operations	3.1%	1.4%	1.5%	(1.3)%

Certain percentage amounts do not sum to total due to rounding.

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010

Beginning of period	25	24
Openings	—	1
Closings	—	—
End of period	25	25

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.4	26.5	27.8	26.5
Labor	33.2	34.3	33.7	35.1
Occupancy	7.3	7.8	7.4	8.1
Restaurant operating expenses	15.0	15.1	15.5	15.7
General and administrative	8.3	8.3	8.2	9.2
Preopening expense	0.0	0.5	0.0	0.3
Depreciation and amortization	5.8	6.1	6.0	6.4
Total costs and expenses	96.9	98.6	98.5	101.3
Income (loss) from operations	3.1	1.4	1.5	(1.3)
Nonoperating income (expense):
Interest income and other, net	0.0	0.1	0.0	0.1
Interest expense	0.0	(0.3)	0.0	(0.3)
Income (loss) before provision for income taxes	3.1	1.2	1.5	(1.5)
Provision for income taxes	0.1	—	0.1	—
Net income (loss)	3.0%	1.2%	1.4%	(1.5)%

Certain percentage amounts do not sum to total due to rounding.

Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010

Restaurant Sales.  Restaurant sales increased $3.1 million, or 13.6% to $25.8 million during the second quarter of 2011 from $22.7 million during the second quarter of 2010. The $3.1 million increase in sales is primarily attributable to a 9.1% increase in comparable restaurant sales and sales generated by our Baltimore, Maryland restaurant which opened in October 2010. The increase in comparable restaurant sales resulted from a 3% increase in guest traffic, higher average check per guest aided by new menu offerings, and an estimated effective menu price increase of approximately 2.2%.

Cost of Sales.  Cost of sales increased $1.0 million, or 17.3% to $7.0 million during the second quarter of 2011 from $6.0 million during the prior year period. Cost of sales as a percentage of restaurant sales increased 0.9% to 27.4% during the second quarter of 2011 from 26.5% during the second quarter of 2010. The increase in cost of sales during the second quarter of 2011 primarily reflects higher year-over-year pricing for seafood, dry goods, and produce and cost of sales associated with the new Baltimore restaurant opened in October 2010. The increase in cost of sales as a percentage of restaurant sales is also attributable to upgrades in certain ingredients as part of our menu evolution project. We initiated this project in the summer of 2010 with the intention of increasing sales at our restaurants by introducing new menu items and improving the flavor profile and presentation of certain menu items.

Labor.  Labor costs for our restaurants increased $0.8 million, or 9.9% to $8.6 million during the second quarter of 2011 from $7.8 million during the second quarter of 2010. The increase was primarily the result of the opening of the new Baltimore restaurant in October 2010. Labor expenses as a percentage of restaurant sales decreased 1.1% to 33.2% during the second quarter of 2011 from 34.3% during the prior year period. The decrease in labor costs as a percentage of restaurant sales was primarily due to our ability to leverage fixed management wages and hourly labor expenses resulting from the 9.1% increase in comparable restaurant sales.

 Occupancy.  Occupancy expenses increased $0.1 million, or 5.9% to $1.9 million during the second quarter of 2011 from $1.8 million during the second quarter of 2010. The increase in occupancy expenses is attributable to occupancy expenses associated with the new Baltimore restaurant that opened in October 2010 and an increase in percentage rent charges for certain locations based upon higher sales volumes. Occupancy expenses as a percentage of restaurant sales decreased 0.5% to 7.3% during the second quarter of 2011 from 7.8% during the prior year period. The decrease in occupancy costs as a percentage of sales reflects increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses.  Restaurant operating expenses increased $0.4 million, or 12.8% to $3.8 million during the second quarter of 2011 from $3.4 million during the prior year period. The increase in restaurant operating expenses is attributable to the opening of the new Baltimore restaurant in October 2010, coupled with costs incurred to remodel certain restaurants and an increase in the variable portion of operating expenses associated with higher average weekly sales volumes. Restaurant operating expenses as a percentage of restaurant sales decreased 0.1% to 15.0% during the second quarter of 2011, as compared to 15.1% during the second quarter of 2010, reflecting the leverage of fixed operating costs from higher average weekly sales.

General and Administrative.  General and administrative expenses increased $0.3 million, or 14.7% to $2.1 million during the second quarter of 2011 compared to $1.8 million during the second quarter of 2010. The increase in general and administrative expenses during the second quarter of 2011 is attributable to $0.3 million in severance and related charges associated with the resignation of our former chief executive officer. General and administrative expenses as a percentage of restaurant sales were flat at 8.3% of restaurant sales during both the second quarter of 2011 and 2010. Excluding the severance and related charges in the second quarter of 2011, general and administrative expenses were 7.3% of restaurant sales compared to 7.6% of restaurant sales in the second quarter of 2010, excluding costs associated with a contested proxy solicitation.

Preopening Expense.  We did not incur any preopening expense during the second quarter of 2011, as no new restaurants are currently scheduled to open during 2011. We incurred $0.1 million in preopening expense during the second quarter of 2010 related to our new Baltimore restaurant that opened in October 2010. Preopening expense varies each quarter based upon the number of restaurants opened and the timing of new restaurant openings as the majority of preopening expense is incurred during the two months preceding an opening.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.1 million, or 6.3%, to $1.5 million during the second quarter of 2011 from $1.4 million during the prior year period. The increase in depreciation and amortization expense is due to depreciation expense for one restaurant that opened in October 2010. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.3%, to 5.8% during the second quarter of 2011 from 6.1% during the prior year period reflecting leverage of these fixed costs from higher average weekly sales.

Provision for Income Taxes.  During the second quarter of 2011, we recorded a provision for income taxes of $15,000, primarily for state taxes.

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Restaurant Sales.  Restaurant sales increased by $5.7 million, or 12.9% to $49.4 million during the first half of 2011 from $43.7 million during the prior year period, primarily attributable to an 8.4% increase in comparable restaurant sales and restaurant sales generated from the opening of the new Baltimore restaurant in October 2010. The increase in comparable restaurant sales is due to a 3% increase in guest traffic, higher average guest check aided by new menu offerings, and an estimated effective menu price increase of approximately 2%.

Cost of Sales.  Cost of sales increased $2.1 million, or 18.3% to $13.7 million during the first six months of 2011 from $11.6 million during the first six months of 2010. Cost of sales as a percentage of restaurant sales increased 1.3% to 27.8% during the first half of 2011 from 26.5% during the prior year period. The increase in cost of sales during the first half of 2011 reflects a year-over-year cost increase for certain seafood, produce, and dry good ingredients coupled with costs of sales associated with the new Baltimore restaurant opened in October 2010.  The increase in cost of sales is also attributable to upgrades of certain food ingredients as part of our menu evolution project and increased discounts for free products offered as part of our KonavoreTM loyalty and other marketing programs. The food and beverage portion of these marketing programs is recorded in cost of sales.

Labor.  Labor costs for our restaurants increased $1.3 million, or 8.3% to $16.6 million during the first half of 2011 from $15.3 million during the prior year period. The increase was primarily due to the opening of the new Baltimore restaurant in October 2010 and incremental labor costs to support the 8.4% growth in comparable restaurant sales.  As a percentage of restaurant sales, labor costs decreased 1.4% to 33.7% during the first half of 2011 from 35.1% during the first half of 2010. The decrease in labor costs as a percentage of restaurant sales was primarily due to our ability to leverage fixed management wages and hourly labor expenses resulting from the 8.4% increase in comparable restaurant sales.

Occupancy.  Occupancy expense increased $0.1 million, or 3.2% to $3.7 million during the first six months of 2011 from $3.6 million during the prior year period. The increase in occupancy expenses is attributable to occupancy expenses associated with the new Baltimore restaurant that opened in October 2010 and an increase in percentage rent charges for certain locations based upon higher sales volumes. Occupancy expenses as a percentage of restaurant sales decreased 0.7% to 7.4% during the first half of 2011 from 8.1% during the first half of 2010. The decrease in occupancy costs as a percentage of sales reflects increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses.  Restaurant operating expenses increased by $0.8 million, or 11.2% to $7.6 million during the first half of 2011 from $6.8 million during the prior year period. The increase in restaurant operating expenses is attributable to the opening of the new Baltimore restaurant in October 2010, coupled with an increase in the variable portion of operating expenses associated with higher average weekly sales volumes. Restaurant operating expenses as a percentage of restaurant sales decreased 0.2% to 15.5% during the first half of 2011 from 15.7% during the prior year period. The reduction in restaurant operating expenses as a percentage of sales is attributable to increased leverage of fixed operating costs resulting from higher average weekly sales.

General and Administrative.  General and administrative expenses were essentially flat at $4.0 million for both the first half of 2011 and 2010. During the first half of 2011, we recorded $0.3 million in severance and related charges associated with the resignation of our former CEO, compared to the first half of 2010, when we incurred $0.5 million for legal and professional fees associated with a contested proxy solicitation and ongoing derivative suit. General and administrative expenses as a percentage of restaurant sales decreased 1.0% to 8.2% of restaurant sales during the first six months of 2011 compared to 9.2% of restaurant sales during the prior year period.

Preopening Expense.  We did not incur any preopening expense during the first six months of 2011 as no new restaurants are currently scheduled to open during 2011. We incurred $0.1 million in preopening expense during the first half of 2010 related to the new Baltimore restaurant that opened in October 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.2 million, or 6.4% to $3.0 million during the first six months of 2011 from $2.8 million during the prior year period. The increase in depreciation and amortization expense is due to depreciation expense for one restaurant that opened in October 2010. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.4%, to 6.0% during the first half of 2011 from 6.4% during the prior year period, reflecting leverage of these fixed costs from higher average weekly sales.

Provision for Income Taxes.  During the first half of 2011, we recorded a $25,000 provision for income taxes compared to $10,000 during the prior year period. The provision for the first six months of 2011 primarily reflects income taxes for certain states in which we operate that do not calculate tax based upon net income. The provision for the first half of 2010 reflected the benefit of an anticipated refund of prior year taxes due to a change in tax legislation regarding net operating loss carrybacks, partially offset by state taxes.

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

The following tables set forth, for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30, 2011	December 31, 2010
Cash and short-term investments	$4,470	$2,729
Net working capital (deficit)(1)	(2,154)	(4,878)

(1) The working capital deficits at June 30, 2011 and December 31, 2010, are primarily attributable to accruals for payroll and professional fees.

	Six Months Ended June 30,
	2011	2010
Cash provided by operating activities	$2,926	$2,279
Capital expenditures	922	1,559

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

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $4.5 million in addition to cash flow from operations is sufficient to fund planned remodels of existing restaurants, moderate new restaurant development and lease termination costs on certain underperforming restaurants. Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. As of June 30, 2011, we had a working capital deficit of $2.2 million, a decrease of $2.7 million from December 31, 2010, as a result of cash flows generated from operations during the first six months of 2011. We plan to reduce this deficit further through cost containment efforts and cash flow from operations. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Equipment Loans

As of June 30, 2011, we had three equipment term loans with a lender. The aggregate outstanding principal balance of these loans was $335,000 at June 30, 2011. The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $41,000. The loans mature between October 2011 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year. We were in compliance with all such financial covenants as of December 31, 2010.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$2,926	$2,279
Investing activities	(973)	4,562
Financing activities	(213)	(6,130)
Net increase in cash and cash equivalents	$1,740	$711

Operating Activities.  Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $2.9 million of net cash during the first six months of 2011. The net increase in cash from operating activities for the first half of 2011 in comparison to the first half of 2010, is primarily the result of higher net income partially offset by a reduction in accounts payable, accrued expenses and deferred rent.

Investing Activities. Our capital expenditures for the six months ended June 30, 2011 were $0.9 million and were primarily attributable to contractor payments for our Baltimore, Maryland restaurant that opened during October 2010 and remodeling costs for existing restaurants. Investing activities for the six months ended June 30, 2010 reflect contractor payments for the new Baltimore restaurant that opened in October 2010 and two restaurants that opened during the second half of 2009, as well as proceeds from the sale of $5.8 million in auction rate securities and $0.3 million in other investments.

Financing Activities.  Net cash used in financing activities was $0.2 million for the six months ended June 30, 2011, reflecting $0.3 million in principal payments on equipment loans offset by $0.1 million in proceeds from stock issued as part of our stock option and employee stock purchase plans. Net cash used in financing activities for the first half of 2010 was $6.1 million, reflecting the repayment of $5.8 million under our line of credit and $0.4 million in principal payments on equipment loans.

Critical Accounting Policies

Critical accounting policies are those that we believe ae most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective, or complex judgments.  Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Stockholder Derivative Action

On February 6, 2009, Samuel Beren (“Beren” or “plaintiff”), as trustee for the Samuel Beren Trust, served a demand on us pursuant to Section 220 of Delaware’s General Corporation Law (the “DGCL”), which requested that we make available for inspection certain books and records. During April 2009, Beren, as trustee for the Samuel Beren Trust, commenced a purported stockholder derivative action in the Court of Chancery of the State of Delaware. The derivative action purportedly was brought on behalf of us against our directors and the purchasers of our promissory notes issued during March 2009, for alleged breaches of fiduciary duties by our directors, and for aiding and abetting such breaches by the purchasers of our promissory notes. We also were named as a nominal defendant in the derivative action. The derivative action sought unspecified damages, interest, reasonable attorneys’ fees, expert witness fees, and other costs.

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

On February 22, 2011, the plaintiff filed an amended complaint including a claim for corporate waste. On March 14, 2011, the director defendants filed a motion to dismiss the amended complaint. During June 2011, the plaintiff informed us that he did not want to pursue this matter any longer and requested a voluntary dismissal with prejudice. On July 6, 2011, the Court of Chancery of the State of Delaware granted the dismissal with prejudice as to the named plaintiff.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2010. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.      Defaults Upon Senior Securities

Not applicable.

Item 4.      (Removed and Reserved).

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

Exhibit Number	Exhibit

10.28	Separation Agreement dated as of June 3, 2011 between the Company and Marc A. Buehler. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and (iv) the notes to the Unaudited Consolidated Financial Statements.

(1) Incorporated by reference to the Registrant’s Form 8-K filed on June 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.
/s/ Michael A. Nahkunst Michael A. Nahkunst Interim President and Chief Executive Officer (Principal Executive Officer)
Date: August 1, 2011	/s/ Mark S. Robinow Mark S. Robinow Executive Vice President, Chief Financial Officer, and Secretary (Principal Accounting and Financial Officer)