Form 10-Q
period 2011-09-30
KONA GRILL INC
filed 2011-11-10
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☐      No ☒

As of October 31, 2011, there were 9,378,896 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,843	$2,555
Investments	175	174
Receivables	5	10
Other current assets	1,239	1,212
Total current assets	7,262	3,951
Other assets	708	650
Property and equipment, net	33,800	37,459
Total assets	$41,770	$42,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,675	$2,279
Accrued expenses	6,548	6,046
Current portion of notes payable	219	504
Total current liabilities	8,442	8,829
Notes payable	—	132
Deferred rent	14,160	16,110
Total liabilities	22,602	25,071
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,495,096 shares issued and 9,378,896 shares outstanding at September 30, 2011; 9,302,995 shares issued and 9,186,795 shares outstanding at December 31, 2010	95	93
Additional paid-in capital	59,129	58,232
Accumulated deficit	(39,056)	(40,336)
Treasury stock, at cost, 116,200 shares at September 30, 2011 and December 31, 2010	(1,000)	(1,000)
Total stockholders’ equity	19,168	16,989
Total liabilities and stockholders’ equity	$41,770	$42,060

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Restaurant sales	$23,838	$20,560	$70,591	$61,614
Costs and expenses:
Cost of sales	6,372	5,623	19,251	16,430
Labor	7,815	7,081	23,365	21,367
Occupancy	1,742	1,634	5,125	4,888
Restaurant operating expenses	3,538	3,315	10,627	9,565
General and administrative	2,117	1,446	6,147	5,456
Preopening expense	—	382	—	509
Depreciation and amortization	1,474	1,371	4,419	4,138
Total costs and expenses	23,058	20,852	68,934	62,353
Income (loss) from operations	780	(292)	1,657	(739)
Nonoperating income (expense):
Interest income and other, net	—	—	2	51
Interest expense	(26)	(4)	(47)	(119)
Income (loss) from continuing operations before provision for income taxes	754	(296)	1,612	(807)
Provision for income taxes	19	—	44	10
Income (loss) from continuing operations	735	(296)	1,568	(817)
Loss from discontinued operations, net of tax	(146)	(145)	(288)	(269)
Net income (loss)	$589	$(441)	$1,280	$(1,086)

Net income (loss) per share – Basic and Diluted:
Income (loss) from continuing operations	$0.08	$(0.03)	$0.17	$(0.09)
Loss from discontinued operations, net of tax	(0.02)	(0.02)	(0.03)	(0.03)
Net income (loss)	$0.06	$(0.05)	$0.14	$(0.12)

Weighted average shares used in computation:
Basic	9,256	9,168	9,224	9,163
Diluted	9,454	9,168	9,398	9,163

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net income (loss)	$1,280	$(1,086)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,454	4,178
Stock-based compensation expense	357	329
Loss on disposal of assets	108	—
Change in operating assets and liabilities:
Receivables	5	174
Other current assets	(27)	(45)
Accounts payable	(354)	(615)
Accrued expenses	502	90
Deferred rent	(1,950)	205
Net cash provided by operating activities	4,375	3,230

Investing activities
Purchase of property and equipment	(1,153)	(3,478)
(Increase) decrease in other assets	(58)	15
Net purchases and sales of investments	(1)	6,108
Net cash (used in) provided by investing activities	(1,212)	2,645

Financing activities
Repayments on line of credit	—	(5,800)
Repayments of notes payable	(417)	(531)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	542	63
Net cash provided by (used in) financing activities	125	(6,268)

Net increase (decrease) in cash and cash equivalents	3,288	(393)
Cash and cash equivalents at the beginning of the period	2,555	2,404
Cash and cash equivalents at the end of the period	$5,843	$2,011

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$27	$79

Noncash investing activities
Decrease in accounts payable related to property and equipment	$(250)	$(208)

 See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of mainstream American dishes and award-winning sushi that are prepared fresh daily. We own and operate 23 restaurants in 16 states throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

2.	Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. We maintain a guest loyalty club (the KonavoreTM program), an email-based marketing program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. The KonavoreTM loyalty program offers members a discount coupon upon enrolling in the program and a discount coupon for a member’s birthday. These coupons are recognized upon redemption and recorded in the financial statements as a sales discount. Costs associated with the redemption of a promotion in the form of a coupon for discounted product are recorded in cost of sales as these coupons are typically redeemed with purchase of additional food and beverage items. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

3.	Discontinued Operations

As part of ongoing profitability initiatives, we closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011. The decision to close these restaurants was based on these restaurants’ past and present operating performance and projected future results. We entered into an amendment with the landlord of the West Palm Beach restaurant that provided for the early termination of the lease on July 31, 2011. Under the lease amendment, we paid an early termination fee and agreed not to remove certain restaurant equipment from the premises. We closed the Sugar Land location on September 21, 2011.

During the third quarter of 2011, we recognized $1,050,000 related to estimated and actual lease termination costs for the two restaurants closed during the quarter and $211,000 for severance, relocation, and other exit costs. The lease termination and exit cost accrual is included in accrued expenses on the consolidated balance sheets. These costs are partially offset by deferred rent write-offs of $1,260,000. We also recognized $53,000 in non-cash asset impairment charges related to the write-off of equipment and furniture left at the closed restaurants. We previously recognized non-cash asset impairment charges of $5,204,000 associated with these restaurants during 2009.

We determined that the closures met the criteria for classification as discontinued operations as of September 30, 2011. As a result, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of operations for all periods presented. Loss from discontinued operations, net of tax is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restaurant sales	$672	$1,045	$3,317	$3,730

Loss from discontinued operations before income taxes	$(155)	$(145)	$(297)	$(269)
Income tax benefit	9	—	9	—
Loss from discontinued operations, net of tax	$(146)	$(145)	$(288)	$(269)

The following table presents a rollforward of lease termination and exit costs (in thousands):

	Balance at December 31, 2010	Additions	Payments	Balance at September 30, 2011
Lease termination	$—	$1,050	$(533)	$517
Severance, relocation and other exit costs	—	211	(136)	75
Lease termination and exit costs	$—	$1,261	$(669)	$592

4.	Fair Value Measurements

We held investments in certificates of deposit totaling $175,000 at September 30, 2011, which are currently classified as available-for-sale securities. These securities are valued at the original purchase price plus accrued interest and are held with a major financial institution. We have not experienced any losses on these investments to date, and we believe that we are not exposed to significant risk of loss on these investments.

5.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$735	$(296)	$1,568	$(817)
Loss from discontinued operations, net of tax	(146)	(145)	(288)	(269)
Net income (loss)	$589	$(441)	$1,280	$(1,086)
Denominator:
Weighted average shares — Basic	9,256	9,168	9,224	9,163
Effect of dilutive stock options and warrants	198	—	174	—
Weighted average shares — Diluted	9,454	9,168	9,398	9,163

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.08	$(0.03)	$0.17	$(0.09)
Loss from discontinued operations, net of tax	(0.02)	(0.02)	(0.03)	(0.03)
Net income (loss)	$0.06	$(0.05)	$0.14	$(0.12)

For the three and nine months ended September 30, 2010, there were 1,000,000 stock options and warrants outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

6.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Accrued payroll	$2,250	$2,129
Sales taxes	859	816
Gift cards	785	1,140
Lease termination and exit costs	592	—
Business and income taxes	586	711
Accrued occupancy	347	233
Other	1,129	1,017
	$6,548	$6,046

7.	Notes Payable

Equipment Loans

As of September 30, 2011, we had three equipment term loans with a lender. The aggregate outstanding principal balance of these loans was $219,000 at September 30, 2011. The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $41,000. The loans mature between October 2011 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year. We were in compliance with all such financial covenants as of December 31, 2010.

8.	Stock-Based Compensation

We maintain stock award plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. Upon effectiveness of the 2005 Stock Award Plan, the 2002 Stock Award Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise, accrue to the 2005 Stock Award Plan. We typically grant non-qualified stock options with an exercise price at the fair market value of the underlying common stock on the date of grant and such options expire five years from the date of grant.  Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each quarter over a one-year period. A total of 1,450,000 shares of common stock have been reserved for issuance under our plans of which 232,971 shares were available for grant as of September 30, 2011.

The fair value of stock options granted during the nine months ended September 30, 2011 and 2010 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2011	2010
Expected volatility	60.0%	64.3%
Risk-free interest rate	1.5%	1.7%
Expected option life (in years)	3.6	3.7
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.45	$1.64

The following table summarizes activity under our stock award plans for the nine months ended September 30, 2011:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2010	884,806	$6.28
Granted	285,750	5.53
Forfeited	(214,500)	7.47
Exercised	(213,375)	3.19
Outstanding options at September 30, 2011	742,681	$6.53	3.1 years	$804,000
Exercisable at September 30, 2011	373,677	$8.44	2.5 years	$325,000

We recognized stock-based compensation expense of $177,000 and $121,000 during the three months ended September 30, 2011 and 2010, respectively, and $357,000 and $329,000 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, there was $542,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.5 years.

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

Overview

We own and operate 23 restaurants located in 16 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per guest, offers our guests an attractive price-value proposition.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Customer traffic and sales patterns have shown improvement throughout 2010 and 2011 as evidenced by the sequential improvement in our comparable restaurant sales for eight consecutive quarters. For the quarter ended September 30, 2011, our comparable restaurant sales increased 10.6% from the prior year period. We believe continued improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

As part of ongoing profitability initiatives, we closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011. The decision to close these restaurants was based on these restaurants’ past and present operating performance and projected future results and is consistent with our strategy to eliminate unprofitable locations. The closure of these two underperforming restaurants enables us to focus on our existing restaurant portfolio while also allowing us to concentrate on developing new restaurants scheduled to open in 2012 and beyond. As a result of the restaurant closures, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of operations for all periods presented.

We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. One of our recent openings is trending lower than our targeted volume during the current economic environment.  Our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness.

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

Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. Same-store sales results for the comparable restaurant base include the results of closed restaurants for quarters during which they were in operation for the entire quarter. Same-store sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount.  Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

Discontinued Operations. Discontinued operations include the historical operating results as well as lease termination and exit costs attributable to closed restaurants.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restaurant sales growth	15.9%	7.9%	14.6%	7.6%
Same-store sales percentage change (1)	10.6%	0.0%	9.2%	(0.9	) %
Average weekly sales – comparable restaurant base (2)	$79,800	$72,100	$77,750	$71,200
Average unit volume (in thousands) (2)	$1,038	$932	$3,036	$2,853
Sales per square foot (2)	$147	$132	$430	$404
Restaurant operating profit (in thousands) (3)	$4,371	$2,907	$12,223	$9,364
Restaurant operating profit as a percentage of sales (3)	18.3%	14.1%	17.3%	15.2%

(1)  Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base.  In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. Same-store sales results for the comparable restaurant base include the results of closed restaurants for quarters during which they were in operation for the entire quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Restaurant sales	$23,838	$20,560	$70,591	$61,614
Costs and expenses:
Cost of sales	6,372	5,623	19,251	16,430
Labor	7,815	7,081	23,365	21,367
Occupancy	1,742	1,634	5,125	4,888
Restaurant operating expenses	3,538	3,315	10,627	9,565
Restaurant operating profit	4,371	2,907	12,223	9,364
Deduct – other costs and expenses
General and administrative	2,117	1,446	6,147	5,456
Preopening expense	—	382	—	509
Depreciation and amortization	1,474	1,371	4,419	4,138
Income (loss) from operations	$780	$(292)	$1,657	$(739)

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.7	27.3	27.3	26.7
Labor	32.8	34.4	33.1	34.7
Occupancy	7.3	7.9	7.3	7.9
Restaurant operating expenses	14.8	16.1	15.1	15.5
Restaurant operating profit	18.3	14.1	17.3	15.2
Deduct – other costs and expenses
General and administrative	8.9	7.0	8.7	8.9
Preopening expense	0.0	1.9	0.0	0.8
Depreciation and amortization	6.2	6.7	6.3	6.7
Income (loss) from operations	3.3%	(1.4)%	2.3%	(1.2)%

Certain percentage amounts do not sum to total due to rounding.

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010
Beginning of period	25	24
Openings	—	1
Closings	(2)	—
End of period	23	25

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.7	27.3	27.3	26.7
Labor	32.8	34.4	33.1	34.7
Occupancy	7.3	7.9	7.3	7.9
Restaurant operating expenses	14.8	16.1	15.1	15.5
General and administrative	8.9	7.0	8.7	8.9
Preopening expense	0.0	1.9	0.0	0.8
Depreciation and amortization	6.2	6.7	6.3	6.7
Total costs and expenses	96.7	101.4	97.7	101.2
Income (loss) from operations	3.3	(1.4)	2.3	(1.2)
Nonoperating income (expense):
Interest income and other, net	0.0	0.1	0.0	0.1
Interest expense	(0.1)	(0.0)	(0.1)	(0.2)
Income (loss) from continuing operations before provision for income taxes	3.2	(1.4)	2.2	(1.3)
Provision for income taxes	0.1	0.0	0.0	0.0
Income (loss) from continuing operations	3.1	(1.4)	2.2	(1.3)
Loss from discontinued operations, net of tax	(0.6)	(0.7)	(0.4)	(0.4)
Net income (loss)	2.5%	(2.1)%	1.8%	(1.8)%

Certain percentage amounts do not sum to total due to rounding.

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Restaurant Sales.  Restaurant sales increased $3.3 million, or 15.9% to $23.8 million during the third quarter of 2011 from $20.6 million during the third quarter of 2010. The $3.3 million increase in restaurant sales is attributable to a 10.6% increase in comparable restaurant sales and $1.1 million in sales generated by our Baltimore, Maryland restaurant which opened in October 2010. The increase in comparable restaurant sales resulted from a 2.5% increase in guest traffic, higher average check per guest aided by new menu offerings, and an estimated effective menu price increase of approximately 3.3%.

Cost of Sales.  Cost of sales increased $0.7 million, or 13.3% to $6.4 million during the third quarter of 2011 from $5.6 million during the prior year period. The increase was primarily the result of the opening of the new Baltimore restaurant in October 2010 and incremental food and liquor costs associated with higher sales volumes. As a percentage of restaurant sales, cost of sales decreased 0.6% to 26.7% during the third quarter of 2011 from 27.3% during the third quarter of 2010. The decrease in cost of sales as a percentage of restaurant sales during the third quarter of 2011 reflects cost savings from various purchasing and culinary initiatives as well as leverage from the 3.3% menu price increase.

Labor.  Labor costs for our restaurants increased $0.7 million, or 10.4% to $7.8 million during the third quarter of 2011 from $7.1 million during the third quarter of 2010. The increase was primarily the result of the opening of the new Baltimore restaurant in October 2010 and increased staffing levels to support higher average weekly sales. Labor expenses as a percentage of restaurant sales decreased 1.6% to 32.8% during the third quarter of 2011 from 34.4% during the prior year period. The decrease in labor costs as a percentage of restaurant sales was primarily due to our ability to leverage fixed management wages and hourly labor expenses resulting from the 10.6% increase in comparable restaurant sales.

 Occupancy.  Occupancy expenses increased $0.1 million, or 6.6% to $1.7 million during the third quarter of 2011 from $1.6 million during the third quarter of 2010. The increase in occupancy expenses is attributable to occupancy expenses associated with the new Baltimore restaurant that opened in October 2010 and an increase in percentage rent charges for certain locations based upon higher sales volumes. Occupancy expenses as a percentage of restaurant sales decreased 0.6% to 7.3% during the third quarter of 2011 from 7.9% during the prior year period. The decrease in occupancy costs as a percentage of sales reflects increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses.  Restaurant operating expenses increased $0.2 million, or 6.7% to $3.5 million during the third quarter of 2011 from $3.3 million during the prior year period. The increase in restaurant operating expenses is attributable to the opening of the new Baltimore restaurant in October 2010. Restaurant operating expenses as a percentage of restaurant sales decreased 1.3% to 14.8% during the third quarter of 2011, as compared to 16.1% during the third quarter of 2010, reflecting the leverage of fixed and variable operating costs from higher average weekly sales.

General and Administrative.  General and administrative expenses increased $0.7 million, or 46.4% to $2.1 million during the third quarter of 2011 compared to $1.4 million during the third quarter of 2010. The increase in general and administrative expenses during the third quarter of 2011 is attributable to higher incentive compensation expense related to our 2011 financial performance and increased legal and professional fees. General and administrative expenses as a percentage of restaurant sales increased 1.9% to 8.9% of restaurant sales during the third quarter of 2011, as compared to 7.0% during the third quarter of 2010.

Preopening Expense.  We did not incur any preopening expense during the third quarter of 2011, as no new restaurants are currently scheduled to open during 2011. We incurred $0.4 million in preopening expense during the third quarter of 2010 related to our new Baltimore restaurant that opened in October 2010. Preopening expense varies each quarter based upon the number of restaurants opened and the timing of new restaurant openings as the majority of preopening expense is incurred during the two months preceding an opening.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.1 million, or 7.5%, to $1.5 million during the third quarter of 2011 from $1.4 million during the prior year period. The increase in depreciation and amortization expense is attributable to depreciation expense for one restaurant that opened in October 2010. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.5%, to 6.2% during the third quarter of 2011 from 6.7% during the prior year period reflecting leverage of these fixed costs from higher average weekly sales.

Discontinued Operations. Discontinued operations represent the historical operating results as well as lease termination and exit costs attributable to the two restaurants closed during the third quarter of 2011. See Note 3 to the Unaudited Consolidated Financial Statements.  Our loss from discontinued operations was nearly unchanged at $146,000 in the third quarter of 2011 compared to $145,000 in the prior year period.

Provision for Income Taxes.  During the third quarter of 2011, we recorded a provision for income taxes of $19,000, primarily for state taxes.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Restaurant Sales.  Restaurant sales increased by $9.0 million, or 14.6% to $70.6 million during the first nine months of 2011 from $61.6 million during the prior year period, primarily attributable to a 9.5% increase in comparable restaurant sales and restaurant sales generated from the opening of the new Baltimore restaurant in October 2010. The increase in comparable restaurant sales is due to a 3.0% increase in guest traffic, higher average guest check aided by new menu offerings, and an estimated effective menu price increase of approximately 2.4%.

Cost of Sales.  Cost of sales increased $2.8 million, or 17.2% to $19.2 million during the first nine months of 2011 from $16.4 million during the first nine months of 2010. The increase in cost of sales during the first nine months of 2011 reflects year-over-year cost increases for certain seafood, produce, dry goods, and dairy ingredients coupled with costs of sales associated with the new Baltimore restaurant opened in October 2010 and incremental food and liquor costs associated with higher sales volumes. Cost of sales as a percentage of restaurant sales increased 0.6% to 27.3% during the first nine months of 2011 from 26.7% during the prior year period. The increase in cost of sales as a percentage of sales is attributable to higher commodity prices, upgrades of certain food ingredients as part of our menu evolution project and increased discounts for free products offered as part of our KonavoreTM loyalty and other marketing programs. The food and beverage portion of these marketing programs is recorded in cost of sales.

Labor.  Labor costs for our restaurants increased $2.0 million, or 9.4% to $23.4 million during the first nine months of 2011 from $21.4 million during the prior year period. The increase was primarily due to the opening of the new Baltimore restaurant in October 2010 and incremental labor costs to support the 9.5% growth in comparable restaurant sales.  As a percentage of restaurant sales, labor costs decreased 1.6% to 33.1% during the first nine months of 2011 from 34.7% during the first nine months of 2010. The decrease in labor costs as a percentage of restaurant sales was primarily due to our ability to leverage fixed management wages and hourly labor expenses resulting from the 9.5% increase in comparable restaurant sales.

Occupancy.  Occupancy expense increased $0.2 million, or 4.8% to $5.1 million during the first nine months of 2011 from $4.9 million during the prior year period. The increase in occupancy expenses is attributable to occupancy expenses associated with the new Baltimore restaurant that opened in October 2010 and an increase in percentage rent charges for certain locations based upon higher sales volumes. Occupancy expenses as a percentage of restaurant sales decreased 0.6% to 7.3% during the first nine months of 2011 from 7.9% during the first nine months of 2010. The decrease in occupancy costs as a percentage of sales reflects increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses.  Restaurant operating expenses increased by $1.1 million, or 11.1% to $10.6 million during the first nine months of 2011 from $9.5 million during the prior year period. The increase in restaurant operating expenses is attributable to the opening of the new Baltimore restaurant in October 2010, coupled with an increase in the variable portion of operating expenses associated with higher average weekly sales volumes. Restaurant operating expenses as a percentage of restaurant sales decreased 0.4% to 15.1% during the first nine months of 2011 from 15.5% during the prior year period. The reduction in restaurant operating expenses as a percentage of sales is attributable to increased leverage of fixed operating costs resulting from higher average weekly sales.

General and Administrative.  General and administrative expenses increased $0.7 million, or 12.7% to $6.1 million during the first nine months of 2011 from $5.4 million during the prior year period. The increase in general and administrative expenses is primarily due to $0.3 million in severance and related charges associated with the resignation of our former CEO and higher incentive compensation expense related to our 2011 financial performance. General and administrative expenses as a percentage of restaurant sales decreased 0.2% to 8.7% of restaurant sales during the first nine months of 2011 compared to 8.9% of restaurant sales during the prior year period.

Preopening Expense.  We did not incur any preopening expense during the first nine months of 2011 as no new restaurants are currently scheduled to open during 2011. We incurred $0.5 million in preopening expense during the first nine months of 2010 related to the new Baltimore restaurant that opened in October 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.3 million, or 6.8% to $4.4 million during the first nine months of 2011 from $4.1 million during the prior year period. The increase in depreciation and amortization expense is due to depreciation expense for one restaurant that opened in October 2010. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.4% to 6.3% during the first nine months of 2011 from 6.7% during the prior year period, reflecting leverage of these fixed costs from higher average weekly sales.

Discontinued Operations. Discontinued operations represent the historical operating results as well as lease termination and exit costs attributable to the two restaurants closed during the third quarter of 2011. See Note 3 to the Unaudited Consolidated Financial Statements.  Our loss from discontinued operations was relatively flat at $288,000 during the first nine months of 2011 compared to $269,000 in the first nine months of 2010.

Provision for Income Taxes.  During the first nine months of 2011, we recorded a $44,000 provision for income taxes compared to $10,000 during the prior year period. The provision for the first nine months of 2011 primarily reflects income taxes for certain states in which we operate that do not calculate tax based upon net income. The provision for the first nine months of 2010 reflected the benefit of an anticipated refund of prior year taxes due to a change in tax legislation regarding net operating loss carrybacks, partially offset by state taxes.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	timing of new restaurant openings and related expenses;
●	fluctuations in commodity and food protein prices;
●	restaurant operating costs and preopening costs for our newly-opened restaurants, which are often materially greater during the first several months of operation than thereafter;
●	labor availability and costs for hourly and management personnel;
●	profitability of our restaurants, especially in new markets;
●	increases and decreases in comparable restaurant sales;
●	impairment of long-lived assets and any loss on restaurant closures;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	outside shareholder activities;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30, 2011	December 31, 2010
Cash and short-term investments	$6,018	$2,729

Net working capital (deficit)(1)	(1,180)	(4,878)

(1) The working capital deficits at September 30, 2011 and December 31, 2010, are primarily attributable to accruals for payroll and professional fees. The working capital deficit at September 30, 2011 also includes lease termination and exit costs related to our two closed restaurants.

	Nine Months Ended September 30,
	2011	2010
Cash provided by operating activities	$4,375	$3,230

Capital expenditures	1,153	3,478

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

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $6.0 million in addition to cash flow from operations will be sufficient to fund planned remodels of existing restaurants, moderate new restaurant development and lease termination costs on the two closed restaurants. Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. As of September 30, 2011, we had a working capital deficit of $1.2 million, a decrease of $3.7 million from December 31, 2010, as a result of cash flows generated from operations during the first nine months of 2011. We plan to reduce this deficit further through cost containment efforts and cash flow from operations. Financing to construct new restaurants may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Equipment Loans

As of September 30, 2011, we had three equipment term loans with a lender. The aggregate outstanding principal balance of these loans was $219,000 at September 30, 2011. The loans bear interest at rates ranging from 7.9% to 8.5% and require monthly principal and interest payments aggregating approximately $41,000. The loans mature between October 2011 and June 2012. The loans also require us to maintain certain financial covenants, including a Fixed Charge Coverage Ratio of 1.25:1.00 calculated at the end of each calendar year. We were in compliance with all such financial covenants as of December 31, 2010.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2011	2010
Net cash provided by (used in):
Operating activities	$4,375	$3,230
Investing activities	(1,212)	2,645
Financing activities	125	(6,268)
Net increase (decrease) in cash and cash equivalents	$3,288	$(393)

Operating Activities.  Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $4.4 million of net cash during the first nine months of 2011. The net increase in cash from operating activities for the first nine months of 2011 in comparison to the first nine months of 2010, is primarily the result of higher net income partially offset by a reduction in accounts payable and deferred rent.

Investing Activities. Capital expenditures for the nine months ended September 30, 2011 were $1.2 million and were primarily attributable to contractor payments for our Baltimore, Maryland restaurant that opened during October 2010 and remodeling costs for existing restaurants. Investing activities for the nine months ended September 30, 2010 reflect contractor payments for the new Baltimore restaurant that opened in October 2010 and two restaurants that opened during the second half of 2009, as well as proceeds from the sale of $5.8 million in auction rate securities and $0.3 million in other investments.

Financing Activities.  Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2011, reflecting $0.5 million in proceeds from stock issued as part of our stock option and employee stock purchase plans partially offset by $0.4 million in principal payments on equipment loans. Net cash used in financing activities for the first nine months of 2011 was $6.3 million, reflecting the repayment of $5.8 million under our line of credit and $0.5 million in principal payments on equipment loans.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    (Removed and Reserved).

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits

Exhibit Number	Exhibit
10.29	Employment Agreement, dated as of October 24, 2011, between the Company and Michael A. Nahkunst. (1)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 and (iv) the notes to the Unaudited Consolidated Financial Statements.
________________
(1)	Incorporated by reference to the Registrant’s Form 8-K filed on October 26, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.

/s/ Michael A. Nahkunst
Michael A. Nahkunst
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Mark S. Robinow
Mark S. Robinow
Executive Vice President, Chief Financial
Officer, and Secretary (Principal
Accounting and Financial Officer)

Date: November 10, 2011