Form 10-K
period 2011-12-31
KONA GRILL INC
filed 2012-03-14
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer  ☐       Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011, was $29,173,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 29, 2012, there were 8,795,132 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2011, are incorporated by reference into Part III of this report.
RDGPreambleEnd

KONA GRILL, INC.

Annual Report on Form 10-K

For the Year Ended December 31, 2011

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

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates 23 upscale  casual restaurants in 16 states. Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American food, internationally influenced appetizers and entrees and an extensive selection of award-winning sushi. Our menu items are prepared from scratch and incorporate over 40 signature sauces and dressings, creating memorable flavor profiles that appeal to a diverse group of guests. Our menu offerings are complemented by a full service bar offering a broad assortment of wines, specialty drinks, and beers.  We believe that our innovative high-quality recipes, generous portions, and flexible price points provide guests exceptional value and allows us to attract a diverse customer base.

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

We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States. Our primary growth objective is to gradually expand the Kona Grill concept in selected markets over the next several years. We intend to continue developing Kona Grill restaurants in high quality, densely populated areas in both new and existing markets. We believe our concept has the potential for over 100 restaurants nationwide.

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:

•
Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared, high quality food that includes a diverse selection of mainstream American selections, a variety of appetizers and entrees with an international influence, and award-winning sushi to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from scratch using original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 signature sauces and dressings create memorable flavor profiles and further differentiate our menu items. With an average check during 2011 of approximately $24 per guest, we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our guests.

•
Distinctive Upscale Casual Dining Experience. Our upscale casual dining concept captures some of the best elements of fine dining including a variety of exceptional food, attentive service, and an extensive wine and drink list, and combines them with more casual qualities, like a broad menu with attractive price points and a choice of environments to fit any dining occasion. Our creative menu, personalized service, and contemporary restaurant design blend together to create a great polished casual dining experience. We design our restaurants with a unique layout and utilize modern, eye-catching design elements such as our signature saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral. Our multiple dining areas provide guests with a number of distinct dining environments and atmospheres to suit a range of dining occasions. Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our concept.

•
Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where guests can enjoy one of our alcoholic beverage offerings, while providing a place to be seen and see others. Our patio is a popular place for younger clientele and industry professionals to enjoy our high-value happy hour and reverse happy hour offerings. Our patio, including our enclosed patio in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Sales during these non-peak periods accounted for 22.7% of our total sales during 2011, which we believe provides us with a competitive advantage.

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

•
Multiple Daypart Model. Our appetizers, flatbreads, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared allowing guests to dine with us during traditional lunch and dinner meal periods as well as between customary dining periods such as in the late afternoon and late night. The lively ambiance of our patio and bar areas provides an energetic social forum that attracts a young professional clientele during non-peak periods, as well as provides a unique atmosphere for all of our guests to enjoy before or after they dine with us. Our sushi bar provides another dining venue for guests while offering a wide selection of creative and flavorful menu items for our health conscious guests. We believe that our ability to attract guests throughout the day distinguishes us from many other casual dining chains and helps us maximize sales and leverage our fixed operating costs.

•
Attractive Unit Economics. During 2011, the average unit volume of our comparable base restaurants was $4.1 million, or $572 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverage fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for our new restaurants to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expenses. Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

Growth Strategy

We believe that there are significant opportunities to grow our sales and increase our brand awareness throughout the United States. The following sets forth the key elements of our growth strategy.

Pursue Disciplined Restaurant Growth

We adhere to a disciplined site selection process. We review potential sites in both new and existing markets that meet our demographic, real estate, and investment criteria. We also utilize an empirical site selection model to ensure that potential sites meet our strict site selection criteria. We currently have no lease commitments signed for new restaurant development; however, we are in ongoing discussions with landlords regarding the availability of quality sites.

Our growth strategy includes developing restaurants in new and existing markets that have the appropriate demographics to support multiple restaurants. Operating multiple restaurants in existing markets enables us to leverage our brand equity as well as gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we are well-known and we are able to utilize existing employees in new restaurants. Our expansion plans do not involve any franchised restaurant operations.

Grow Existing Restaurant Sales

Our goal for existing restaurants is to increase unit volumes through ongoing local and social marketing efforts and local market advertising designed to generate awareness and trial of our concept and increase the frequency of guest visits. During 2011, restaurant sales for our comparable base restaurants, which include those units open for more than 18 months, increased 8.8% compared to 2010 reflecting higher overall guest traffic and average guest check. Guests continue to manage their spending in this challenging macroeconomic environment and we expect our average weekly sales to continue to improve as the U.S. economy strengthens.

We continue to implement initiatives designed to increase sales at our restaurants. During 2011, we implemented our fourth and final phase of our menu evolution process designed to introduce creative new items to our menu, improve the flavor profile of certain menu items, and bring back the “wow” factor to the presentation of our dishes. We also periodically introduce food and drink promotions to keep our menu fresh and exciting while also providing a vehicle to test the popularity of new menu items. During 2011, we continued to grow our guest loyalty program, Konavore™, which has grown by over 100,000 members in 2011, a 77% growth increase since last year. We have utilized this e-mail based program to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. We have also increased our presence in social marketing and interactive advertising. Furthermore, we utilize a guest satisfaction survey across the entire brand to provide valuable feedback that our management team can respond to immediately. We believe we can generate additional sales through these programs at a reasonable expense per restaurant.

Leverage Depth of Existing Corporate Infrastructure

We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the United States. During the past two years, we made strategic investments in our corporate infrastructure including the hiring of senior personnel with significant restaurant experience. We continue to implement information systems and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our current growth strategy. We believe that we will be able to leverage our investments in corporate personnel and information systems and realize profits from the increasing sales volume that our company generates.

Unit Economics

We target a 35% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. We target our restaurants to achieve average annual unit volume of $4.5 million following 24 months of operations. During 2011, the average unit volume of our comparable base restaurants was $4.1 million, or $572 per square foot. Recent trends are lower than our targeted volume due to the current economic environment; however our average unit volumes improved by over 8% during 2011. The cash-based performance target for our restaurant operations do not include field supervision, corporate support expenses or non-cash items such as depreciation and amortization; and do not represent a targeted return on investment in our common stock.

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

Our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2011.

2011 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)
Lunch (Open to 3 p.m.)	$22,098	23.6%
Dinner (5 p.m. to 9 p.m.)	50,304	53.7%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	21,255	22.7%
Total All Day	$93,657	100.0%

Menu

Our menu offers guests a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including a broad selection of award-winning sushi. This broad menu is an important factor in differentiating ourselves from other upscale casual dining competitors. We are widely recognized for our selection of over 40 signature sauces and dressings. Our sauces and dressings distinguish and complement our dishes, creating delicious flavor profiles and artistic presentations for guests. All of our menu items are prepared from scratch using fresh high quality ingredients and adhere to food standards that we believe are much closer to fine dining than typical casual dining.

Our menu features a selection of appetizers, salads, soups, flatbreads, sandwiches, noodles, seafood, signature entrees, and desserts. We round out our menu with over 60 hand-made award-winning sushi choices. Our appetizers include socially interactive items that can be eaten individually or easily shared amongst guests such as our Ahi Wonton Crisps, Chicken Satay, and Sweet and Spicy Shrimp. Our signature entrees feature various sauces and offer guests generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with shoyu-cream sauce and accompanied by parmesan garlic mashed potatoes and haircot vert. Other favorites include Miso-Sake Marinated Sea Bass served with shrimp and pork fried rice and a seasonal vegetable and Pan-Seared Ahi Tuna served over steamed white rice with a sweet-chili sauce.

We are also known for our broad assortment of sushi that includes traditional favorites as well as distinct specialty items such as our Voodoo Roll made with spicy crawfish mix, avocado rolled inside of a seaweed paper, topped with a habanero tuna mix and chili masago, or the Bama Roll made with crab mix, cream cheese and jalapeno in soy paper topped with tuna, avocado, fish roe and spicy mayo. Our menu, coupled with an expansive selection of sushi, offers ample choices for health conscious guests, which the National Restaurant Association expects will continue to be a point of focus for consumers in the future.

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

The versatility of our menu enables us to provide guests with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods, as well as to serve guests’ requirements for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. We also offer group dining menus and sushi platters to provide additional opportunities to service our guests. In general our menu is consistent from location to location. We review our menu regularly and make enhancements to existing items or introduce new items based on guest feedback, which helps ensure that we are meeting the needs of our guests.

Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 25 selections of wines by the glass or bottle, and a broad selection of liquors and specialty cocktail drinks. During our weekday happy hour (3 p.m. to 7 p.m.) and  reverse happy hour (9 p.m. to 11 p.m.), we offer discounts on selected food and alcoholic beverage items. Happy hour times may vary by location due to local liquor laws. Alcoholic beverage sales represented approximately 31% of our total restaurant sales during 2011.

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

We showcase our signature saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral in each of our restaurants. Our bar surfaces are made of granite and complement our mahogany finishes to enhance our contemporary design. We use a variety of directional lighting to deliver a warm glow throughout our restaurants and we adjust our dining atmosphere throughout the day by adjusting the lighting, music, and the choice of television programming in our bar and patio areas. Our exhibition-style kitchens are brightly lit to display our kitchen staff at work. Our covered outdoor patio areas seat an average of 60 guests. We utilize heaters suspended from our roof structure to allow us to maximize the use of our patios throughout most of the year while avoiding obtrusive heating mechanisms that could detract from our upscale ambiance. We have enclosed the patio areas in certain of our colder climate locations allowing guests to utilize the patio area throughout the year.

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

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect food products throughout the preparation process. We provide detailed specifications to suppliers for food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel. Our restaurant general managers and executive chefs generally receive nine weeks of training while our other restaurant managers and sous chef receive seven weeks of training. We have an annual recertification training for all employees and each employee receives an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants.  During 2011, we implemented a ServSafe alcohol certification program, where every front of house employee is trained and tested to ensure we are providing responsible alcohol service.

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

Our goal is to maximize purchasing efficiencies and obtain the lowest possible prices for ingredients, products, and supplies, while maintaining the highest quality. Our corporate office coordinates national supply contracts, negotiates prices for food supply throughout all of our restaurants, monitors quality control and consistency of the food supplied to restaurants, and oversees delivery of food on a nationwide basis. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, we utilize an automated food cost and inventory system to assist each restaurant’s kitchen manager in determining daily order requirements for food ingredients, products, and supplies. The kitchen manager orders accordingly from approved suppliers and all deliveries are inspected to assure that the items received meet our quality specifications and negotiated prices.

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

Restaurant Operations

Executive and Restaurant Management

Our executive management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities. Restaurant management and our corporate office institute procedures to enhance efficiency, reduce costs and provide centralized and individual restaurant support systems. Our corporate operations team and district managers have primary responsibility for oversight of our restaurants and participate in analyzing restaurant-level performance and strategic planning. We employ four district managers who are each responsible for overseeing the restaurants in a specific region. The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and systems to enhance the efficiency of operations. In addition, our corporate team includes a senior director of culinary and purchasing, an executive chef and an executive sushi chef who educate, coach, and develop kitchen personnel, implement systems to improve the efficiency of kitchen operations, and develop new menu offerings.

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

We utilize an integrated information system to manage the flow of information within each of our restaurants and between each restaurant and our corporate office. This system includes an Aloha point-of-sales (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, and produce a variety of management reports. Our point of sale system is integrated with food cost and labor scheduling software as well as our financial reporting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.

We transmit electronically to our corporate office on a daily basis select information that is captured from the POS system. This information flow enables senior management to monitor operating results with daily and weekly sales analysis, detailed labor and food cost information, and comparisons between actual and budgeted operating results. We anticipate continually updating both our restaurant information systems and corporate office information systems to enhance operations. We believe our information systems are secure and scalable as we continue to build our brand.

Advertising and Marketing

Our ongoing advertising and marketing strategy consists of loyalty programs, social marketing, interactive advertising, various public relations activities, direct mail, and word-of-mouth recommendations. We believe that these mediums are a key component in driving guest trial and usage. In 2011, our marketing and advertising expenditures were $0.8 million, or 0.8% of restaurant sales. We expect to continue to invest in marketing, branding and advertising efforts, primarily to drive trial, increase comparable restaurant sales and build brand awareness.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. Several states have set minimum wage requirements higher than the current federal level. A significant number of hourly personnel at our restaurants are paid at rates related to state and federal minimum wage laws and, accordingly, state minimum wage increases implemented during the last three years have increased our labor costs. Increases in the minimum wage rate or the cost of workers’ compensation insurance, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our operating results. To our knowledge, we are in compliance in all material respects with all applicable federal, state, and local laws affecting our business.

Employees

As of February 17, 2012, we employed 1,898 people of whom 1,868 worked in our restaurants and 30 were corporate management and staff personnel. None of our employees are covered by a collective bargaining agreement. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.

Access to Information

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

Item 1A.	Risk Factors

Risks Related to Our Business

Our sales and ability to be profitable could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales.

While future sales growth will depend substantially on opening new restaurants, changes in comparable restaurant sales will also affect our sales growth and will continue to be a critical factor in generating future profits. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the higher profit margins associated with comparable restaurant sales. Comparable restaurant sales increased 8.8% and 0.9% during 2011 and 2010, respectively, but had declined 9.3% and 7.2% during 2009 and 2008, respectively. We expect comparable restaurant sales in 2012 to increase at a level lower than that achieved in 2011. However, the impact of ongoing weakness in consumer spending and other factors noted below, may lower our expectations for comparable restaurant sales.

Our ability to increase comparable restaurant sales depends on many factors, including the following:

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in difficult economic times;

•	consumer understanding and acceptance of the Kona Grill experience;

•	our ability to increase menu prices without adversely impacting guest traffic to such a degree that the impact of the decrease in guests equals or exceeds the benefit of the menu price increase;

•	executing our strategies effectively, including menu improvement initiatives and marketing and branding strategies, each of which may not drive an increase in guest traffic;

•	weather, road construction and other factors limiting access to our restaurants; and

•	changes in government regulation.

A number of these factors are beyond our control. As a result of these factors it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profitability would be adversely affected and our stock price would be likely to decline. Further, many of our competitors have substantially greater financial, marketing and other resources than we do and regional and national restaurant companies continue to expand their operations into our current and anticipated market areas.

We depend upon high levels of consumer traffic at the sites where our restaurants are located and any adverse change in consumer activity could negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, and lifestyle centers. We depend on high consumer traffic rates at these centers to attract guests to our restaurants. In general, such visit frequencies are significantly affected by many factors, including national, regional, or local economic conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, higher frequency of online shopping, changes in discretionary consumer spending, increasing gasoline prices, or otherwise. If visitor rates to these centers decline, our unit volumes could decline and adversely affect our results of operations, including recording an impairment charge for restaurants that are performing below expectations. During 2009, we recorded $16.9 million in asset impairment charges for six underperforming restaurants, including two restaurants that were closed during 2011. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

We have had relatively high turnover at the executive officer level and our inability to replace those roles on a timely basis could negatively impact our business.

Our success is highly dependent on our key executive officers and key operations personnel. Within the past six months, we have had a new Chief Executive Officer and a new Chief Financial Officer, while we have lost our Chief Operating Officer. While we believe that the current management team can undertake the tasks of those two officers, this increased responsibility does put additional burden on our existing staff.

We must be able to attract, retain and motivate a sufficient number of qualified management and operations personnel, including culinary and training personnel, district managers, general managers and executive chefs. The ability of these key personnel to maintain consistency in the quality and diversity of our menu offerings and service and hospitality for our guests is a critical factor in our future success. Our executive officers provide a vision for our company, execute our business strategy, and maintain consistency in the operating standards of our restaurants. Any failure to attract, retain, and motivate key personnel may harm our reputation and result in a loss of business. Our future success is highly dependent upon our ability to attract and retain certain key executive, operational and other employees.

We have a limited number of restaurants upon which to evaluate our company, and you should not rely on our history as an indication of our future results.

We currently operate 23 restaurants, approximately 22% of which have operated for less than three years.  Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:

•      our ability to execute effectively our business strategy;

•      our ability to successfully select and secure sites for our concept;

•      the operating performance of new and existing restaurants;

•      competition in our markets;

•      consumer trends; and

•      changes in political or economic conditions.

Our average unit volume and same-store sales may not increase at the rate achieved over recent periods. Average unit volumes for two of our restaurants opened within the last three years were significantly below the average unit volume of our comparable restaurant base. In addition, we closed a restaurant in Naples, Florida in September 2008, a restaurant in West Palm Beach, Florida in July 2011, and a restaurant in Sugar Land, Texas in September 2011 due to low sales volume. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.

We have a history of losses and we may not achieve long-term profitability.

Although we were profitable in 2011, we incurred net losses during each of the prior six years. We may find that efforts to achieve profitability are more difficult than we currently anticipate or that our remodel or expansion efforts do not result in proportionate increases in our sales, which would increase our losses. We cannot predict whether we will be able to achieve long-term profitability.

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

       As part of our expansion strategy, we have opened and plan to open restaurants in markets in which we have no prior operating experience and in which our brand may not be well-known. These new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than restaurants in our existing markets. As a result, we may incur costs related to the opening, operation, and promotion of these new restaurants that are greater than those incurred in markets with longer operating history. As a result of these factors, sales at restaurants opening in new markets may take longer to achieve average unit volumes comparable with our existing restaurants.

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

We endeavor to insure our restaurants against wind, flood, and other disasters, but we may not be able to obtain insurance for these types of events for all of our restaurants at reasonable rates. A devastating natural disaster or other event in the vicinity of one of our restaurants could result in substantial losses and have a material adverse effect on our results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as adverse weather conditions, demand,  food safety concerns, government regulations, product recalls and seasonality. We currently do not purchase seafood, poultry, beef, or produce pursuant to long-term contracts or use financial management strategies to reduce our exposure to price fluctuations. Approximately 30% of our sales are seafood and fish for which we are not able to contract for future supply or pricing on a majority of these items. Changes in the price or availability of certain types of seafood, poultry, beef, grains, or produce could affect our ability to offer a broad menu and price offering to guests and could reduce our operating margins and adversely affect our results of operations. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our sales and results of operations.

Regulations affecting the operation of our restaurants could increase operating costs, restrict our growth, or require us to suspend operations.

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we  may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices.  Liquor, beer, and wine sales comprise a significant portion of our sales, representing 31% of our sales during 2011. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

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

Recent health care legislation enacted by the Federal Government mandates menu labeling of certain nutritional aspects of restaurant menu items such as caloric, sugar, sodium and fat content. Altering our recipes in response to such legislation could increase our costs and/or change the flavor profile of our menu offerings which could have an adverse impact on our results of operations. Additionally, minimum employee health care coverage mandated by state or federal legislation could have an adverse effect on our results of operations and financial condition.

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

Our business could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect our customers’ credit card information or our employees’ personal data.

We rely heavily on information technology to conduct our business, and any material failure, interruption of service, or compromised data security could adversely affect our operations. While we take it very seriously and expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. Additionally, if our guests’ credit card or other personal information or our team members’ personal data are compromised, our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties.

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall, including the following:

•	recruitment or departure of key restaurant operations or management personnel;

•	actual or anticipated variations in comparable restaurant sales or operating results; whether in our operations or those of our competitors;

•	changes in the consumer spending environment or general economic conditions;

•	changes in the market valuations of other companies in the restaurant industry;

•	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock; and

•	announcements of investigations or regulatory scrutiny of restaurant operations or lawsuits filed against us.

Due to the volatility of our stock price, we also may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from the business as well as depress the price of our common stock.

Our current principal stockholders own a large percentage of our voting stock, which allows them to control substantially all matters requiring stockholder approval.

Three of our directors together currently own approximately 34% of our outstanding common stock. As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The large number of shares eligible for public sale and registered for resale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2011, we had outstanding 8,955,723 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have  1,315,541 shares available for issuance under our stock award and employee stock purchase plans. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future.  Instead, we plan to reinvest any earnings to finance our restaurant operations and growth plans, or for a stock repurchase program. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends should not purchase our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently operate 23 restaurants in 16 states. Each of our restaurants and our corporate office are located in a leased facility. As of December 31, 2011, our restaurant leases had expiration dates ranging from 2013 to 2029, typically with options to renew for at least a five-year period. We do not anticipate any difficulties renewing existing leases as they expire. The following table sets forth our current restaurant locations.

State	City	Location	Year Opened	Square Footage	Number of Seats (1)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	326
Missouri	Kansas City	Country Club Plaza	2002	7,455	248
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,380	295
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,415	339
Indiana	Carmel	Clay Terrace	2004	7,433	356
Texas	San Antonio	The Shops at La Cantera	2005	7,200	256
Texas	Dallas	North Park Mall	2006	6,872	299
Illinois	Lincolnshire	Lincolnshire Commons	2006	7,020	305
Texas	Houston	Houston Galleria	2006	7,459	315
Illinois	Oak Brook	Oak Brook Promenade	2006	6,999	298
Texas	Austin	The Domain	2007	6,890	298
Michigan	Troy	Big Beaver Road	2007	7,000	280
Connecticut	Stamford	Stamford Town Center	2007	7,654	305
Louisiana	Baton Rouge	Perkins Rowe	2007	7,221	260
Arizona	Gilbert	San Tan Village	2008	6,770	259
Arizona	Phoenix	CityNorth	2008	7,510	368
Virginia	Richmond	West Broad Village	2009	7,000	282
New Jersey	Woodbridge	Woodbridge Conference Center	2009	7,000	280
Minnesota	Eden Prairie	Windsor Plaza	2009	7,000	310
Florida	Tampa	MetWest International	2009	7,500	338
Maryland	Baltimore	Downtown Baltimore	2010	6,972	280
Arizona	Scottsdale	Corporate Office at Scottsdale Fashion Square	2004	7,500	—
____________________

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

Item 3.	Legal Proceedings

We are involved in various legal proceedings arising out of our operations in the ordinary course of business.   We do not believe that such proceedings, even if determined adversely, will have a material adverse effect on our business, financial condition, or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005. The following table sets forth high and low sale prices of our common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2011
First quarter	$5.80	$4.01
Second quarter	$5.75	$3.97
Third quarter	$7.90	$4.75
Fourth quarter	$6.82	$5.01
2010
First quarter	$3.88	$2.85
Second quarter	$5.62	$3.41
Third quarter	$4.16	$3.00
Fourth quarter	$4.80	$3.25

On February 29, 2012, the closing sale price of our common stock was $5.38 per share. On February 29, 2012, there were 23 holders of record of our common stock.

Recent Sales of Unregistered Securities

On February 28, 2012, the holders of our remaining outstanding warrants exercised the warrants, and purchased 100,000 shares of our common stock for $2.29 per share. The sales were exempt from the registration requirements of the Securities Act of 1933, as amended

Dividend Policy

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

Issuer Purchase of Equity Securities

In November 2011, our Board of Directors authorized a stock repurchase and retirement program under which we are authorized to repurchase up to $5.0 million of common stock in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at a prevailing market prices. During the fourth quarter of 2011, we made the following purchases:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

October 1 – October 31, 2011	—	—	—	—
November 1 – November 30, 2011	54,314	$5.20	54,314	$4,716,351
December 1 – December 31, 2011	374,219	5.70	374,219	$2,576,702
Total	428,533	$5.63	428,533

As of February 29, 2012, we have purchased an additional 430,130 shares of common stock at an average price of $5.97 per share and completed the 2011 stock repurchase and retirement program.

PRICE PERFORMANCE GRAPH

The following line graph compares cumulative total stockholder returns for the period from December 31, 2006 through December 31, 2011 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; and (3) the peer group. The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index and the peer group include reinvestment of dividends, if any, is assumed. Our peer group consists of McCormick & Schmick's Seafood Restaurants, Inc.; Benihana, Inc.; Granite City Food & Brewery Ltd.; and J. Alexander's Corporation. We believe that the companies included in the peer group are more reflective of similar sized companies in terms of market capitalization and sales and therefore provide a more meaningful comparison of stock performance.  The performance shown is not necessarily indicative of future performance. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 6.	Selected Financial Data

The following selected consolidated financial data has been derived from audited financial statements and should be read in conjunction with the consolidated financial statements and notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$93,657	$82,735	$76,027	$72,724	$66,812
Costs and expenses:
Cost of sales	25,456	22,397	19,606	19,792	18,775
Labor	30,896	28,640	26,402	24,080	20,471
Occupancy	6,573	6,523	5,878	4,915	4,321
Restaurant operating expenses	14,100	12,985	12,071	10,652	8,946
General and administrative	8,395	7,072	8,200	8,417	7,294
Preopening expense	—	567	1,672	1,417	1,852
Depreciation and amortization	5,856	5,612	6,463	6,100	5,035
Asset impairment charge	—	—	12,597	3,220	—
Total costs and expenses	91,276	83,796	92,889	78,593	66,694
Income (loss) from operations	2,381	(1,061)	(16,862)	(5,869)	118
Nonoperating income (expenses):
Interest income and other, net	3	52	204	296	617
Interest expense	(61)	(123)	(174)	(51)	(85)
Income (loss) from continuing operations before provision for income taxes	2,323	(1,132)	(16,832)	(5,624)	650
Provision for income taxes	9	10	65	205	406
Income (loss) from continuing operations	2,314	(1,142)	(16,897)	(5,829)	244
Loss from discontinued operations (1)	(288)	(435)	(4,655)	(4,672)	(913)
Net income (loss)	$2,026	$(1,577)	$(21,552)	$(10,501)	$(669)

Net income (loss) per share — Basic:
Continuing operations	$0.25	$(0.12)	$(1.95)	$(0.72)	$0.03
Discontinued operations	(0.03)	(0.05)	(0.54)	(0.58)	(0.12)
Net income (loss)	$0.22	$(0.17)	$(2.49)	$(1.30)	$(0.09)

Net income (loss) per share — Diluted:
Continuing operations	$0.24	$(0.12)	$(1.95)	$(0.72)	$0.03
Discontinued operations	(0.03)	(0.05)	(0.54)	(0.58)	(0.12)
Net income (loss)	$0.21	$(0.17)	$(2.49)	$(1.30)	$(0.09)

Weighted average shares outstanding:
Basic	9,242	9,167	8,645	8,054	7,364
Diluted	9,428	9,167	8,645	8,054	7,364

Balance Sheet Data (end of period):
Cash and cash equivalents	$6,327	$2,555	$2,404	$2,477	$4,991
Investments	176	174	6,282	6,861	14,188
Working capital (deficit)	(2,380)	(4,878)	(5,054)	(7,653)	13,656
Total assets	41,347	42,060	49,963	65,554	69,474
Total debt	132	636	7,120	4,525	2,700
Total stockholders’ equity	17,684	16,989	17,983	35,598	46,431
_________________________

(1)
As a result of our decision to close two restaurants during 2011 and one restaurant during 2008, the results of operations for these restaurants, including asset impairment, lease termination, and restaurant-level closing costs, are classified as discontinued operations for all periods presented, as discussed further in Note 2 to the consolidated financial statements.

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

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Customer traffic and sales patterns have shown improvement throughout 2010 and 2011 as evidenced by our positive comparable restaurant sales for the previous five quarters and eight consecutive quarters of positive guest traffic. For 2011, our comparable restaurant sales increased 8.8% compared to the prior year period increase of 0.9%. We believe continued improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

As part of our ongoing profitability initiatives, we closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011. The decision to close these restaurants was based on these restaurants’ past and present operating performance and projected future results and is consistent with our strategy to eliminate unprofitable locations. The closure of these two underperforming restaurants enables us to focus on our existing restaurant portfolio while also allowing us to concentrate on developing new restaurants and remodel existing restaurants. As a result of the restaurant closures, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of operations for all periods presented.

We opened one restaurant in October 2010 and four restaurants during 2009. We target our restaurants to achieve an average annual unit volume of $4.5 million following 24 months of operations. Our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2011, 2010, and 2009.

	Year Ended December 31,
	2011	2010	2009

Restaurant sales growth	13.2%	8.8%	4.5%
Same-store sales percentage change (1)	8.8%	0.9%	(9.3)%
Average unit volume (in thousands) (2)	$4,089	$3,771	$3,815
Sales per square foot (2)	$572	$535	$541
Restaurant operating profit (in thousands) (3)	$16,632	$12,190	$12,070
Restaurant operating profit as a percentage of sales (3)	17.8%	14.7%	15.9%

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

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Restaurant sales	$93,657	$82,735	$76,027
Costs and expenses:
Cost of sales	25,456	22,397	19,606
Labor	30,896	28,640	26,402
Occupancy	6,573	6,523	5,878
Restaurant operating expenses	14,100	12,985	12,071
Restaurant operating profit	16,632	12,190	12,070
Deduct – other costs and expenses
General and administrative	8,395	7,072	8,200
Preopening expense	—	567	1,672
Depreciation and amortization	5,856	5,612	6,463
Asset impairment charge	—	—	12,597
Income (loss) from operations	$2,381	$(1,061)	$(16,862)

	Percent of Restaurant Sales
	Year Ended December 31,
	2011	2010	2009
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.2	27.1	25.8
Labor	33.0	34.6	34.7
Occupancy	7.0	7.9	7.7
Restaurant operating expenses	15.1	15.7	15.9
Restaurant operating profit	17.8	14.7	15.9
Deduct – other costs and expenses
General and administrative	9.0	8.5	10.8
Preopening expense	—	0.7	2.2
Depreciation and amortization	6.3	6.8	8.5
Asset impairment charge	—	—	16.6
Income (loss) from operations	2.5%	(1.3)%	(22.2)%

Certain percentage amounts may not sum to total due to rounding.

	2011	2010	2009
Store Growth Activity
Beginning Restaurants	25	24	20
Openings	—	1	4
Closings	(2)	—	—
Total	23	25	24

Results of Operations

The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2011	2010	2009
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.2	27.1	25.8
Labor	33.0	34.6	34.7
Occupancy	7.0	7.9	7.7
Restaurant operating expenses	15.1	15.7	15.9
General and administrative	9.0	8.5	10.8
Preopening expense	—	0.7	2.2
Depreciation and amortization	6.3	6.8	8.5
Asset impairment charge	-	-	16.5
Total costs and expenses	97.5	101.3	122.2
Income (loss) from operations	2.5	(1.3)	(22.2)
Nonoperating income (expenses):
Interest income and other, net	—	—	0.3
Interest expense	(0.1)	(0.1)	(0.2)
Income (loss) from continuing operations before provision for income taxes	2.5	(1.4)	(22.1)
Provision for income taxes	-	0.0	0.1
Income (loss) from continuing operations	2.5	(1.4)	(22.2)
Loss from discontinued operations, net of tax	(0.3)	(0.5)	(6.1)
Net income (loss)	2.2%	(1.9)%	(28.3)%

Certain percentage amounts may not sum to total due to rounding.

Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

Restaurant Sales.  Restaurant sales increased by $10.9 million, or 13.2%, to $93.7 million in 2011 from $82.7 million during the prior year, primarily attributable to an 8.8% increase in comparable restaurant sales and $3.3 million in incremental sales generated by our Baltimore, Maryland restaurant which opened in October 2010. The increase in comparable restaurant sales is attributable to a 3.0% increase in guest traffic in 2011, higher average guest check aided by new menu offerings, and an estimated effective menu price increase of approximately 2.2%.

Cost of Sales.  Cost of sales increased $3.1 million, or 13.7%, to $25.5 million during 2011 from $22.4 million during 2010. The increase in costs of sales for 2011 is primarily attributable to food and liquor costs for the Baltimore restaurant that opened in October 2010 and incremental food and liquor costs associated with higher sales volumes. Cost of sales as a percentage of restaurant sales increased 0.1% to 27.2% during 2011 from 27.1% during the prior year period. The slight increase in cost of sales as a percentage of restaurant sales during 2011 reflects an increase in year-over-year costs for certain dry goods, produce and dairy products, largely offset by cost savings from various purchasing and culinary initiatives as well as leverage from the 2.2% menu price increase.

Labor.  Labor costs for our restaurants increased $2.3 million, or 7.9%, to $30.9 million during 2011 from $28.6 million during the prior year period. The increase was primarily the result of the opening of the Baltimore restaurant in October 2010 and increased staffing levels to support higher average weekly sales. As a percentage of sales, labor costs decreased 1.6% to 33.0% during 2011 from 34.6% during 2010. The decrease in labor costs as a percentage of restaurant sales is primarily due to our ability to leverage fixed management wages and hourly labor costs resulting from the 8.8% increase in comparable restaurant sales.

Occupancy.  Occupancy expense increased $0.1 million, or 0.8%, to $6.6 million in 2011 compared to $6.5 million during the prior year period. The increase in occupancy expenses is attributable to occupancy expenses associated with the Baltimore restaurant that opened in October 2010 and an increase in percentage rent charges for certain locations based upon higher sales volumes, partially offset by rent reductions at certain locations, including a significant change in the lease provisions for one restaurant. Occupancy expenses as a percentage of restaurant sales decreased 0.9% to 7.0% during 2011 from 7.9% during 2010. The decrease in occupancy costs as a percentage of sales primarily reflects increased leverage of the fixed portion of these costs from higher average sales and the rent reductions discussed above.

Restaurant Operating Expenses.  Restaurant operating expenses increased by $1.1 million, or 8.6%, to $14.1 million during 2011 compared to $13.0 million during the prior year period. The increase in restaurant operating expenses is attributable to the opening of the Baltimore restaurant in October 2010. Restaurant operating expenses as a percentage of restaurant sales decreased 0.6% to 15.1% during 2011 from 15.7% in the prior year period as a result of lower advertising expenditures and increased leverage of fixed operating costs resulting from higher average weekly sales.

General and Administrative.  General and administrative expenses increased $1.3 million, or 18.7%, to $8.4 million during 2011 from $7.1 million during the prior year period. The increase in general and administrative expenses is primarily due to $0.6 million in severance and related charges associated with the resignation of two executive officers, higher incentive compensation expense related to our improved 2011 financial performance, and the write-off of costs associated with updating our design and décor specifications. General and administrative expenses as a percentage of restaurant sales increased 0.5% to 9.0% of restaurant sales during 2011 compared to 8.5% of restaurant sales during the prior year period.

Preopening Expense.  We did not incur any preopening expense during 2011 as no new restaurants were opened during 2011. We incurred $0.6 million in preopening expense during 2010 related to the BBaltimore restaurant that opened in October 2010.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.3 million, or 4.3%, to $5.9 million during 2011 from $5.6 million during the prior year period. The increase in depreciation and amortization expense is due to depreciation expense for one restaurant that opened in October 2010. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.5% to 6.3% during 2011 from 6.8% during the prior year period, reflecting leverage of these fixed costs from higher average sales volumes.

Provision for Income Taxes.  The provision for income taxes was essentially flat at $9,000 during 2011 compared to $10,000 during the prior year period. The provision for 2011 reflects income taxes for certain states in which we operate that do not calculate tax based upon net income, partially offset by the reversal of tax accruals for unrecognized tax positions. The provision for 2010 reflected state taxes, partially offset by the benefit of an anticipated refund of prior year taxes due to a change in tax legislation.

Discontinued Operations. Discontinued operations represent the historical operating results as well as lease termination and exit costs attributable to two restaurants closed during the third quarter of 2011. See Note 2 to the  Consolidated Financial Statements.  The loss from discontinued operations for 2011 was $0.3 million during 2011 compared to $0.4 million in 2010.

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Restaurant Sales.  Restaurant sales increased by $6.7 million, or 8.8%, to $82.7 million in 2010 from $76.0 million during the prior year, primarily attributable to restaurant sales from the opening of four new restaurants since April 2009 and a 0.9% increase in comparable restaurant sales. The increase in comparable restaurant sales is attributable to a 6% increase in guest traffic during 2010, partially offset by lower average guest check, which we believe was a result of the weak macroeconomic environment and low consumer confidence.

Cost of Sales.  Cost of sales increased $2.8 million, or 14.2%, to $22.4 million during 2010 from $19.6 million during 2009. The increase was primarily the result of the opening of four new restaurants since April 2009. Cost of sales as a percentage of restaurant sales increased 1.3% to 27.1%, during 2010 from 25.8% during the prior year period. The increase in cost of sales as a percentage of restaurant sales during 2010 reflects an increase in year-over-year costs for certain seafood, meat and produce items. The increase in cost of sales is also attributable to increased levels of food and beverage based marketing programs launched during 2010.

Labor.  Labor costs for our restaurants increased $2.2 million, or 8.5%, to $28.6 million during 2010 from $26.4 million during the prior year period. The increase was primarily the result of the opening of four new restaurants since April 2009. As a percentage of restaurant sales, labor costs decreased 0.1% to 34.6% during 2010 from 34.7% during 2009. The slight decrease in labor costs as a percentage of restaurant sales was primarily the result of leverage of fixed management wages, hourly labor expense, and benefit costs resulting from the increase in comparable restaurant sales.

Occupancy.  Occupancy expense increased by $0.6 million, or 11.0%, to $6.5 million in 2010 compared to $5.9 million during the prior year period. Occupancy expenses as a percentage of restaurant sales increased 0.2% to 7.9% during 2010 from 7.7% during 2009.

Restaurant Operating Expenses.  Restaurant operating expenses increased by $0.9 million, or 7.6%, to $13.0 million during 2010 compared to $12.1 million during the prior year period. Restaurant operating expenses as a percentage of restaurant sales decreased 0.2% to 15.7% from 15.9% in 2009. During 2010, we incurred higher marketing, training and relocation costs and personal property taxes as a percentage of restaurant sales; however, these costs were offset by lower repair and maintenance and restaurant services fees as a percentage of sales.

General and Administrative.  General and administrative expenses decreased $1.1 million, or 13.8%, to $7.1 million during 2010 compared to $8.2 million during 2009. The decrease in general and administrative expenses during 2010 is primarily attributable to a reduction in severance and other special charges. During 2010, we incurred $0.5 million for legal and professional fees associated with the contested proxy solicitation and ongoing derivative suit compared to 2009 when we recorded approximately $1.6 million in special charges. These charges included $0.8 million in severance and related benefits for two executive officers, $0.6 million in legal and professional fees associated with stockholder activities, including financial advisory fees to evaluate an unsolicited offer to purchase our company, and $0.2 million write-off for architectural drawings and permit costs associated with amending the lease for our Baltimore restaurant. General and administrative expenses as a percentage of restaurant sales decreased 2.3% to 8.5% of restaurant sales during 2010 compared to 10.8% of restaurant sales during the prior year period.

Preopening Expense.  Preopening expense decreased $1.1 million to $0.6 million during 2010 compared to $1.7 million during 2009. The decrease in preopening expense is attributable to four restaurant openings during 2009 compared to 2010 when preopening expenses were incurred for one restaurant opened in Baltimore, Maryland.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.9 million, or 13.2%, to $5.6 million during 2010 from $6.5 million during the prior year period. The decrease is primarily the result of a $1.6 million reduction in depreciation expense associated with the fourth quarter 2009 impairment of long-lived assets at four underperforming restaurants, partially offset by depreciation expense for four restaurants that opened since April 2009. Depreciation and amortization expense as a percentage of restaurant sales decreased 1.7% to 6.8% during 2010 from 8.5% during the prior year period.

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

Discontinued Operations. Discontinued operations represent the historical operating results as well as asset impairment, lease termination and exit costs attributable to closed restaurants. See Note 2 to the Consolidated Financial Statements.  The loss from discontinued operations for 2010 was $0.4 million during 2010 compared to $4.7 million in 2009. Loss from discontinued operations for 2009 includes asset impairment charges for two restaurants subsequently closed in 2011.

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

Quarterly Results of Operations

The following table presents unaudited consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2011. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2011				2010
	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30	Dec. 31
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Restaurant sales	$22,242	$24,512	$23,838	$23,065	$19,626	$21,428	$20,560	$21,121
Costs and expenses:
Cost of sales	6,213	6,666	6,372	6,205	5,165	5,642	5,623	5,967
Labor	7,524	8,026	7,815	7,531	7,023	7,263	7,081	7,273
Occupancy	1,651	1,732	1,742	1,448	1,635	1,619	1,634	1,635
Restaurant operating expenses	3,504	3,586	3,538	3,472	3,148	3,101	3,315	3,421
General and administrative	1,881	2,149	2,117	2,248	2,137	1,874	1,446	1,615
Preopening expense	—	—	—	—	8	119	382	58
Depreciation and amortization	1,476	1,470	1,474	1,436	1,385	1,382	1,371	1,474
Asset impairment charge	—	—	—	—	—	—	—	—
Total costs and expenses	22,249	23,629	23,058	22,340	20,501	21,000	20,852	21,443
(Loss) income from operations	(7)	883	780	725	(875)	428	(292)	(322)
Nonoperating income (expenses):
Interest income and other, net	1	1	—	1	22	28	1	1
Interest expense	(12)	(9)	(26)	(14)	(42)	(73)	(4)	(4)
(Loss) income from continuing operations before provision for income taxes	(18)	875	754	712	(895)	383	(295)	(325)
Provision for income taxes	10	15	19	(35)	—	10	—	—
(Loss) income from continuing operations	(28)	860	735	747	(895)	373	(295)	(325)
Loss from discontinued operations	(64)	(78)	(146)	—	(12)	(111)	(146)	(166)
Net (loss) income	$(92)	$782	$589	$747	$(907)	$262	$(441)	$(491)
Net (loss) income per share – Basic and diluted:
Continuing operations	$(0.00)	$0.09	$0.08	$0.08	$(0.10)	$0.04	$(0.03)	$(0.03)
Discontinued operations	(0.01)	(0.01)	(0.02)	—	—	(0.01)	(0.02)	(0.02)
Net (loss) income	$(0.01)	$0.08	$0.06	$0.08	$(0.10)	$0.03	$(0.05)	$(0.05)

Weighted average shares outstanding:
Basic	9,203	9,214	9,256	9,294	9,155	9,165	9,168	9,180
Diluted	9,203	9,392	9,454	9,445	9,155	9,265	9,168	9,180

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,
	2011	2010
Cash and short-term investments	$6,503	$2,729
Net working capital (deficit) (1)	(2,380)	(4,878)

(1)
The working capital deficit at December 31, 2011 is primarily attributable to accruals for payroll and  lease termination costs related to our two closed restaurants. The working capital deficit at December 31, 2010 is primarily attributable to accruals for payroll and professional fees.

	Year Ended December 31,
	2011	2010
Cash provided by operating activities	$7,676	$4,718
Capital expenditures	1,492	4,318

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant, although such costs have been lower in recent periods, as we opened one new restaurant in 2010 and none since the beginning of 2011. Over the last several years, we funded development of new restaurants primarily from the proceeds of equity financing and cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our restaurants, the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment.

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $6.5 million, the availability to draw on our $5.0 million credit facility and cash flow from operations will be sufficient to fund any development of new restaurants, planned remodels of existing restaurants and lease termination costs for one restaurant we closed in September 2011. As of December 31, 2011, we had a working capital deficit of $2.4 million, a decrease of $2.5 million from December 31, 2010, as a result of cash flows generated from operations during 2011. We plan to reduce this deficit further through cost containment efforts and cash flow from operations.

Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (the “Lender”) for a term loan and a line of credit (collectively, the “Loans”).

Pursuant to the terms of a Business Loan Agreement, Addendum to Business Loan Agreement and Promissory Note (collectively, the “Term Loan Agreement”), we obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”). The Term Loan will mature on February 7, 2015. Interest on the Term Loan is subject to change based on changes in the Wall Street Journal Prime Rate (the “Index”). Interest on the unpaid principal balance of the Promissory Note will be calculated using a rate of 1% over the Index and shall at all times be at least 5.75% per year or higher. The proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and pay expenses associated with the Loans.

Pursuant to the terms of another Business Loan Agreement, Addendum to Business Loan Agreement and Promissory Note (collectively, the “Credit Line Agreement”), we obtained a credit line to borrow up to an aggregate principal amount of $5.0 million (the “Credit Line”). The final maturity date for all installments under the Credit Line is February 7, 2021. Interest on the loans will initially be 6.25% per year and will be adjusted each time the Index changes and on each such date, the interest rate will equal the Index plus 1%. The interest rate shall at all times be at least 6.25% per year or higher. There is no non-usage fee associated with the Credit Line. To the extent we utilize the Credit Line, amounts borrowed would be used for capital expenditures for existing and new restaurant units, provided that we match each disbursement dollar for dollar and the amount of any such disbursement could not exceed $1.5 million per location.

The Loans also require us to comply with certain covenants set forth in the operative documents governing the terms of the Loans. Among other things, the covenants (a) require us to maintain a fixed charge coverage ratio greater than 1.25%, (b) require us to maintain a maximum IBD/EBITDA ratio of 3.00x and (c) provide that the ratio of our total debt to tangible net worth may not exceed 3:1. The Loans are secured by commercial security agreements executed by us and each of our subsidiaries (the “Companies”) granting the Lender a security interest in all of the assets of the Companies.

Equipment Loans

As of December 31, 2011, we had two equipment term loans with a lender, each collateralized by restaurant equipment. These equipment loans were paid off during February 2012 using the proceeds of the Term Loan discussed above. The outstanding principal balance under these loans was $132,000 at December 31, 2011. The loans bore interest at rates ranging from 8.4% to 8.5% and required monthly principal and interest payments aggregating approximately $25,000.

Stock Repurchase and Retirement Program

During November 2011, our Board of Directs approved a stock repurchase and retirement program under which we were authorized to purchase up to $5.0 million of common stock. As of February 29, 2012, we completed the stock repurchase and retirement program. Under the program, we purchased 858,663 shares of common stock at an average price of $5.80 per share.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the past three years:

	2011	2010	2009
	(In thousands)
Net cash provided by (used in):
Operating activities	$7,676	$4,718	$5,341
Investing activities	(1,538)	1,808	(11,316)
Financing activities	(2,366)	(6,375)	5,902
Net increase (decrease) in cash and cash equivalents	$3,772	$151	$(73)

Operating Activities.  Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $7.7 million of net cash in 2011. The net increase of $3.0 million in cash provided by operating activities during 2011 compared to 2010 is primarily the result of higher net income and an increase in accrued expenses partially offset by a reduction in deferred rent. The net decrease in cash provided by operating activities for 2010 in comparison to 2009 is primarily the result of the timing of vendor payments and the collection of tenant improvement allowances from our landlords.

Investing activities. We fund the development and construction of new restaurants and remodels primarily with cash and investments. During 2011, capital expenditures were $1.5 million and primarily consisted of contractor payments for our Baltimore restaurant that opened during October 2010 and remodeling costs for existing restaurants. Capital expenditures for 2010 were $4.3 million primarily attributable to the funding of construction for our Baltimore restaurant and contractor payments for two restaurants that were opened during the second half of 2009. Investing activities for 2010 also reflects the sale of $5.8 million in auction rate securities and $0.3 million in other investments. Net cash used in investing activities during 2009 was $11.3 million, primarily reflecting $12.0 million to fund construction of four restaurants opened during 2009.

Financing Activities. Net cash used in financing activities was $2.4 million for 2011, reflecting $2.4 million in shares purchased under our $5.0 million stock repurchase program and $0.5 million in principal payments on equipment loans, partially offset by $0.6 million in proceeds from stock issued as part of our stock option and employee stock purchase plans. Net cash used in financing activities was $6.4 million during 2010 reflecting the repayment of $5.8 million in borrowings under a previous line of credit with UBS and $0.7 million in principal payments on equipment loans. Net cash provided by financing activities was $5.9 million during 2009 reflecting $3.3 million in net borrowings under a line of credit and $3.2 million in net proceeds from a subscription rights offering completed during June 2009, partially offset by $0.7 million in principal payments on equipment loans.

Aggregate Contractual Obligations

The following table sets forth our contractual commitments as of December 31, 2011 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term notes payable, including current portion	$132	$132	$—	$—	$—
Interest on notes payable	3	3	—	—	—
Operating leases	45,132	6,679	12,732	9,917	15,804
Total	$45,267	$6,814	$12,732	$9,917	$15,804

The table above does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. In addition, the table above does not reflect unrecognized tax benefits of $36,000, the timing of which is uncertain. Refer to Note 8 of the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.  We have evaluated and determined that we do not have any purchase obligations as defined in the SEC Final Rule No. 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2011.

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

Property and Equipment

We record property and equipment at cost less accumulated depreciation, and we select useful lives that reflect the estimated economic lives of the underlying assets. We amortize leasehold improvements over the shorter of the useful life of the asset or the related lease term. We calculate depreciation using the straight-line method for financial statement purposes. We capitalize improvements and expense repairs and maintenance costs as incurred.  We are often required to exercise judgment in our decision whether to capitalize an asset or expense an expenditure that is for maintenance and repairs. The useful life of property and equipment and the determination as to what constitutes a capitalized cost versus a repair and maintenance expense involves judgment by management, which may produce different amounts of repair and maintenance or depreciation expense if different assumptions were used.

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

During 2009, we recorded non-cash asset impairment charges for six underperforming restaurants and subsequently closed two of those restaurants during 2011. We continue to monitor the operating performance of each individual restaurant. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we have sufficient taxable income within the carryback and carryforward periods permitted by the tax law to allow for utilization of the deductible amounts and carryforwards. Significant management judgment is required in determining if a valuation allowance should be recorded against deferred tax assets. We evaluate our ability to recover the deferred tax assets and weigh available positive and negative evidence based on its objectivity and subjectivity. Such evidence include the existence of a three-year cumulative loss and past operating results. In estimating future taxable income, we develop assumptions about the amount of future federal and state pre-tax operating and non-operating income and the reversal of temporary differences. These plans and projections require us to make estimates about a number of factors, including future revenues, prices, inflation and capital spending.

As of December 31, 2011, we continue to believe that a valuation allowance for all U.S. federal and state deferred tax assets is necessary based on the cumulative loss incurred in the past three years. Consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our historical losses, we continue to maintain a full valuation allowance against our deferred tax assets.

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

We may also face market risk exposure due to the variable interest rates on the term loan and credit line we recently obtained from Stearns Bank. Interest on the loans are subject to adjustment based on changes to the Wall Street Journal Prime Rate. Interest rate fluctuations may adversely impact our ability to service the loans.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting.  As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the acquisitions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2012 Annual Meeting of Stockholders.

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

(3)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (6)
3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (8)
4.1	Form of Common Stock Certificate (3)
4.2	Kona Grill, Inc. Stockholders’ Agreement, dated August 29, 2003 (3)
4.3	Kona Grill, Inc. Series A Investor Rights Agreement, dated August 29, 2003 (3)
4.4	Amendment No. 1 to Kona Grill, Inc. Series A Investor Rights Agreement, dated May 31, 2005 (3)
4.9	Form of First Amended and Restated Promissory Note, dated April 7, 2009, among Kona Grill, Inc. and the investor parties thereto (10)
4.10	Form of Warrant (12)
10.10*	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11*	Kona Grill, Inc. 2005 Stock Award Plan (2)
10.12*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (4)
10.15*	Form of Stock Option Agreement (2005 Stock Award Plan) (5)
10.17	Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto (7)
10.21	Note and Warrant Purchase Agreement, dated March 6, 2009, among Kona Grill, Inc. and the investor parties thereto (9)
10.24*	Employment Agreement, dated as of May 11, 2009, between the Company and Mark S. Robinow (11)
10.30*	Employment Agreement, dated as of January 30, 2012, between the Company and Berke Bakay (13)
10.31*	Separation Agreement, dated as of February 6, 2012, between the Company and Michael A. Nahkunst (14)
10.32	Business Loan Agreement entered into as of February 8, 2012, Addendum to Business Loan Agreement and Promissory Note with Stearns Bank National Association as lender (Term Loan) (15)
10.33	Business Loan Agreement entered into as of February 8, 2012, Addendum to Business Loan Agreement and Promissory Note with Stearns Bank National Association as lender (Credit Line) (15)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Kona Grill Inc.’s Annual Report on Form 10-K for the years ended December 31, 2011, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.
_________________

*	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on March 9, 2009.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on April 10, 2009.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on May 14, 2009.
(12)	Incorporated by reference to the Registrant’s Form 10-K filed on March 4, 2010
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on January 30, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on February 7, 2012.
(15)	Incorporated by reference to the Registrant’s Form 8-K filed on February 14, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.

By:	/s/ Berke Bakay
Berke Bakay President and Chief Executive Officer
Date:  March 14, 2012

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints Berke Bakay and Christi Hing, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

Signature	Capacity	Date

/s/ Berke Bakay	President, Chief Executive Officer and Director	March 14, 2012
Berke Bakay	(Principal Executive Officer)

/s/ Christi Hing	Chief Financial Officer	March 14, 2012
Christi Hing	(Principal Financial and Accounting Officer)

/s/ Richard J. Hauser	Director	March 14, 2012
Richard J. Hauser

/s/ James R. Jundt	Director	March 14, 2012
James R. Jundt

/s/ Marcus E. Jundt	Director	March 14, 2012
Marcus E. Jundt

/s/ Leonard Newman	Director	March 14, 2012
Leonard Newman

/s/ Steven W. Schussler	Director	March 14, 2012
Steven W. Schussler

/s/ Anthony L. Winczewski	Director	March 14, 2012
Anthony L. Winczewski

KONA GRILL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/   Ernst & Young LLP

Phoenix, Arizona
March 14, 2012

RDGXBRLParseBegin
KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$6,327	$2,555
Investments	176	174
Receivables	3	10
Other current assets	1,203	1,212
Total current assets	7,709	3,951
Other assets	694	650
Property and equipment, net	32,944	37,459
Total assets	$41,347	$42,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,912	$2,279
Accrued expenses	8,045	6,046
Current portion of notes payable	132	504
Total current liabilities	10,089	8,829
Notes payable	—	132
Deferred rent	13,574	16,110
Total liabilities	23,663	25,071
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 9,071,923 shares issued and 8,955,723 shares outstanding at December 31, 2011 and 9,302,995 shares issued and 9,186,795 shares outstanding at December 31, 2010	91	93
Additional paid-in capital	56,903	58,232
Accumulated deficit	(38,310)	(40,336)
Treasury stock, at cost, 116,200 shares at December 31, 2011 and 2010	(1,000)	(1,000)
Total stockholders’ equity	17,684	16,989
Total liabilities and stockholders’ equity	$41,347	$42,060

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Restaurant sales	$93,657	$82,735	$76,027
Costs and expenses:
Cost of sales	25,456	22,397	19,606
Labor	30,896	28,640	26,402
Occupancy	6,573	6,523	5,878
Restaurant operating expenses	14,100	12,985	12,071
General and administrative	8,395	7,072	8,200
Preopening expense	—	567	1,672
Depreciation and amortization	5,856	5,612	6,463
Asset impairment charge	—	—	12,597
Total costs and expenses	91,276	83,796	92,889
Income (loss) from operations	2,381	(1,061)	(16,862)
Nonoperating income (expenses):
Interest income and other, net	3	52	204
Interest expense	(61)	(123)	(174)
Income (loss) from continuing operations before provision for income taxes	2,323	(1,132)	(16,832)
Provision for income taxes	9	10	65
Income (loss) from continuing operations	2,314	(1,142)	(16,897)
Loss from discontinued operations, net of tax	(288)	(435)	(4,655)
Net income (loss)	$2,026	$(1,577)	$(21,552)

Net income (loss) per share – Basic (Note 1):
Continuing operations	$0.25	$(0.12)	$(1.95)
Discontinued operations	(0.03)	(0.05)	(0.54)
Net income (loss)	$0.22	$(0.17)	$(2.49)

Net income (loss) per share – Diluted (Note 1):
Continuing operations	$0.24	$(0.12)	$(1.95)
Discontinued operations	(0.03)	(0.05)	(0.54)
Net income (loss)	$0.21	$(0.17)	$(2.49)

Weighted average shares outstanding (Note 1):
Basic	9,242	9,167	8,645
Diluted	9,428	9,167	8,645

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2008	6,512	$66	$53,739	$(17,207)	$(1,000)	35,598
Stock-based compensation	—	—	560	—	—	560
Issuance of common stock, net of $275 of offering expenses	2,608	26	3,219	—	—	3,245
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	27	1	61	—	—	62
Warrants issued with bridge loan	—	—	70	—	—	70
Net loss	—	—	—	(21,552)	—	(21,552)
Other comprehensive income	—	—	—	—	—	—
Total comprehensive loss						(21,552)
Balances at December 31, 2009	9,147	93	57,649	(38,759)	(1,000)	17,983
Stock-based compensation	—	—	474	—	—	474
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	40	—	109	—	—	109
Net loss	—	—	—	(1,577)	—	(1,577)
Other comprehensive income	—	—	—	—	—	—
Total comprehensive loss						(1,577)
Balances at December 31, 2010	9,187	93	58,232	(40,336)	(1,000)	16,989
Stock-based compensation	—	—	531	—	—	531
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	197	2	559	—	—	561
Purchase and retirement of common stock	(428)	(4)	(2,419)	—	—	(2,423)
Net income	—	—	—	2,026	—	2,026
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						2,026
Balances at December 31, 2011	8,956	$91	$56,903	$(38,310)	$(1,000)	$17,684

 See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities
Net income (loss)	$2,026	$(1,577)	$(21,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,891	5,666	7,314
Stock-based compensation	531	474	560
Loss on disposal of assets	119	36	—
Asset impairment	—	—	16,915
Amortization of debt discount	—	—	70
Change in operating assets and liabilities:
Receivables	7	298	672
Other current assets	9	(101)	(173)
Accounts payable	(370)	(296)	693
Accrued expenses	1,999	293	875
Deferred rent	(2,536)	(75)	(33)
Net cash provided by operating activities	7,676	4,718	5,341
Investing activities
Purchase of property and equipment	(1,492)	(4,318)	(12,021)
(Increase) decrease in other assets	(44)	18	126
Net (purchases) sales of investments	(2)	6,108	579
Net cash (used in) provided by investing activities	(1,538)	1,808	(11,316)
Financing activities
Net (repayment) borrowings on line of credit	—	(5,800)	3,312
Repayments of notes payable	(504)	(684)	(717)
Proceeds from bridge loan	—	—	1,200
Repayment of bridge loan	—	—	(1,200)
Proceeds from issuance of common stock, net of issuance costs	—	—	3,245
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	561	109	62
Purchase and retirement of common stock	(2,423)	—	—
Net cash (used in) provided by financing activities	(2,366)	(6,375)	5,902

Net increase (decrease) in cash and cash equivalents	3,772	151	(73)
Cash and cash equivalents at the beginning of the year	2,555	2,404	2,477
Cash and cash equivalents at the end of the year	$6,327	$2,555	$2,404

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$31	$83	$104
Cash paid for income taxes, net of refunds	$97	$87	$74
Noncash investing activities
Increase (decrease) in accounts payable and accrued expenses related to property and equipment purchases	$3	$(347)	$(2,106)

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

1.   The Company and Summary of Significant Accounting Policies

Description of Business

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. We currently own and operate 23 restaurants in 16 states across the United States.

Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year’s format.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within two business days of the sales transaction.

Investments

Investments consist primarily of certificates of deposit that are generally highly liquid in nature. We classify our investments based on the intended holding period. Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity. Trading securities are carried at fair value with gains and losses reported in the consolidated statements of operations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

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

We evaluate property and equipment for impairment whenever events or changes in restaurant operating results indicate that the carrying value of those assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant negative industry or economic trends; and significant changes in legal factors or in the business climate.   The assessment of impairment is performed on a restaurant-by-restaurant basis. Recoverability is assessed by  comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If indicators of impairment are present and if we determine that the carrying value of the asset exceeds the fair value of the restaurant assets, an impairment charge is recorded to reduce the carrying value of the asset to its fair value. See Note 2 for discussion of asset impairment charges recorded during 2009.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for 2011, 2010, and 2009 was $827,000, $1,123,000, and $927,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of operations. We maintain a guest loyalty club (the KonavoreTM program), an email-based marketing program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. The KonavoreTM loyalty program offers members a discount coupon upon enrolling in the program and a discount coupon for a member’s birthday. These coupons are recognized upon redemption and recorded in the financial statements as a sales discount. Costs associated with the redemption of a promotion in the form of a coupon for discounted product are recorded in cost of sales as these coupons are typically redeemed with the purchase of additional food and beverage items. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method. For 2011, 2010, and 2009, there were 717,000, 1,102,000, and 965,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$2,314	$(1,142)	$(16,897)
Loss from discontinued operations	(288)	(435)	(4,655)
Net income (loss)	$2,026	$(1,577)	$(21,552)
Denominator:
Weighted average shares — basic	9,242	9,167	8,645
Effect of dilutive stock options and warrants	186	—	—
Weighted average shares — diluted	9,428	9,167	8,645

Net income (loss) per share – Basic:
Continuing operations	$0.25	$(0.12)	$(1.95)
Discontinued operations	(0.03)	(0.05)	(0.54)
Net income (loss)	$0.22	$(0.17)	$(2.49)

Net income (loss) per share – Diluted:
Continuing operations	$0.24	$(0.12)	$(1.95)
Discontinued operations	(0.03)	(0.05)	(0.54)
Net income (loss)	$0.21	$(0.17)	$(2.49)

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

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

Recent Accounting Literature

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Accounting Standards Update (“ASU”) No. 2011-04)

ASU No. 2011-04 amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset's highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but disclosure of fair value is required. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 with early adoption not permitted. We are currently evaluating the impact ASU No. 2011-04 will have on our consolidated financial statements.

Presentation of Comprehensive Income (ASU No. 2011-05)

ASU No. 2011-05 amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We will adopt ASU No. 2011-05 in 2012 and we do not anticipate any material impact on our consolidated financial statements.

2.   Discontinued Operations and Asset Impairment Charges

Discontinued Operations

As part of ongoing profitability initiatives, we closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during 2011. The decision to close these restaurants was based on these restaurants’ past and present operating performance and projected future results. We entered into an amendment with the landlord of the West Palm Beach restaurant that provided for the early termination of the lease on July 31, 2011. Under the lease amendment, we paid an early termination fee and agreed not to remove certain restaurant equipment from the premises. We closed the Sugar Land location on September 21, 2011.

During the third quarter of 2011, we recognized $1,050,000 related to estimated and actual lease termination costs for the two restaurants closed during the quarter and $211,000 for severance, relocation, and other exit costs. The lease termination and exit cost accrual is included in accrued expenses on the consolidated balance sheets. These costs are partially offset by deferred rent write-offs of $1,260,000. We also recognized $53,000 in non-cash asset impairment charges related to the write-off of equipment and furniture left at the closed restaurants. We previously recognized non-cash asset impairment charges associated with these restaurants during 2009 to write down the long-lived assets to their fair value.

On September 13, 2008, we closed our Naples, Florida restaurant. As a result of the closure, we recorded non-cash asset impairment charges of $2,158,000 as well as ongoing contractual lease obligations, restaurant-level closing costs, and employee termination benefits, net of deferred costs, of approximately $800,000 during 2008. During 2009, we entered into a settlement agreement for the termination of the lease for $700,000. As the settlement amount was less than the lease termination accrual previously recorded, we recorded a gain of $690,000 for 2009, after deducting fees and other expenses.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

We determined that the closures met the criteria for classification as discontinued operations. As a result, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of operations for all periods presented. Loss from discontinued operations, net of tax, is comprised of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Restaurant sales	$3,317	$4,855	$5,068

Loss from discontinued operations before income tax benefit	$(297)	$(435)	$(4,655)
Income tax benefit	9	—	—
Loss from discontinued operations, net of tax	$(288)	$(435)	$(4,655)

Activity associated with the lease termination and exit cost accrual is summarized below (in thousands):

Balance at December 31, 2009	$181
Cash payments	(181)
Balance at December 31, 2010	—
Additions	1,261
Cash payments	(703)
Non-cash adjustments	60
Balance at December 31, 2011	$618

Asset Impairment Charges

We review the carrying value of our long-lived assets on a restaurant-by-restaurant basis. During 2009, we recorded non-cash asset impairment charges of $12,597,000 for four underperforming restaurants and $4,318,000 for two restaurants that were closed during 2011, based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value which was determined using a discounted cash flow model or the market value of each restaurant’s assets. The six restaurants that comprise the asset impairment charge are located in the following cities:  1) Phoenix, Arizona; 2) Stamford, Connecticut; 3)West Palm Beach, Florida; 4) Oak Brook, Illinois; 5) Baton Rouge, Louisiana and 6) Sugar Land, Texas.

We continue to evaluate the future prospects for each of these restaurants on a case-by-case basis to determine the return on investment of continued operations.

3.   Investments

The following is a summary of our investments (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
December 31, 2011
Short-term investments:
Certificates of deposit	$176	$—	$176
Total investments	$176	$—	$176

December 31, 2010
Short-term investments:
Certificates of deposit	$174	$—	$174
Total investments	$174	$—	$174

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

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

Prior to the sale of the auction rate securities, we classified these investments as trading securities as they were subject to an agreement we entered into with UBS during October 2008 pursuant to which UBS issued to us Series C-2 Auction Rate Securities Rights. The agreement allowed us the right to sell our auction rate securities to UBS at full par value between June 30, 2010 and July 2, 2012. In conjunction with this agreement, we elected to apply the provisions of fair value accounting to this put option because the put option did not provide for net settlement, and the auction rate securities themselves were not readily convertible to cash. The put option did not meet the definition of a derivative, and thus, would not have been marked to fair value. We therefore elected to apply fair value accounting to the put option as the put option acted as an economic hedge against any further price movement in the auction rate securities and enabled us to recognize future changes in the fair value of the put option as those changes occurred to offset fair value movements in the auction rate securities. Prior to the sale, both the put option and auction rate securities were marked to market value through the consolidated statements of operations each period. Also as part of this agreement, UBS provided a line of credit through June 30, 2010 that was secured by the auction rate securities held with UBS (see Note 7). Interest earned on the auction rate securities was used to reduce the outstanding balance under the line of credit.

4.   Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at December 31, 2011 and 2010, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$176	$—	$176

December 31, 2010	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$174	$—	$174

5.   Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Leasehold improvements	$48,447	$47,712
Equipment	13,465	13,240
Furniture and fixtures	3,590	3,548
	65,502	64,500
Less accumulated depreciation and amortization	(32,558)	(27,041)
	32,944	37,459
Construction in progress	—	—
Total property and equipment, net	$32,944	$37,459

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

6.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2011	2010
Accrued payroll	$3,121	$2,129
Gift cards	1,243	1,140
Sales taxes	959	816
Lease termination accrual	618	—
Business and income taxes	548	711
Accrued occupancy	471	233
Other	1,085	1,017
Total accrued expenses	$8,045	$6,046

7.   Debt and Credit Agreements

Notes Payable

As of December 31, 2011, we had two equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans was $132,000 at December 31, 2011. The loans bear interest at rates ranging from 8.4% to 8.5% and require monthly principal and interest payments aggregating approximately $25,000. The loans mature between May 2012 and June 2012. The equipment loans require us to maintain a corporate fixed charge coverage ratio of at least 1.25:1.00 determined on the last day of each fiscal year.  We were in compliance with the required coverage ratio as of December 31, 2011.

Notes payable consisted of the following:

	December 31,
	2011	2010
	(In thousands)
$1,000,000 equipment loan, repaid May 2011	$—	$76
$1,000,000 equipment loan, repaid October 2011	—	150
$600,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $9,508 including interest at 8.52%, due May 2012	46	151
$995,000 equipment loan, collateralized by certain restaurant assets of the Company, payable in monthly installments of $15,687 including interest at 8.36%, due June 2012	86	259
Total notes payable	132	636
Less current portion	(132)	(504)
Total notes payable, net of current portion	$—	$132

Future maturities of notes payable at December 31, 2011 are as follows (in thousands):

2012	$132
Total notes payable	$132

During 2011, 2010, and 2009, we incurred gross interest expense of $61,000, $154,000, and $312,000, respectively. We capitalized $0, $31,000, and $138,000 of interest costs during 2011, 2010, and 2009, respectively.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

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

Bridge Loan

On March 6, 2009, and as amended on April 7, 2009, we entered into a Note and Warrant Purchase Agreement with certain accredited investors whereby we sold $1,200,000 aggregate principal amount of 10% unsecured subordinated notes and warrants to purchase shares of our common stock. The principal and accrued interest outstanding under the notes were due and payable upon the closing of any offering of equity securities generating gross proceeds to us of at least $2,500,000. As described in Note 9 below, we completed a rights offering during June 2009 and used a portion of the proceeds to repay amounts owed on the notes.

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

8.   Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$—	$—
State	9	10	65
	9	10	65
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$9	$10	$65

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

Income tax expense differed from amounts computed by applying the federal statutory rate to loss from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Income tax expense (benefit) at federal statutory rate	$790	$(385)	$(5,723)
State income taxes, net of federal benefit	(72)	(68)	(656)
Nondeductible expenses	447	335	343
Business tax credit	(1,067)	(862)	(860)
Other (1)	(85)	(209)	(3)
Change in valuation reserve	(4)	1,199	6,964
Total	$9	$10	$65
___________

(1) For the year ended December 31, 2011, Other includes $65,000 for the reduction in unrecognized tax benefits due to the lapse of the statute of limitations. For the year ended December 31, 2010, Other primarily reflects $169,000 for the change in tax benefit from accumulated state net operating losses and $39,000 for the reduction in unrecognized tax benefits due to the lapse of the statute of limitations.

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforward	$3,025	$2,847
Deferred rent	5,001	5,957
Business tax credits	5,794	4,690
Organizational and preopening costs	68	145
Impairment of assets	3,695	5,381
Stock-based compensation	1,176	1,088
Accrued expenses	430	—
Property and equipment	(2,585)	(2,922)
Accelerated tax depreciation	1,820	1,180
Other	157	130
Net deferred tax assets	18,581	18,496
Valuation allowance	(18,581)	(18,496)
Total	$—	$—

The valuation allowance increased by approximately $85,000 and $1,398,000 at December 31, 2011 and 2010, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on historical operating losses, we maintain a full valuation allowance until realization of deferred tax assets is more likely than not.

At December 31, 2011, we have approximately $6,800,000 and $19,140,000 in federal and state net operating loss carryforwards, respectively, which begin expiring in 2028 for federal income tax purposes and 2012 for state income tax purposes. We also have federal business tax credit carryforwards of approximately $5,794,000 which begin expiring in 2021. These credits are also potentially subject to annual limitations due to ownership change rules under the Internal Revenue Code.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

As of December 31, 2011, we had $36,000 of unrecognized tax benefits. Future changes in the unrecognized tax benefits are not expected to have a material impact on the effective tax rate. We estimate that it is reasonably possible that the amount of unrecognized tax benefits will decrease by $35,000 in the next twelve months due to lapse of statute of limitations. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Beginning balance	$101	$140	$158
Additions related to current year tax positions	—	—	—
Additions related to tax positions taken during the prior period	—	—	—
Reductions related to settlements with taxing authorities	—	—	—
Reductions due to lapse of statute of limitations	(65)	(39)	(18)
Ending balance	$36	$101	$140

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2011, 2010, and 2009 provision for income taxes includes $4,000, $10,000, and $12,000, respectively, in interest and penalties on unrecognized tax benefits. We had $20,000 and $33,000 accrued for the payment of interest and penalties at December 31, 2011 and 2010, respectively.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The U.S. federal tax returns for the years ended December 31, 2008 and 2009 are currently under audit by the Internal Revenue Service. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2007.

9.   Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01.  There were no shares of preferred stock that were issued or outstanding at December 31, 2011 or 2010.

Common Stock

Stock Purchase and Retirement Program

During November 2011, our Board of Directs approved a stock repurchase and retirement program under which we are authorized to purchase up to $5,000,000 of common stock. As of December 31, 2011, we purchased 428,533 shares of common stock at a total cost of $2,423,000. The shares purchased were immediately retired, at the direction of the Board of Directors. As of February 29, 2012, we purchased an additional 430,130 shares of common stock at a total cost of $2,576,000 thus completing the current authorization. The authorization of the program does not have an expiration date and it does not require us to purchase a specific dollar amount of shares. This authorization may be modified, suspended or terminated at any time.  The timing and number of shares purchased pursuant to the share purchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash.

Rights Offering

As part of the Note and Warrant Purchase Agreement discussed in Note 7, we filed with the SEC a registration statement on Form S-3 to conduct a subscription rights offering with targeted gross proceeds to us of $3,520,000 pursuant to which each of our stockholders received one non-transferrable subscription right for every 2.5 shares of common stock owned on April 17, 2009. Each subscription right entitled the holder to purchase one share of common stock at a price of $1.35 per share. The terms of the agreement provided that any shares of common stock that were not subscribed for in the rights offering by existing stockholders were offered to the holders of the notes on a pro rata basis based on the aggregate principal amount of notes outstanding and at the same subscription price as offered to the holders of subscription rights granted under the rights offering. We sold 2,608,045 shares of common stock pursuant to the rights offering, including the exercise of over-subscription rights by the holders of the notes for the purchase of 482,178 shares or 18.5% of the total shares sold. We received net proceeds of $3,245,000 after deducting $275,000 in expenses. A portion of the net proceeds was used to repay amounts owed on the notes, and the remaining proceeds were utilized to fund capital expenditures.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

10.   Stock-Based Compensation

Stock Options

We maintain stock award plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. Upon effectiveness of the 2005 Stock Award Plan, the 2002 Stock Award Plan was closed for purposes of new grants and the remaining available shares for grant, including those shares related to option awards forfeited or terminated without exercise, accrue to the 2005 Stock Award Plan. We typically grant non-qualified stock options with an exercise price at or above the fair market value of the underlying common stock on the date of grant and expire five years from the date of grant.  Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each quarter over a one-year period. A total of 1,450,000 shares of common stock have been reserved for issuance under our plans of which 70,921 shares were available for grant as of December 31, 2011.

We account for stock-based compensation using the fair value recognition provisions. Compensation expense is recognized ratably over the vesting term of the option. The following table presents information related to stock-based compensation (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock-based compensation	$531,000	$474,000	$560,000

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

	2011	2010	2009
Expected volatility	59.9%	64.0%	57.6%
Risk-free interest rate	1.2%	1.6%	1.8%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.6	3.6	3.9
Weighted average fair value per option granted	$2.57	$1.63	$1.19

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

Activity during 2011, 2010, and 2009 under our stock award plans was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2008	824,056	12.34
Granted	407,100	2.64
Forfeited	(376,300)	12.42
Exercised	—	—
Outstanding options at December 31, 2009	854,856	7.67
Granted	243,750	3.44
Forfeited	(185,150)	9.53
Exercised	(28,650)	2.38
Outstanding options at December 31, 2010	884,806	6.28
Granted	485,750	5.80
Forfeited	(252,450)	8.55
Exercised	(217,125)	3.18
Outstanding options at December 31, 2011	900,981	$6.13	2.8 years	$1,088,000

Exercisable at December 31, 2011	433,539	$7.06	1.4 years	$585,000

The intrinsic value of options exercised during 2011 and 2010 was $632,000 and $30,000, respectively. The total fair value of shares vested during 2011, 2010, and 2009 was $510,000, $398,000, and $390,000, respectively. As of December 31, 2011, there was approximately $879,000 of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 3.2 years.

Information regarding options outstanding and exercisable at December 31, 2011 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.92 – $ 2.10	77,800	1.36	$2.00	55,150	$2.08
$3.39 – $ 4.99	278,000	3.18	$4.01	82,875	$3.48
$5.00 – $ 7.70	427,764	3.42	$5.96	187,451	$5.69
$11.72 – $12.64	73,417	0.71	$11.76	64,063	$12.01
$18.08 – $19.49	44,000	0.19	$19.04	44,000	$19.04
	900,981	2.79	$6.13	433,539	$7.06

Warrants

As discussed in Note 7, we issued to the noteholders of the bridge loan three-year warrants to purchase 120,000 shares of our common stock at an aggregate exercise price per share of $2.29, which was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance.  These warrants are exercisable through March 6, 2012 and 20,000 warrants have been exercised resulting in 100,000 warrants outstanding at December 31, 2011. We recorded the value of the warrant at $70,000 and amortized this amount to interest expense during 2009.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

11.   Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses.  Matching contributions made during 2011, 2010, and 2009 were $167,000, $142,000, and $142,000, respectively.

Employee Stock Purchase Plan

During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan, or ESPP and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95% of the fair market value of common stock on the last day of the applicable offering period. During 2011, 2010, and 2009, 6,799 shares, 11,450 shares and 16,659 shares, respectively, were purchased under the ESPP.

12.   Commitments and Contingencies

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

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Straight-line minimum base rent	$6,236	$6,218	$5,587
Contingent rent	159	39	24
Total rent	$6,395	$6,257	$5,611

As of December 31, 2011, future minimum lease payments under operating leases, excluding unexercised renewal options periods, were as follows (in thousands):

012	$6,679
2013	6,694
2014	6,038
2015	5,179
2016	4,738
Thereafter	15,804
Total minimum lease payments	$45,132

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

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

13.   Selected Quarterly Financial Data (Unaudited)

Summarized quarterly unaudited financial data for 2011 and 2010 is as follows (in thousands, except per share data):

	2011
Quarter ended	March 31	June 30	September 30	December 31
Restaurant sales	$22,242	$24,512	$23,838	$23,065
(Loss) income from continuing operations	(28)	860	735	747
Loss from discontinued operations	(64)	(78)	(146)	—
Net (loss) income	(92)	782	589	747
Diluted net (loss) income per share (1)	$(0.01)	$0.08	$0.06	$0.08

	2010
	March 31	June 30	September 30	December 31
Restaurant sales	$19,626	$21,428	$20,560	$21,121
(Loss) income from continuing operations	(895)	373	(295)	(325)
Loss from discontinued operations	(12)	(111)	(146)	(166)
Net (loss) income	(907)	262	(441)	(491)
Diluted net (loss) income per share (1)	$(0.10)	$0.03	$(0.05)	$(0.05)
___________

(1)	Net (loss) income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.

14.   Subsequent Event

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (the “Lender”) for a term loan and a line of credit (collectively, the “Loans”).

Pursuant to the terms of a Business Loan Agreement, Addendum to Business Loan Agreement and Promissory Note (collectively, the “Term Loan Agreement”), we obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”). The Term Loan will mature on February 7, 2015. Interest on the Term Loan is subject to change based on changes in the Wall Street Journal Prime Rate (the “Index”). Interest on the unpaid principal balance of the Promissory Note will be calculated using a rate of 1% over the Index and shall at all times be at least 5.75% per year or higher. The proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and pay expenses associated with the Loans.

KONA GRILL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

Pursuant to the terms of another Business Loan Agreement, Addendum to Business Loan Agreement and Promissory Note (collectively, the “Credit Line Agreement”), we obtained a credit line to borrow up to an aggregate principal amount of $5.0 million (the “Credit Line”). The final maturity date for all installments under the Credit Line is February 7, 2021. Interest on the loans will initially be 6.25% per year and will be adjusted each time the Index changes and on each such date, the interest rate will equal the Index plus 1%. The interest rate shall at all times be at least 6.25% per year or higher. There is no non-usage fee associated with the Credit Line. To the extent we utilize the Credit Line, amounts borrowed would be used for capital expenditures for existing and new restaurant units, provided that we match each disbursement dollar for dollar and the amount of any such disbursement could not exceed $1.5 million per location.

The Loans also require us to comply with certain covenants set forth in the operative documents governing the terms of the Loans. Among other things, the covenants (a) require us to  maintain a fixed charge coverage ratio greater than 1.25%, (b) require us to maintain a maximum IBD/EBITDA ratio of 3.00x and (c) provide that the ratio of our total debt to tangible net worth may not exceed 3:1. The Loans are secured by commercial security agreements executed by us and each of our subsidiaries (the “Companies”) granting the Lender a security interest in all of the assets of the Companies.

RDGXBRLParseEnd