Form 10-Q
period 2012-03-31
KONA GRILL INC
filed 2012-05-04
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Yes ☐      No ☒

As of April 30, 2012, there were 8,798,394 shares of the registrant's common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,649	$6,327
Investments	176	176
Receivables	221	3
Other current assets	1,221	1,203
Total current assets	7,267	7,709
Other assets	833	694
Property and equipment, net	31,673	32,944
Total assets	$39,773	$41,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,706	$1,912
Accrued expenses	6,942	8,045
Current portion of notes payable	158	132
Total current liabilities	8,806	10,089
Notes payable	329	—
Deferred rent	13,293	13,574
Total liabilities	22,428	23,663

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,914,594 shares issued and 8,798,394 shares outstanding at March 31, 2012; 9,071,923 shares issued and 8,955,723 shares outstanding at December 31, 2011	89	91
Additional paid-in capital	55,382	56,903
Accumulated deficit	(37,126)	(38,310)
Treasury stock, at cost, 116,200 shares at March 31, 2012 and December 31, 2011	(1,000)	(1,000)
Total stockholders' equity	17,345	17,684
Total liabilities and stockholders' equity	$39,773	$41,347

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011

Restaurant sales	$24,155	$22,242
Costs and expenses:
Cost of sales	6,495	6,236
Labor	7,948	7,524
Occupancy	1,533	1,651
Restaurant operating expenses	3,376	3,481
General and administrative	2,084	1,881
Preopening expense	—	—
Depreciation and amortization	1,463	1,476
Total costs and expenses	22,899	22,249
Income (loss) from operations	1,256	(7)
Nonoperating income (expense):
Interest income and other, net	—	1
Interest expense	(12)	(12)
Income (loss) from continuing operations before provision for income taxes	1,244	(18)
Provision for income taxes	60	10
Income (loss) from continuing operations	1,184	(28)
Loss from discontinued operations, net of tax	—	(64)
Net income (loss)	$1,184	$(92)

Net income (loss) per share – Basic and Diluted:
Income (loss) from continuing operations	$0.13	$(0.00)
Loss from discontinued operations, net of tax	—	(0.01)
Net income (loss)	$0.13	$(0.01)

Weighted average shares used in computation:
Basic	8,802	9,203
Diluted	8,912	9,203

Comprehensive income (loss)	$1,184	$(92)

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$1,184	$(92)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,463	1,490
Stock-based compensation expense	103	91
Loss on disposal of assets	—	2
Change in operating assets and liabilities:
Receivables	(218)	—
Other current assets	(18)	(75)
Accounts payable	(84)	132
Accrued expenses	(1,103)	(109)
Deferred rent	(281)	(137)
Net cash provided by operating activities	1,046	1,302

Investing activities
Purchase of property and equipment	(314)	(512)
Increase in other assets	13	(51)
Net cash used in investing activities	(301)	(563)

Financing activities
Borrowings on term loan	500	—
Repayments of notes payable	(145)	(157)
Fees paid for credit facility	(152)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	950	61
Purchase and retirement of common stock	(2,576)	—
Net cash used in financing activities	(1,423)	(96)

Net (decrease) increase in cash and cash equivalents	(678)	643
Cash and cash equivalents at the beginning of the period	6,327	2,555
Cash and cash equivalents at the end of the period	$5,649	$3,198

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$13	$12

Noncash investing activities
Decrease in accounts payable related to property and equipment	$(122)	$(271)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Literature

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Accounting Standards Update (“ASU”) No. 2011-04)

ASU No. 2011-04 amends existing guidance to provide common fair value measurements and related disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”). Additional disclosure requirements in the amendment include: (1) for Level 3 fair value measurements, a description of the valuation processes used by the entity and a discussion of the sensitivity of the fair value measurements to changes in unobservable inputs; (2) discussion of the use of a nonfinancial asset that differs from the asset's highest and best use; and (3) the level of the fair value hierarchy of financial instruments for items that are not measured at fair value but disclosure of fair value is required. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 with early adoption not permitted. The adoption of ASU No. 2011-04 in the first quarter of 2012 did not have any material impact on our consolidated financial statements.

Presentation of Comprehensive Income (ASU No. 2011-05)

ASU No. 2011-05 amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We adopted ASU No. 2011-05 in the first quarter of 2012, using the single continuous statement of comprehensive income approach. The adoption of ASU No. 2011-05 did not have any material impact on our consolidated financial statements.

2.    Discontinued Operations

During 2011, we closed our West Palm Beach, Florida and Sugar Land, Texas restaurants. The decision to close these restaurants was based on these restaurants' past operating performance. We entered into an amendment with the landlord of the West Palm Beach restaurant that provided for the early termination of the lease on July 31, 2011. Under the lease amendment, we paid an early termination fee and agreed not to remove certain restaurant equipment from the premises. We closed the Sugar Land location on September 21, 2011.

During the third quarter of 2011, we recognized $1,050,000 related to estimated and actual lease termination costs for the two restaurants closed and $211,000 for severance, relocation, and other exit costs. The lease termination and exit cost accrual is included in Accrued Expenses on the consolidated balance sheets. These costs are partially offset by deferred rent write-offs of $1,260,000. We also recognized $53,000 in non-cash asset impairment charges related to the write-off of equipment and furniture left at the closed restaurants. We previously recognized non-cash asset impairment charges of $5,204,000 associated with these restaurants during 2009 to write down the long-lived assets to their fair value.

We determined that the closures met the criteria for classification as discontinued operations. As a result, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of comprehensive income for all periods presented. Loss from discontinued operations, net of tax is comprised of the following for the three months ended March 31, 2011 (in thousands):

Restaurant sales	$1,390
Loss from discontinued operations before income taxes	$(64)
Income tax benefit	—
Loss from discontinued operations, net of tax	$(64)

Activities associated with the lease termination and exit cost accrual is summarized below (in thousands):

Balance at December 31, 2011	$618
Cash payments	(2)
Non-cash adjustments	—
Balance at March 31, 2012	$616

3.     Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$176	$—	$176

December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$176	$—	$176

4.     Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2012	2011
(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$1,184	$(28)
Loss from discontinued operations, net of tax	—	(64)
Net income (loss)	$1,184	$(92)

Denominator:
Weighted average shares — Basic	8,802	9,203
Effect of dilutive stock options and warrants	110	—
Weighted average shares — Diluted	8,912	9,203

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.13	$(0.00)
Loss from discontinued operations, net of tax	—	(0.01)
Net income (loss)	$0.13	$(0.01)

For the three months ended March 31, 2012 and 2011, there were 787,000 and 1,144,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

5.     Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
Accrued payroll	$2,447	$3,121
Sales taxes	1,008	959
Gift cards	1,000	1,243
Lease termination accrual	616	618
Business and income taxes	467	548
Accrued occupancy	386	471
Other	1,018	1,085
	$6,942	$8,045

6.     Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association for a term loan and a line of credit (collectively, the “Loans”). The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”). The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000. Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year. Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans. The outstanding balance on the Term Loan at March 31, 2012 was $487,000.

We also obtained a credit line to borrow up to an aggregate principal amount of $5.0 million (the “Credit Line”). The final maturity date for all installments under the Credit Line is February 7, 2021. Interest on the loans will initially be 6.25% per year and will be adjusted each time the Index changes and on each such date, the interest rate will equal the greater of the Index plus 1% or 6.25% per year. There is no non-usage fee associated with the Credit Line. Borrowings under the Credit Line can be used for capital expenditures for existing and new restaurant units, provided that we match each disbursement dollar for dollar and the amount of any such disbursement could not exceed $1.5 million per location. We have not drawn any amounts to date under the Credit Line, and the entire $5.0 million balance was available at March 31, 2012.

Fees incurred for the Loans totaled $152,000. These fees are included in Other Assets in the consolidated balance sheet at March 31, 2012 and such fees are being amortized over the life of the Loans.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25%, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth of equal or less than 3:1. We were in compliance with such covenants at March 31, 2012.

7.     Stock-Based Compensation

We maintain stock award plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012. The 2012 Plan was approved by our shareholders in May 2012. The total shares of common stock reserved for issuance under the 2012 Plan is 750,000. Upon effectiveness of the 2012 Plan, no further awards will be granted under the 2005 Plan, but the available share reserve under the 2005 Plan will then be added to the share reserve under the 2012 Plan. Any award granted earlier under the 2005 Plan will continue to be governed by the terms of that plan. We typically grant non-qualified stock options with an exercise price at the fair market value of the underlying common stock on the date of grant and such options expire five years from the date of grant. Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each quarter over a one-year period.

A total of 1,450,000 shares of common stock had been reserved for issuance under the 2005 Plan of which 85,096 shares were available for grant as of March 31, 2012. Upon the effectiveness of the 2012 Plan, 2,200,000 shares of common stock will be reserved for issuance under the 2012 Plan, of which 835,096 shares will be available for grant.

The fair value of stock options granted during the three months ended March 31, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2012	2011
Expected volatility	58.6%	60.1%
Risk-free interest rate	0.5%	1.5%
Expected option life (in years)	3.6	3.5
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.79	$2.21

The following table summarizes activity under our stock award plans for the three months ended March 31, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2011	900,981	$6.13
Granted	282,500	6.51
Forfeited	(296,675)	8.02
Exercised	(171,039)	4.14
Outstanding options at March 31, 2012	715,767	$5.96	3.4 years	$454,754
Exercisable at March 31, 2012	307,192	$6.15	2.1 years	$299,040

We recognized stock-based compensation expense of $103,000 and $91,000 during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, there was $935,008 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 3.4 years.

8.     Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we are authorized to purchase up to $5,000,000 of common stock. As of December 31, 2011, we purchased 428,533 shares of common stock at a total cost of $2,423,000. The shares purchased were immediately retired, at the direction of the Board of Directors. As of March 31, 2012, we purchased and retired an additional 430,130 shares of common stock at a total cost of $2,576,000 thus completing the 2011 authorization.

On May 3, 2012, our Board of Directors authorized an additional stock repurchase of up to $5,000,000 of outstanding common stock. We intend to fund the repurchase program from available cash and to retire any shares repurchased.

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

Sugar Land Lease Termination Costs

During the third quarter of 2011, we closed our Sugar Land restaurant. At March 31, 2012, we had accrued $616,000 associated with estimated lease termination costs. These costs are included in Accrued Expenses on our consolidated balance sheets. On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. Our accrual for estimated lease termination costs is our best estimate for our liability as of March 31, 2012; however, it is reasonably possible that the outcome could exceed the amount accrued.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 contained in our 2011 Annual Report on Form 10-K.

Certain information included in this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, expectations, intentions and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that could cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2011 and other reports filed from time to time with the SEC.

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

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Customer traffic and sales patterns have shown improvement since 2010 to date as evidenced by positive comparable restaurant sales for the previous six quarters and nine consecutive quarters of positive guest traffic. For the quarter ended March 31, 2012, our comparable restaurant sales increased 8.7% from the prior year period. We believe continued improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

We closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011. The decision to close these restaurants was based on these restaurants' past operating performance. The closure enables us to focus on our existing restaurant portfolio while also allowing us to concentrate on developing new restaurants. As a result of the restaurant closures, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of comprehensive income for all periods presented.

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

Restaurant Operating Profit. Restaurant operating profit is defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, or preopening expenses. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance prior to application of corporate overhead. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants' financial performance compared with our competitors. This measure provides useful information regarding our financial condition and results of operations and allows investors to more easily determine future financial results driven by growth and allows investors to more easily compare restaurant level profitability.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Restaurant sales growth	8.6%	12.3%
Same-store sales percentage change (1)	8.7%	7.6%
Average weekly sales – comparable restaurant base (2)	$81,268	$74,754
Average unit volume (in thousands) (2)	$1,056	$952
Sales per square foot (2)	$149	$135
Restaurant operating profit (in thousands) (3)	$4,803	$3,350
Restaurant operating profit as a percentage of sales (3)	19.9%	15.1%

(1)

Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.
(3)

Restaurant operating profit is not a financial measurement determined in accordance with U.S. generally accepted accounting principles and should not be considered in isolation or as an alternative to loss from operations. Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies. We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants' financial performance compared with our competitors.

The following tables set forth our calculation of restaurant operating profit and reconciliation to income (loss) from operations, the most comparable GAAP measure.

	Three Months Ended March 31,
	2012	2011
(In thousands)
Restaurant sales	$24,155	$22,242
Costs and expenses:
Cost of sales	6,495	6,236
Labor	7,948	7,524
Occupancy	1,533	1,651
Restaurant operating expenses	3,376	3,481
Restaurant operating profit	4,803	3,350
Deduct – other costs and expenses
General and administrative	2,084	1,881
Preopening expense	—	—
Depreciation and amortization	1,463	1,476
Income (loss) from operations	$1,256	$(7)

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2012	2011
Restaurant sales	100.0%	100.0
Costs and expenses:
Cost of sales	26.9	28.0
Labor	32.9	33.8
Occupancy	6.3	7.4
Restaurant operating expenses	14.0	15.7
Restaurant operating profit	19.9	15.1
Deduct – other costs and expenses
General and administrative	8.6	8.5
Preopening expense	0.0	0.0
Depreciation and amortization	6.1	6.6
Income (loss) from operations	5.2%	0.0

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Three Months Ended March 31, 2012	Year Ended Dcember 31, 2011

Beginning of period	23	25
Openings	—	—
Closings	—	(2)
End of period	23	23

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended March 31,
	2012	2011

Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	26.9	28.0
Labor	32.9	33.8
Occupancy	6.3	7.4
Restaurant operating expenses	14.0	15.7
General and administrative	8.6	8.5
Preopening expense	0.0	0.0
Depreciation and amortization	6.1	6.6
Total costs and expenses	94.8	100.0
Income (loss) from operations	5.2	0.0
Nonoperating income (expense):
Interest income and other, net	0.0	0.0
Interest expense	(0.1)	(0.1)
Income (loss) from continuing operations before provision for income taxes	5.1	(0.1)
Provision for income taxes	0.2	0.0
Income (loss) from continuing operations	4.9	(0.1)
Loss from discontinued operations, net of tax	(0.0)	(0.3)
Net income (loss)	4.9%	(0.4)%

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Restaurant Sales. Restaurant sales increased $1.9 million, or 8.6% to $24.2 million during the first quarter of 2012 from $22.2 million in the first quarter of 2011. The $1.9 million sales increase is attributable to an 8.7% increase in comparable restaurant sales. Higher comparable sales year over year resulted from a 6.4% increase in guest traffic, higher average check per guest aided by new menu offerings, and an estimated effective menu price increase of approximately 1.6%.

Cost of Sales. Cost of sales increased $0.3 million, or 4.2% to $6.5 million during the first quarter of 2012 compared to $6.2 million during the prior year period. The increase was primarily attributable to incremental food and liquor costs associated with higher sales volumes partially offsetting lower produce cost year over year. As a percentage of restaurant sales, cost of sales decreased 1.1% to 26.9% year over year, reflecting the leverage of higher sales volume as well as the lower produce costs during the first quarter of 2012.

Labor. Labor costs for our restaurants increased $0.4 million, or 5.6% to $7.9 million during the first quarter of 2012 compared to $7.5 million in the prior year quarter. The increase was attributable to increased staffing to support the year over year sales growth. Labor expenses as a percentage of restaurant sales decreased 0.9% to 32.9% during the first quarter of 2012 from 33.8% during the prior year period. The decrease in labor costs as a percentage of restaurant sales resulted from our ability to leverage fixed management wages and hourly labor expenses in support of the 8.7% increase in comparable restaurant sales.

Occupancy. Occupancy expenses decreased $0.1 million, or 7.1% to $1.5 million during the first quarter of 2012 from $1.6 million during the first quarter of 2011. The lower occupancy expenses are primarily associated with an amendment in our lease agreement for one restaurant. Occupancy expenses as a percentage of restaurant sales decreased 1.1% to 6.3% in the first quarter of 2012 compared to 7.4% during the prior year period. The decrease in occupancy costs as a percentage of sales reflects the impact of the aforementioned changes in lease provisions as well as the increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.1 million, or 3.0% to $3.4 million during the first quarter of 2012 from $3.5 million during the prior year period. Lower marketing expenses drove the decrease in restaurant operating expenses year over year. Restaurant operating expenses as a percentage of restaurant sales decreased 1.7% to 14.0% during the period compared to 15.7% during the first quarter of 2011, reflecting the leverage of fixed and variable operating costs from higher average weekly sales.

General and Administrative. General and administrative expenses increased by $0.2 million, or 10.8% from $1.9 million year over year. General and administrative expenses increased as a percentage of sales by 0.1% to 8.6% in the first quarter of 2012. The year over year increase in general and administrative expenses in absolute dollars and as a percentage of sales is attributable to higher legal and professional fees in the first quarter of 2012.

Preopening Expense. We did not incur any preopening expense during the first quarter of 2012 and 2011. We are not scheduled to open any new restaurants during 2012.

Depreciation and Amortization. Depreciation and amortization expense remained flat at $1.5 million in the first quarter of 2012 and 2011. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.5%, to 6.1% during the first quarter of 2012 from 6.6% during the prior year period reflecting leverage of these fixed costs from higher average weekly sales.

Discontinued Operations. Discontinued operations represent the historical operating results as well as lease termination and exit costs attributable to the two restaurants closed during the third quarter of 2011. See Note 2 to the Unaudited Consolidated Financial Statements. Our loss from discontinued operations was $64,000 in the first quarter of 2011.

Provision for Income Taxes. During the first quarter of 2012 and 2011, we recorded a provision for income taxes of $60,000 and $10,000, respectively. The year over year increase in the provision is attributable to federal and state taxes on our projected income for the year offset by the utilization of our federal and state net operating loss carryforwards in 2012.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	March 31, 2012	December 31, 2011
Cash and short-term investments	$5,825	$6,503
Net working capital (deficit)(1)	(1,539)	(2,380)

(1) The working capital deficits at March 31, 2012 and December 31, 2011, are primarily attributable to accruals for payroll, lease termination and exit costs related to our two closed restaurants and professional fees.

	Three Months Ended March 31,
	2012	2011
Cash provided by operating activities	$1,046	$1,302
Capital expenditures	314	512

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

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $5.8 million, the ability to draw on our $5.0 million credit facility and cash flow from operations will be sufficient to fund any development of new restaurants, planned remodels of existing restaurants and lease termination costs for one restaurant we closed in September 2011 as well as our stock repurchase program. Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. As of March 31, 2012, we had a working capital deficit of $1.5 million, a $0.8 million improvement from December 31, 2011 primarily as a result of higher earnings during the first quarter of 2012. We plan to continue reducing this deficit through cost containment efforts and cash flow from operations. Financing to construct new restaurants for amounts in excess of the line of credit availability may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association for a term loan and a line of credit (collectively, the “Loans”). The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”). The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000. Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year. Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans. The outstanding balance on the Term Loan at March 31, 2012 was $487,000.

We also obtained a credit line to borrow up to an aggregate principal amount of $5.0 million (the “Credit Line”). The final maturity date for all installments under the Credit Line is February 7, 2021. Interest on the loans will initially be 6.25% per year and will be adjusted each time the Index changes and on each such date, the interest rate will equal the greater of the Index plus 1% or 6.25% per year. There is no non-usage fee associated with the Credit Line. Borrowings under the Credit Line can be used for capital expenditures for existing and new restaurant units, provided that we match each disbursement dollar for dollar and the amount of any such disbursement could not exceed $1.5 million per location. We have not drawn any amounts to date under the Credit Line, and the entire $5.0 million balance was available at March 31, 2012.

Fees incurred for the Loans totaled $152,000. These fees are included in Other Assets in the consolidated balance sheet at March 31, 2012 and such fees are being amortized over the life of the Loans.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25%, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth of equal or less than 3:1. We were in compliance with such covenants at March 31, 2012.

Stock Repurchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5.0 million of common stock. As of March 31, 2012, we had completed the 2011 authorization of the stock repurchase and retirement program, purchasing 859,000 shares at an average cost of $5.80 per share.

On May 3, 2012, our Board of Directors authorized an additional stock repurchase of up to $5.0 million of our outstanding common stock. We intend to fund the repurchase program from available cash and to retire any shares repurchased. We have no obligation to repurchase shares under this authorization, and the timing, actual number and value of shares to be repurchased will depend on our stock price and other market conditions.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in):
Operating activities	$1,046	$1,302
Investing activities	(301)	(563)
Financing activities	(1,423)	(96)
Net (decrease) increase in cash and cash equivalents	$(678)	$643

Operating Activities. Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $1.0 million of net cash during the first three months of 2012. The net decrease in cash from operating activities for the first three months of 2012 in comparison to the prior year quarter is primarily the result of greater use of cash for accrued expenses partially offset by higher net income.

Investing Activities. Capital expenditures for the three months ended March 31, 2012 were $0.3 million, primarily attributable to remodeling costs for existing restaurants. Investing activities for the three months ended March 31, 2011 of $0.6 million included contractor payments for our Baltimore, Maryland restaurant that opened during October 2010 and remodeling costs for existing restaurants.

Financing Activities. Net cash used in financing activities during the first quarter of 2012 totaled $1.4 million, consisting of $2.6 million for the purchase and retirement of our common stock and $0.1 million payoff of our existing equipment loans. The common stock purchase was pursuant to our repurchase program described in Item 2 of Part II under an aggregate authorization of $5.0 million; we completed the 2011 authorization during the first quarter of 2012. We also paid $0.2 million in fees in conjunction with the credit facility. Cash receipts from financing activities during the first quarter of 2012 consisted of $0.5 million from term loan borrowings and $1.0 million in proceeds from stock option and warrant exercises and employee stock plan purchases. Net cash used in financing activities was $0.1 million during the first quarter of 2011, reflecting $0.2 million in equipment loan principal payments offsetting the $0.1 million in proceeds from stock issued as part of our stock option and employee stock purchase plans.

Critical Accounting Policies

Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective, or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Sugar Land Lease Termination Costs

During the third quarter of 2011, we closed our Sugar Land restaurant. At March 31, 2012, we had accrued $616,000 associated with estimated lease termination costs. These costs are included in Accrued Expenses on our consolidated balance sheets. On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. Our accrual for estimated lease termination costs is our best estimate for our liability as of March 31, 2012; however, it is reasonably possible that the outcome could exceed the amount accrued.

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2011. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

In November 2011, our Board of Directors authorized a stock repurchase and retirement program under which we are authorized to repurchase up to $5.0 million of common stock in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices. We had previously purchased 428,533 shares of common stock at a total cost of $2,423,000 in the fourth quarter of 2011. The shares purchased were immediately retired, at the direction of the Board of Directors. During the first quarter of 2012, we made the following purchases at a total cost of $2,576,000:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1 – January 31, 2012	167,610	$6.62	167,610	$1,463,734
February 1 – February 29, 2012	262,520	5.55	262,520	322
March 1 – March 31, 2012	—	—	—	322
Total	430,130	$5.97	430,130

As of March 31, 2012, we had completed the 2011 authorization of the stock repurchase and retirement program.  On May 3, 2012, our Board of Directors authorized an additional stock repurchase of up to $5.0 million of our outstanding common stock.  We intend to fund the repurchase program from available cash and to retire any shares repurchased.  We have no obligation to repurchase shares under this authorization, and the timing, actual number and value of shares to be repurchased will depend on our stock price and other market conditions.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and (iv) the notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.

/s/ Berke Bakay

Berke Bakay

President, Chief Executive Officer and Director

(Principal Executive Officer)

/s/ Christi Hing

Christi Hing

Chief Financial Officer

(Principal Accounting and Financial Officer)

Date: May 4, 2012