Form 10-Q
period 2012-06-30
KONA GRILL INC
filed 2012-08-02
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-34082

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7150 East Camelback Road, Suite 220
Scottsdale, Arizona  85251
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
Yes ☒      No ☐

As of July 30, 2012, there were 8,721,181 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,157	$6,327
Investments	176	176
Receivables	150	3
Other current assets	1,129	1,203
Total current assets	9,612	7,709
Other assets	827	694
Property and equipment, net	30,477	32,944
Total assets	$40,916	$41,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,005	$1,912
Accrued expenses	6,757	8,045
Current portion of notes payable	160	132
Total current liabilities	8,922	10,089
Notes payable	288	—
Deferred rent	12,746	13,574
Total liabilities	21,956	23,663

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,916,831 shares issued and 8,800,631 shares outstanding at June 30, 2012; 9,071,923 shares issued and 8,955,723 shares outstanding at December 31, 2011	89	91
Additional paid-in capital	55,230	56,903
Accumulated deficit	(35,359)	(38,310)
Treasury stock, at cost, 116,200 shares at June 30, 2012 and December 31, 2011	(1,000)	(1,000)
Total stockholders’ equity	18,960	17,684
Total liabilities and stockholders’ equity	$40,916	$41,347

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restaurant sales	$24,992	$24,512	$49,147	$46,754
Costs and expenses:
Cost of sales	6,814	6,696	13,309	12,932
Labor	8,211	8,026	16,159	15,550
Occupancy	1,548	1,732	3,081	3,383
Restaurant operating expenses	3,562	3,556	6,938	7,037
General and administrative	1,521	2,149	3,605	4,030
Preopening expense	—	—	—	—
Depreciation and amortization	1,455	1,470	2,918	2,946
Total costs and expenses	23,111	23,629	46,010	45,878
Income from operations	1,881	883	3,137	876
Nonoperating income (expense):
Interest income and other, net	—	1	—	2
Interest expense	(7)	(9)	(19)	(21)
Income from continuing operations before provision for income taxes	1,874	875	3,118	857
Provision for income taxes	60	15	120	25
Income from continuing operations	1,814	860	2,998	832
Loss from discontinued operations, net of tax	(47)	(78)	(47)	(141)
Net income	$1,767	$782	$2,951	$691

Net income per share – Basic and Diluted:
Income from continuing operations	$0.21	$0.09	$0.34	$0.09
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$0.20	$0.08	$0.33	$0.07

Weighted average shares used in computation:
Basic	8,815	9,214	8,809	9,208
Diluted	8,903	9,392	8,937	9,377

Comprehensive income	$1,767	$782	$2,951	$691

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$2,951	$691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,918	2,972
Stock-based compensation expense	197	180
Loss on disposal of assets	1	22
Change in operating assets and liabilities:
Receivables	(147)	(4)
Other current assets	75	(160)
Accounts payable	307	(219)
Accrued expenses	(1,288)	(167)
Deferred rent	(827)	(389)
Net cash provided by operating activities	4,187	2,926

Investing activities
Purchase of property and equipment	(667)	(922)
Decrease (increase) in other assets	19	(51)
Net cash used in investing activities	(648)	(973)

Financing activities
Borrowings on term loan	500	—
Debt repayments	(184)	(301)
Fees paid for credit facility	(152)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	1,461	88
Purchase and retirement of common stock	(3,334)	—
Net cash used in financing activities	(1,709)	(213)

Net increase in cash and cash equivalents	1,830	1,740
Cash and cash equivalents at the beginning of the period	6,327	2,555
Cash and cash equivalents at the end of the period	$8,157	$4,295

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$13	$21

Noncash investing activities
Decrease in accounts payable related to property and equipment	$(214)	$(264)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011.

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

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

Presentation of Comprehensive Income (ASU No. 2011-05)

ASU No. 2011-05 amends existing guidance to allow only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous statement of comprehensive income or (2) in two separate but consecutive financial statements consisting of an income statement followed by a statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. We adopted ASU No. 2011-05 in the first quarter of 2012, using the single continuous statement of comprehensive income approach.  The adoption of ASU No. 2011-05 in the first quarter of 2012 did not have any material impact on our consolidated financial statements.

2.   Discontinued Operations

During 2011, we closed our West Palm Beach, Florida and Sugar Land, Texas restaurants. The decision to close these restaurants was based on these restaurants’ past operating performance. We entered into an amendment with the landlord of the West Palm Beach restaurant that provided for the early termination of the lease on July 31, 2011. Under the lease amendment, we paid an early termination fee and agreed not to remove certain restaurant equipment from the premises. We closed the Sugar Land location on September 21, 2011.

During the third quarter of 2011, we recognized $1,261,000 related to estimated lease termination costs, severance, relocation, and other exit costs for the two restaurants closed. The lease termination and exit cost accrual is included in accrued expenses on the consolidated balance sheets. These costs are partially offset by deferred rent write-offs of $1,260,000. We also recognized $53,000 in non-cash asset impairment charges related to the write-off of equipment and furniture left at the closed restaurants. We previously recognized non-cash asset impairment charges of $5,204,000 associated with these restaurants during 2009 to write down the long-lived assets to their fair value.

We determined that the closures met the criteria for classification as discontinued operations. As a result, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of comprehensive income for all periods presented. Loss from discontinued operations, net of tax is comprised of the following for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,
	2012	2011
Restaurant sales	$—	$2,645

Loss from discontinued operations before income taxes	$47	$141
Income tax benefit	—	—
Loss from discontinued operations, net of tax	$47	$141

Activities associated with the lease termination and exit cost accrual are summarized below (in thousands):

Balance at December 31, 2011	$618
Additions	47
Cash payments	(34)
Non-cash adjustments	—
Balance at June 30, 2012	$631

3.   Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$176	$—	$176

December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$176	$—	$176

4.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$1,814	$860	$2,998	$832
Loss from discontinued operations, net of tax	(47)	(78)	(47)	(141)
Net income	$1,767	$782	$2,951	$691
Denominator:
Weighted average shares — Basic	8,815	9,214	8,809	9,208
Effect of dilutive stock options and warrants	88	178	128	169
Weighted average shares — Diluted	8,903	9,392	8,937	9,377
Basic and diluted net income per share:
Income from continuing operations	$0.21	$0.09	$0.34	$0.09
Loss from discontinued operations, net of tax	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$0.20	$0.08	$0.33	$0.07

For the six months ended June 30, 2012 and 2011, there were 759,000 and 1,015,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

5.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued payroll	$2,555	$3,121
Gift cards	923	1,243
Sales taxes	890	959
Lease termination accrual	631	618
Business and income taxes	520	548
Accrued occupancy	303	471
Other	935	1,085
	$6,757	$8,045

6.   Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (“Stearns”) for a term loan and a line of credit (collectively, the “Loans”). The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”). The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000.  Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year. Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans. The outstanding balance on the Term Loan at June 30, 2012 was $448,000.

We also obtained a credit line to borrow up to an aggregate principal amount of $5.0 million (the “Credit Line”). The final maturity date for all installments under the Credit Line is February 7, 2021. Interest on the loans will initially be 6.25% per year and will be adjusted each time the Index changes and on each such date, the interest rate will equal the greater of the Index plus 1% or 6.25% per year. There is no non-usage fee associated with the Credit Line. Borrowings under the Credit Line can be used for capital expenditures for existing and new restaurant units, provided that we match each disbursement dollar for dollar and the amount of any such disbursement could not exceed $1.5 million per location. We have not drawn any amounts to date under the Credit Line, and the entire $5.0 million balance was available at June 30, 2012.

Fees incurred for the Loans totaled $152,000. These fees are included in Other Assets in the consolidated balance sheet at June 30, 2012 and such fees are being amortized over the life of the Loans.  The unamortized fees totaled $145,000 as of June 30, 2012.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25%, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth of equal or less than 3:1.  We were in compliance with such covenants at June 30, 2012.

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

We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012.  Any award granted earlier under the 2005 Plan will continue to be governed by the terms of that plan.  The 2012 Plan was approved by our shareholders in May 2012.  Upon effectiveness of the 2012 Plan, no further awards will be granted under the 2005 Plan, and the available share reserve under the 2005 Plan has been added to the share reserve under the 2012 Plan. The total shares of common stock reserved for issuance under the 2012 Plan totaled 2,200,000, of which 734,046 shares were available for grant as of June 30, 2012.

The fair value of stock options granted during the six months ended June 30, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2012	2011
Expected volatility	58.5%	60.1%
Risk-free interest rate	0.6%	1.5%
Expected option life (in years)	3.6	3.5
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.87	$2.21

The following table summarizes activity under our stock award plans for the six months ended June 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term In Years	Aggregate Intrinsic Value
Outstanding options at December 31, 2011	900,981	$6.13
Granted	402,800	6.66
Forfeited	(315,925)	7.91
Exercised	(267,664)	2.65
Outstanding options at June 30, 2012	720,192	$6.24	3.7	$2,220,866
Exercisable at June 30, 2012	214,942	$6.52	2.4	$759,736

We recognized stock-based compensation expense of $94,000 and $89,000 during the three months ended June 30, 2012 and 2011, respectively, and $197,000 and $180,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, there was $1,104,673 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.7 years.

8.   Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we are authorized to purchase up to $5,000,000 of common stock.  We purchased and retired 858,663 shares at an average cost of $5.82 per share.  The 2011 stock repurchase plan was completed in February 2012.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock.  As of June 30, 2012, we have purchased and retired 95,500 shares at an average cost of $7.93 per share under the 2012 authorization.

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

Sugar Land Lease Termination Costs
During the third quarter of 2011, we closed our Sugar Land restaurant and recognized $616,000 associated with estimated lease termination costs.  These costs are included in Accrued Expenses on our consolidated balance sheets.  On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. We are currently engaged in the discovery process with Sugar Land Mall.  Our accrual for estimated lease termination costs is our best estimate for our liability as of June 30, 2012; however, it is reasonably possible that the outcome could exceed the amount accrued.

10.   Subsequent Event

On July 24, 2012, we amended certain terms of the Credit Line with Stearns.  The amendment allows us to increase the aggregate principal amount under the Credit Line to $6.5 million from $5.0 million, under which we can borrow up to $2.5 million at the greater of 1% over the Index or 5.75% per year for our stock repurchase program. The amendment also allows us to reduce the interest floor on the Credit Line from 6.25% to 4.95% per year on borrowings for restaurant remodeling and new construction projects.

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

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Customer traffic and sales patterns have shown improvement since 2010 to date as evidenced by positive comparable restaurant sales for the previous seven quarters and ten consecutive quarters of positive guest traffic. For the quarter ended June 30, 2012, our comparable restaurant sales increased 2.3% from the prior year period. We believe continued improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

We closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011. The decision to close these restaurants was based on these restaurants’ past operating performance. The closure enables us to focus on our existing restaurant portfolio while also allowing us to concentrate on developing new restaurants. As a result of the restaurant closures, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of comprehensive income for all periods presented.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restaurant sales growth	2.0%	14.4%	5.1%	13.9%
Same-store sales percentage change (1)	2.3%	9.1%	5.5%	8.4%
Average weekly sales – comparable restaurant base (2)	$82,758	$80,883	$81,989	$77,722
Average unit volume (in thousands) (2)	$1,075	$1,051	$2,131	$2,020
Sales per square foot (2)	$143	$139	$292	$277
Restaurant operating profit (in thousands) (3)	$4,857	$4,502	$9,660	$7,852
Restaurant operating profit as a percentage of sales (3)	19.4%	18.4%	19.6%	16.8%

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

The following tables set forth our calculation of restaurant operating profit and reconciliation to income from operations, the most comparable GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Restaurant sales	$24,992	$24,512	$49,147	$46,754
Costs and expenses:
Cost of sales	6,814	6,696	13,309	12,932
Labor	8,211	8,026	16,159	15,550
Occupancy	1,548	1,732	3,081	3,383
Restaurant operating expenses	3,562	3,556	6,938	7,037
Restaurant operating profit	4,857	4,502	9,660	7,852
Deduct – other costs and expenses
General and administrative	1,521	2,149	3,605	4,030
Preopening expense	—	—	—	—
Depreciation and amortization	1,455	1,470	2,918	2,946
Income from operations	$1,881	$883	$3,137	$876

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	27.3	27.1	27.7
Labor	32.9	32.7	32.9	33.3
Occupancy	6.2	7.1	6.3	7.2
Restaurant operating expenses	14.3	14.5	14.1	15.1
Restaurant operating profit	19.4	18.4	19.6	16.8
Deduct – other costs and expenses
General and administrative	6.1	8.8	7.3	8.6
Preopening expense	0.0	0.0	0.0	0.0
Depreciation and amortization	5.8	6.0	5.9	6.3
Income from operations	7.5%	3.6%	6.4%	1.9%

Certain percentage amounts may not sum to total due to rounding.

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Beginning of period	23	25
Openings	—	—
Closings	—	(2)
End of period	23	23

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	27.3	27.1	27.7
Labor	32.9	32.7	32.9	33.3
Occupancy	6.2	7.1	6.3	7.2
Restaurant operating expenses	14.3	14.5	14.1	15.1
General and administrative	6.1	8.8	7.3	8.6
Preopening expense	0.0	0.0	0.0	0.0
Depreciation and amortization	5.8	6.0	5.9	6.3
Total costs and expenses	92.5	96.4	93.6	98.1
Income from operations	7.5	3.6	6.4	1.9
Nonoperating income (expense):
Interest income and other, net	0.0	0.0	0.0	0.0
Interest expense	0.0	0.0	0.0	0.0
Income from continuing operations before provision for income taxes	7.5	3.6	6.4	1.8
Provision for income taxes	0.2	0.1	0.2	0.1

Income from continuing operations	7.3	3.5	6.2	1.8
Loss from discontinued operations	0.2	0.3	0.1	0.3
Net income	7.1%	3.2%	6.0%	1.5%

Certain percentage amounts may not sum to total due to rounding.

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Restaurant Sales.  Restaurant sales increased $0.5 million, or 2.0% to $25.0 million during the second quarter of 2012 from $24.5 million in the second quarter of 2011.  Comparable restaurant sales growth year over year is 2.3%, driven by increase in guest traffic.

Cost of Sales.  Cost of sales increased $0.1 million, or 1.8% to $6.8 million during the second quarter of 2012 compared to $6.7 million during the prior year period. The increase was primarily attributable to incremental food and liquor costs associated with higher sales volume and promotional offerings partially offsetting lower produce cost year over year. Cost of sales remained constant at 27.3% during the second quarter of 2012 and 2011 on higher year over year sales volume.

Labor.  Labor costs for our restaurants increased $0.2 million, or 2.3% to $8.2 million during the second quarter of 2012 compared to $8.0 million in the prior year quarter. The higher labor costs were attributable to increased staffing to support the year over year sales growth, higher turnover and increased worker compensation costs.  Labor expenses as a percentage of restaurant sales increased 0.2% to 32.9% during the second quarter of 2012 from 32.7% during the prior year period, reflecting increased staffing levels as part of our guest service and hospitality initiatives implemented during the second half of 2011.

Occupancy.  Occupancy expenses decreased $0.2 million, or 10.6% to $1.5 million during the second quarter of 2012 from $1.7 million during the same quarter in 2011. The lower occupancy expenses are primarily associated with an amendment in our lease agreement for one restaurant. Occupancy expenses as a percentage of restaurant sales decreased 0.9% to 6.2% in the second quarter of 2012 compared to 7.1% during the prior year period. The decrease in occupancy costs as a percentage of sales reflects the impact of the aforementioned changes in lease provisions as well as the increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses.  Restaurant operating expenses remained flat at $3.6 million during the second quarter of 2012 compared to the second quarter of 2011.  The benefits realized from lower marketing, credit card fees, utilities and remodeling expenses were partially offset by increased training and recruiting expenses from higher turnover, repair and maintenance costs, higher supplies usage, as well as costs associated with the fire damage at our Troy, Michigan restaurant.   Restaurant operating expenses as a percentage of restaurant sales decreased to 14.3% during the period compared to 14.5% during the second quarter of 2011, reflecting in part the leverage of these variable and fixed costs on higher average weekly sales.

General and Administrative.  General and administrative expenses decreased by $0.6 million, or 29.2% from $2.1 million year over year.  General and administrative expenses decreased as a percentage of sales by 2.7% to 6.1% in the second quarter of 2012.  The significant year over year decrease in general and administrative expenses in absolute dollars and as a percentage of sales is attributable to the cash reduction of severance charges associated with a former executive officer, lower legal and professional fees and cost containment initiatives in the second quarter of 2012 along with severance and related costs for another former executive that were incurred in the second quarter of 2011.

Preopening Expense.  We did not incur any preopening expense during the second quarter of 2012 and 2011.  We are not scheduled to open any new restaurants during 2012.

Depreciation and Amortization.  Depreciation and amortization expense remained flat at $1.5 million in the second quarter of 2012 and 2011.  Depreciation and amortization expense as a percentage of restaurant sales decreased 0.2% to 5.8% during the second quarter of 2012 from 6.0% during the prior year period reflecting leverage of these fixed costs from higher average weekly sales.

Discontinued Operations. Discontinued operations represent the historical operating results as well as lease termination and exit costs attributable to the two restaurants closed during the third quarter of 2011. See Note 2 to the Unaudited Consolidated Financial Statements.  Our loss from discontinued operations was $47,000 and $78,000 in the second quarter of 2012 and 2011, respectively.

Provision for Income Taxes.  During the second quarter of 2012 and 2011, we recorded a provision for income taxes of $60,000 and $15,000, respectively.  The year over year increase in the provision is attributable to federal and state taxes on our projected income for the year offset by the utilization of our federal and state net operating loss carryforwards in 2012.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Restaurant Sales.  Restaurant sales increased $2.4 million, or 5.1% to $49.1 million during the first half of 2012 from $46.7 million in the first half of 2011. The sales increase is attributable to a 5.5% increase in comparable restaurant sales. Higher guest traffic volume of 4.3% and average guest check increase of 0.9% drove the comparable sales growth year over year.

Cost of Sales.  Cost of sales increased $0.4 million, or 2.9% to $13.3 million during the first half of 2012 compared to $12.9 million during the same period in prior year.   The increase was primarily attributable to incremental food and liquor costs associated with higher sales volumes.  The cost of sales increase was lower than the incremental sales growth as we benefited from stabilizing produce costs in the current year.  As a percentage of restaurant sales, cost of sales decreased 0.6% to 27.1% year over year, reflecting the leverage of higher sales volume as well as the lower produce costs year over year.

Labor.  Labor costs in the first half of 2012 grew by $0.6 million, or 3.9% to $16.2 million compared to $15.6 million in the comparable prior year period. The increase was attributable to increased staffing to support the year over year sales growth and to a certain extent, higher turnover during the first half of 2012.  Labor expenses as a percentage of restaurant sales however decreased 0.4% to 32.9% from 33.3% during the first half of 2011.  The decrease in labor costs as a percentage of restaurant sales resulted from our effective leverage of fixed management wages and hourly labor expenses to support the comparable restaurant sales growth year over year.

Occupancy.  Occupancy expenses decreased $0.3 million, or 8.9% to $3.1 million in 2012 year to date from $3.4 million during the first half of 2011. The lower occupancy expenses are primarily associated with an amendment in our lease agreement for one restaurant. Occupancy expenses as a percentage of restaurant sales decreased 0.9% to 6.3% in 2012 compared to 7.2% in prior year, reflecting the benefits of the aforementioned changes in lease provisions as well as the increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses.  Restaurant operating expenses decreased $0.1 million to $6.9 million during the first half of 2012 on higher sales volume compared to $7.0 million in the same period in 2011.  We saw similar trends year to date with lower marketing, credit card fees, utilities and remodeling expenses more than offsetting increased training and recruiting expenses from higher turnover, repair and maintenance costs, supplies and costs associated with the fire damage at our Troy, Michigan restaurant.   Restaurant operating expenses as a percentage of restaurant sales also decreased 1.0% to 14.1% during the period compared to 15.1% during the first half of 2011.

General and Administrative.  General and administrative expenses decreased by $0.4 million, or 10.6% from $4.0 million year over year.  General and administrative expenses decreased as a percentage of sales by 1.3% to 7.3% in the first half of 2012 compared to 8.6% in the first half of 2011.  The year over year decrease in general and administrative expenses in absolute dollars and as a percentage of sales is attributable to the cash reduction of severance charges associated with a former  executive officer,  lower management salaries and professional fees and cost containment initiatives during 2012.

Preopening Expense.  We did not incur any preopening expense during the first half of 2012 and 2011.  We are not scheduled to open any new restaurants during 2012.

Depreciation and Amortization.  Depreciation and amortization expense remained flat at $2.9 million in 2012 and 2011 year to date.  Depreciation and amortization expense as a percentage of restaurant sales decreased 0.4% to 5.9% during the first half of 2012 from 6.3% during the prior year period reflecting leverage of these fixed costs from higher average weekly sales.

Discontinued Operations. Discontinued operations represent the historical operating results as well as lease termination and exit costs attributable to the two restaurants closed during the third quarter of 2011. See Note 2 to the Unaudited Consolidated Financial Statements.  Our loss from discontinued operations was $47,000 and $141,000 during the first half of 2012 and 2011, respectively.

Provision for Income Taxes.  We recorded a provision for income taxes of $120,000 and $25,000, respectively, 2012 and 2011 year to date.  The year over year increase in the provision is attributable to federal and state taxes on our projected income for the year offset by the utilization of our federal and state net operating loss carryforwards in 2012.

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

Liquidity and Capital Resources

Currently, our primary capital requirements are for new restaurant development and remodeling of existing restaurants. Similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip each restaurant. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our typical restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, permitting requirements, labor markets and other variables.  Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances typically require a significantly higher cash investment. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30, 2012	December 31, 2011
Cash and short-term investments	$8,333	$6,503
Net working capital (deficit)(1)	690	(2,380)

(1)	The working capital deficit at December 31, 2011is primarily attributable to accruals for payroll, lease termination and exit costs related to our two closed restaurants and professional fees.

	Six Months Ended June 30,
	2012	2011
Cash provided by operating activities	$4,187	$2,926
Capital expenditures	667	922

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the last several years, we funded development of new restaurants primarily from the proceeds of equity financing and cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment.

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $8.3 million, the ability to draw on our recently amended $6.5 million credit facility and cash flow from operations will be sufficient to fund any development of new restaurants, planned remodels of existing restaurants and lease termination costs for one restaurant we closed in September 2011. Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. As of June 30, 2012, we had working capital of $0.7 million, a $3.1 million improvement from December 31, 2011 primarily as a result of higher earnings during the first half of 2012. Our ability to generate higher cash flow from operations and cost containment efforts over the previous quarters have been instrumental in reducing the working capital deficit experienced in prior years. Financing to construct new restaurants for amounts in excess of the line of credit availability may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (“Stearns”) for a term loan and a line of credit (collectively, the “Loans”). The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”). The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000.  Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year. Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans. The outstanding balance on the Term Loan at June 30, 2012 was $448,000.

We also obtained a credit line to borrow up to an aggregate principal amount of $5.0 million (the “Credit Line”). The final maturity date for all installments under the Credit Line is February 7, 2021. Interest on the loans will initially be 6.25% per year and will be adjusted each time the Index changes and on each such date, the interest rate will equal the greater of the Index plus 1% or 6.25% per year. There is no non-usage fee associated with the Credit Line. Borrowings under the Credit Line can be used for capital expenditures for existing and new restaurant units, provided that we match each disbursement dollar for dollar and the amount of any such disbursement could not exceed $1.5 million per location. We have not drawn any amounts to date under the Credit Line, and the entire $5.0 million balance was available at June 30, 2012.

Fees incurred for the Loans totaled $152,000. These fees are included in Other Assets in the consolidated balance sheet at June 30, 2012 and such fees are being amortized over the life of the Loans.  The unamortized fees totaled $145,000 as of June 30, 2012.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25%, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth of equal or less than 3:1.  We were in compliance with such covenants at June 30, 2012.

On July 24, 2012, we amended certain terms of the Credit Line with Stearns.  The amendment allows us to increase the aggregate principal amount under the Credit Line to $6.5 million from $5.0 million, under which we can borrow up to $2.5 million at the greater of 1% over the Index or 5.75% per year for our stock repurchase program. The amendment also allows us to reduce the interest floor on the Credit Line from 6.25% to 4.95% per year on borrowings for restaurant remodeling and new construction projects.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$4,187	$2,926
Investing activities	(648)	(973)
Financing activities	(1,709)	(213)
Net increase in cash and cash equivalents	$1,830	$1,740

Operating Activities.  Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $4.2 million of net cash during the first half of 2012. The net increase in cash from operating activities year over year is primarily the result of higher net income partially offset by greater use of cash for accrued expenses.

Investing Activities. Capital expenditures during the first half of 2012 were $0.7 million, primarily attributable to remodeling costs for existing restaurants and infrastructure investments at the Corporate office. Investing activities for first half of 2011 of $0.9 million included contractor payments for our Baltimore, Maryland restaurant that opened during October 2010 and remodeling costs for existing restaurants.

Financing Activities.  Net cash used in financing activities during the first half of 2012 totaled $1.7 million, consisting of $3.3 million for the purchase and retirement of our common stock and $0.2 million debt repayment for our equipment loans and term loan.  We also paid $0.2 million in fees in conjunction with the credit facility.  Cash receipts from financing activities during the first half of 2012 consisted of $0.5 million from term loan borrowings and $1.5 million in proceeds from stock option and warrant exercises and employee stock plan purchases.  Net cash used in financing activities was $0.2 million during the first half of 2011, reflecting $0.3 million in equipment loan principal payments offsetting the $0.1 million in proceeds from stock issued as part of our stock option and employee stock purchase plans.

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

Sugar Land Lease Termination Costs
During the third quarter of 2011, we closed our Sugar Land restaurant and accrued $616,000 associated with estimated lease termination costs.  These costs are included in Accrued Expenses on our consolidated balance sheets.  On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. We are currently engaged in the discovery process with Sugar Land Mall.  Our accrual for estimated lease termination costs is our best estimate for our liability as of June 30, 2012; however, it is reasonably possible that the outcome could exceed the amount accrued.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

In May 2012, our Board of Directors authorized a stock repurchase and retirement program under which we are authorized to repurchase up to $5.0 million of common stock in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices.  Previously, in February 2012 we had completed a stock repurchase and retirement program under which we purchased and retired 858,663 shares at an average cost of $5.82 per share.  During the second quarter of 2012, we made the following purchases at a total cost of $758,000:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
May 8 – May 31, 2012	60,600	$7.84	60,600	$4,523,906
June 1 – June 30, 2012	34,900	8.05	34,900	4,242,333
Total	95,500	$7.93	95,500

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (iv) the notes to the Unaudited Consolidated Financial Statements.

_____________

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

Date:  August 2, 2012