Form 10-Q
period 2012-09-30
KONA GRILL INC
filed 2012-11-06
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐      No ☒

As of October 31, 2012 there were 8,615,635 shares of the registrant's common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,367	$6,327
Investments	177	176
Receivables	517	3
Other current assets	1,093	1,203
Total current assets	8,154	7,709
Other assets	822	694
Property and equipment, net	29,504	32,944
Total assets	$38,480	$41,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,614	$1,912
Accrued expenses	5,731	8,045
Current portion of notes payable	163	132
Total current liabilities	7,508	10,089
Notes payable	247	—
Deferred rent	12,201	13,574
Total liabilities	19,956	23,663

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,731,835 shares issued and 8,615,635 shares outstanding at September 30, 2012; 9,071,923 shares issued and 8,955,723 shares outstanding at December 31, 2011	87	91
Additional paid-in capital	53,812	56,903
Accumulated deficit	(34,375)	(38,310)
Treasury stock, at cost, 116,200 shares at September 30, 2012 and December 31, 2011	(1,000)	(1,000)
Total stockholders' equity	18,524	17,684
Total liabilities and stockholders' equity	$38,480	$41,347

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Restaurant sales	$23,887	$23,838	$73,035	$70,591
Costs and expenses:
Cost of sales	6,540	6,404	19,849	19,336
Labor	8,040	7,815	24,199	23,365
Occupancy	1,569	1,742	4,650	5,125
Restaurant operating expenses	3,310	3,506	10,248	10,542
General and administrative	1,761	2,117	5,365	6,147
Gain on insurance recoveries	(101)	—	(101)	—
Depreciation and amortization	1,392	1,474	4,311	4,419
Total costs and expenses	22,511	23,058	68,521	68,934
Income from operations	1,376	780	4,514	1,657
Nonoperating income (expense):
Interest income and other, net	—	—	—	2
Interest expense	(6)	(26)	(26)	(47)

Income from continuing operations before provision for income taxes	1,370	754	4,488	1,612
Provision for income taxes	—	19	120	44
Income from continuing operations	1,370	735	4,368	1,568
Loss from discontinued operations, net of tax	(386)	(146)	(433)	(288)
Net income	$984	$589	$3,935	$1,280

Net income per share – Basic:
Income from continuing operations	$0.16	$0.08	$0.50	$0.17
Loss from discontinued operations, net of tax	(0.05)	(0.02)	(0.05)	(0.03)
Net income	$0.11	$0.06	$0.45	$0.14

Net income per share –Diluted:
Income from continuing operations	$0.16	$0.08	$0.49	$0.17
Loss from discontinued operations, net of tax	(0.05)	(0.02)	(0.05)	(0.03)
Net income	$0.11	$0.06	$0.44	$0.14

Weighted average shares used in computation:
Basic	8,710	9,256	8,776	9,224
Diluted	8,808	9,454	8,956	9,398

Comprehensive income	$984	$589	$3,935	$1,280

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net income	$3,935	$1,280
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,299	4,454
Stock-based compensation expense	298	357
Loss on disposal of assets	13	108
Gain on insurance recoveries	(101)	—
Change in operating assets and liabilities:
Receivables	(413)	5
Other current assets	110	(27)
Accounts payable	(99)	(354)
Accrued expenses	(2,314)	502
Deferred rent	(1,373)	(1,950)
Net cash provided by operating activities	4,355	4,375

Investing activities
Purchase of property and equipment	(1,071)	(1,153)
Decrease (increase) in other assets	24	(59)
Net cash used in investing activities	(1,047)	(1,212)

Financing activities
Borrowings on term loan	500	—
Debt repayments	(223)	(417)
Fees paid for credit facility	(152)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	1,502	542
Purchase and retirement of common stock	(4,895)	—
Net cash (used in) provided by financing activities	(3,268)	125

Net increase in cash and cash equivalents	40	3,288
Cash and cash equivalents at the beginning of the period	6,327	2,555
Cash and cash equivalents at the end of the period	$6,367	$5,843

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalization	$26	$27

Noncash investing activities
Decrease in accounts payable related to property and equipment	$(199)	$(250)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

During the third quarter of 2011, we recognized $1,261,000 related to estimated lease termination costs, severance, relocation, and other exit costs for the two restaurants closed. The lease termination and exit cost accrual was included in accrued expenses on the December 31, 2011 consolidated balance sheet. These costs were partially offset by deferred rent write-offs of $1,260,000. We also recognized $53,000 in non-cash asset impairment charges related to the write-off of equipment and furniture left at the closed restaurants. We previously recognized non-cash asset impairment charges of $5,204,000 associated with these restaurants during 2009 to write down the long-lived assets to their fair value.

We had accrued $618,000 for Sugar Land lease termination costs at December 31, 2011. In the second quarter of 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. In September 2012, we entered into a mediated settlement agreement with Sugar Land Mall, LLC, pursuant to which we agreed to pay $950,000 and recognized the incremental lease termination costs and related attorney fees in the third quarter of 2012. These charges were included in loss from discontinued operations.

We determined that the aforementioned closures met the criteria for classification as discontinued operations. As a result, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of comprehensive income for all periods presented. Loss from discontinued operations, net of tax is comprised of the following for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,
	2012	2011
Restaurant sales	$—	$3,317

Loss from discontinued operations before income taxes	$436	$297
Income tax benefit	(3)	(9)
Loss from discontinued operations, net of tax	$433	$288

Activities associated with the lease termination and exit cost accrual are summarized below (in thousands):

Balance at December 31, 2011	$618
Additions	430
Cash payments	(1,028)
Balance at September 30, 2012	$20

3.     Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

September 30, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177
December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$176	$—	$176

4.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$1,370	$735	$4,368	$1,568
Loss from discontinued operations, net of tax	(386)	(146)	(433)	(288)
Net income	$984	$589	$3,935	$1,280
Denominator:
Weighted average shares — Basic	8,710	9,256	8,776	9,224
Effect of dilutive stock options and warrants	98	198	180	174
Weighted average shares — Diluted	8,808	9,454	8,956	9,398
Basic net income per share:
Income from continuing operations	$0.16	$0.08	$0.50	$0.17
Loss from discontinued operations, net of tax	(0.05)	(0.02)	(0.05)	(0.03)
Net income	$0.11	$0.06	$0.45	$0.14
Diluted net income per share:
Income from continuing operations	$0.16	$0.08	$0.49	$0.17
Loss from discontinued operations, net of tax	(0.05)	(0.02)	(0.05)	(0.03)
Net income	$0.11	$0.06	$0.44	$0.14

For the three and nine months ended September 30, 2012 and 2011, there were 336,000 and 499,000, respectively, and 365,000 and 551,000, respectively, stock options and warrants outstanding, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued payroll	$2,480	$3,121
Gift cards	868	1,243
Sales taxes	869	959
Lease termination accrual	20	618
Business and income taxes	445	548
Accrued occupancy	318	471
Other	731	1,085
	$5,731	$8,045

6.     Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (“Stearns”) for a term loan and a line of credit (collectively, the “Loans”). The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”). The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000. Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year. Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans. The outstanding balance on the Term Loan at September 30, 2012 was $410,000.

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

On July 24, 2012, we amended certain terms of the Credit Line with Stearns. The amendment allows us to increase the aggregate principal amount under the Credit Line to $6.5 million from $5.0 million, under which we can borrow up to $2.5 million at the greater of 1% over the Index or 5.75% per year for our stock repurchase program. The amendment also allows us to reduce the interest floor on the Credit Line from 6.25% to 4.95% per year on borrowings for restaurant remodeling and new construction projects. We have not drawn any amounts to date under the Credit Line, and the entire $6.5 million balance was available at September 30, 2012.

Fees incurred for the Loans totaled $152,000. These fees are included in Other Assets in the consolidated balance sheet at September 30, 2012 and such fees are being amortized over the life of the Loans. The unamortized fees totaled $141,000 as of September 30, 2012.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25%, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth of equal or less than 3:1. We were in compliance with such covenants at September 30, 2012.

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

We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012. Any award granted earlier under the 2005 Plan will continue to be governed by the terms of that plan. The 2012 Plan was approved by our shareholders in May 2012. Upon effectiveness of the 2012 Plan, no further awards will be granted under the 2005 Plan, and the available share reserve under the 2005 Plan has been added to the share reserve under the 2012 Plan. The total shares of common stock reserved for issuance under the 2012 Plan totaled 2,200,000, of which 752,196 shares were available for grant as of September 30, 2012.

The fair value of stock options granted during the nine months ended September 30, 2012 and 2011 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2012	2011
Expected volatility	58.5%	60.0%
Risk-free interest rate	0.6%	1.5%
Expected option life (in years)	3.6	3.6
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.87	$2.45

 The following table summarizes activity under our stock award plans for the nine months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2011	900,981	$6.13
Granted	402,800	6.66
Forfeited	(334,075)	8.17
Exercised	(273,214)	4.56
Outstanding options at September 30, 2012	696,492	$6.07	3.5	$2,132,420
Exercisable at September 30, 2012	206,267	$5.96	2.4	$756,648

We recognized stock-based compensation expense of $101,000 and $177,000 during the three months ended September 30, 2012 and 2011, respectively, and $298,000 and $357,000 for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, there was $1,004,052 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.5 years.

8.     Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we are authorized to purchase up to $5,000,000 of common stock. We purchased and retired 858,663 shares at an average cost of $5.82 per share. The 2011 stock repurchase plan was completed in February 2012.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock. As of September 30, 2012, we have purchased and retired 287,072 shares at an average cost of $8.06 per share under the 2012 authorization.

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

Sugar Land Lease Termination Costs

During the third quarter of 2011, we closed our Sugar Land restaurant and recognized $616,000 associated with estimated lease termination costs. These costs were included in Accrued Expenses on our December 31, 2011 consolidated balance sheet. On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. In September 2012, we entered into a mediated settlement agreement with Sugar Land Mall, LLC, pursuant to which we agreed to pay $950,000 and recognized the incremental lease termination costs and related attorney fees in the third quarter of 2012. These charges were included in loss from discontinued operations.

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

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Customer traffic and sales patterns have shown improvement since 2010 to date as evidenced by our positive comparable restaurant sales for the previous eight quarters and eleven consecutive quarters of positive guest traffic. For the quarter ended September 30, 2012, our comparable restaurant sales grew 0.2% from the prior year period, improving on same store sales that had shown 10.6% growth from the 2010 period. For the first nine months of 2012, our same store sales grew 3.6% from the prior year period, improving on same store sales that had shown 9.2% growth from the 2010 period. We believe continued improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

We closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011. We settled all lease termination costs for the West Palm Beach and Sugar Land locations in the third quarter of 2011 and 2012, respectively. The decision to close these restaurants was based on these restaurants' past operating performance. The closures enable us to focus on our existing restaurant portfolio while also allowing us to concentrate on developing new restaurants. As a result of the restaurant closures, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of comprehensive income for all periods presented.

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

Sales Per Square Foot. Sales per square foot represent the restaurant sales for our comparable restaurant base, divided by the total leasable square feet for such restaurants.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restaurant sales growth	0.2%	15.9%	3.5%	14.6%
Same-store sales percentage change (1)	0.2%	10.6%	3.6%	9.2%
Average weekly sales – comparable restaurant base (2)	$79,179	$79,022	$80,998	$78,181
Average unit volume (in thousands) (2)	$1,041	$1,039	$3,171	$3,060
Sales per square foot (2)	$147	$147	$440	$424
Restaurant operating profit (in thousands) (3)	$4,428	$4,371	$14,089	$12,223
Restaurant operating profit as a percentage of sales (3)	18.5%	18.3%	19.3%	17.3%

(1)

Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base compared to the prior year. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Restaurant sales	$23,887	$23,838	$73,035	$70,591
Costs and expenses:
Cost of sales	6,540	6,404	19,849	19,336
Labor	8,040	7,815	24,199	23,365
Occupancy	1,569	1,742	4,650	5,125
Restaurant operating expenses	3,310	3,506	10,248	10,542
Restaurant operating profit	4,428	4,371	14,089	12,223
Deduct – other costs and expenses
General and administrative	1,761	2,117	5,365	6,147
Gain on insurance recoveries	(101)	—	(101)	—
Depreciation and amortization	1,392	1,474	4,311	4,419
Income from operations	$1,376	$780	$4,514	$1,657

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.4	26.9	27.2	27.4
Labor	33.7	32.8	33.1	33.1
Occupancy	6.6	7.3	6.4	7.3
Restaurant operating expenses	13.8	14.7	14.0	14.9
Restaurant operating profit	18.5	18.3	19.3	17.3
Deduct – other costs and expenses
General and administrative	7.4	8.9	7.3	8.7
Gain on insurance recoveries	(0.4)	0.0	(0.1)	0.0
Depreciation and amortization	5.8	6.2	5.9	6.3
Income from operations	5.7%	3.3%	6.1%	2.3%

Certain percentage amounts may not sum to total due to rounding.

The following table sets forth changes in the number of restaurants opened for the periods indicated:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011

Beginning of period	23	25
Openings	—	—
Closings	—	(2)
End of period	23	23

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.4	26.9	27.2	27.4
Labor	33.7	32.8	33.1	33.1
Occupancy	6.6	7.3	6.4	7.3
Restaurant operating expenses	13.8	14.7	14.0	14.9
General and administrative	7.4	8.9	7.3	8.7
Gain on insurance recoveries	(0.4)	0.0	(0.1)	0.0
Depreciation and amortization	5.8	6.2	5.9	6.3
Total costs and expenses	94.3	96.7	93.9	97.7
Income from operations	5.7	3.3	6.1	2.3
Nonoperating income (expense):
Interest income and other, net	0.0	0.0	0.0	0.0
Interest expense	0.0	(0.1)	0.0	(0.1)
Income from continuing operations before provision for income taxes	5.7	3.2	6.1	2.2
Provision for income taxes	0.0	0.1	0.2	0.0

Income from continuing operations	5.7	3.1	5.9	2.2
Loss from discontinued operations, net of tax	(1.6)	(0.6)	(0.6)	(0.4)
Net income	4.1%	2.5%	5.4%	1.8%

Certain percentage amounts may not sum to total due to rounding.

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Restaurant Sales. Restaurant sales increased slightly to $23.9 million during the third quarter of 2012 from $23.8 million in the third quarter of 2011. Comparable restaurant sales growth year over year was 0.2%, with higher guest traffic partially offset by a lower average guest check.

Cost of Sales. Cost of sales increased $0.1 million, or 2.1% to $6.5 million during the third quarter of 2012 compared to $6.4 million during the prior year period. The increase was primarily attributable to higher beer and wine costs associated with our happy hour promotions and the company-wide rollout of the Wine Down Wednesday program. The increase was partially offset by lower seafood and produce costs year over year. Cost of sales as a percentage of restaurant sales was 27.4% and grew 0.5% year over year, reflecting mainly the impact of the aforementioned programs.

Labor. Labor costs for our restaurants increased $0.2 million, or 2.9% to $8.0 million during the third quarter of 2012 compared to $7.8 million in the prior year quarter. Labor expenses as a percentage of restaurant sales increased 0.9% to 33.7% during the third quarter of 2012 from 32.8% during the prior year period as a result of deleveraging of hourly labor costs due to softer than anticipated sales volumes.

Occupancy. Occupancy expenses decreased $0.2 million, or 9.9% to $1.6 million during the third quarter of 2012 from $1.7 million during the same quarter in 2011. The lower occupancy expenses are primarily associated with an amendment in our lease agreement for one restaurant that was entered into during the fourth quarter of 2011. Occupancy expenses as a percentage of restaurant sales decreased 0.7% to 6.6% in the third quarter of 2012 compared to 7.3% during the prior year period. The decrease in occupancy costs as a percentage of sales reflects the impact of the aforementioned changes in lease provisions.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.2 million to $3.3 million year over year. Restaurant operating expenses as a percentage of restaurant sales decreased to 13.8% during the period compared to 14.7% during the third quarter of 2011, driven by lower marketing expenses, reduced credit card fees and a reduction in utilities from lower negotiated rates.

General and Administrative. General and administrative expenses decreased by $0.4 million, or 16.8% from $2.1 million year over year. General and administrative expenses decreased as a percentage of sales by 1.5% to 7.4% in the third quarter of 2012 compared to 8.9% in the prior year period. The year over year decrease in general and administrative expenses in absolute dollars and as a percentage of sales is driven by lower executive compensation and benefits partially offset by higher legal and professional fees associated with corporate activities.

Gain on Insurance Recoveries. We recognized $0.1 million gain from insurance recoveries associated with a restaurant fire in the previous quarter. The gain represents the excess of fair value over net book value of replacement furniture as a result of smoke damage from the fire.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million to $1.4 million in the third quarter of 2012 compared to $1.5 million in the prior year period. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.4% to 5.8% from 6.2% year over year.

Discontinued Operations. Loss from discontinued operations of $386,000 and $146,000 in the third quarter of 2012 and 2011, respectively, represents the historical operating results as well as lease termination and exit costs attributable to the two restaurants closed during the third quarter of 2011. In the third quarter of 2012, we settled with the landlord of the Sugar Land location for $950,000 and recognized the incremental lease termination costs and related attorney fees. See Note 2 to the Unaudited Consolidated Financial Statements.

Provision for Income Taxes. We did not record any income tax provision in the third quarter of 2012 due to a revised estimate of current year taxable income resulting from the timing of certain tax deductions, including the Sugar Land settlement noted above. Income tax expense for the third quarter of 2011 was minimal due to the utilization of our federal and state net operating loss carryforwards in prior year.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Restaurant Sales. Restaurant sales increased $2.4 million, or 3.5% to $73.0 million during the first nine months of 2012 from $70.6 million in the same prior year period. The sales increase is attributable to a 3.6% increase in comparable restaurant sales, driven by higher guest traffic volume of 3.5%.

Cost of Sales. Cost of sales increased $0.5 million, or 2.7% to $19.8 million during the first nine months of 2012 compared to $19.3 million during the same period in prior year. The increase was primarily attributable to incremental food and liquor costs associated with higher sales volumes and promotional offerings partially offsetting the benefits of stabilizing produce costs in the current year. As a percentage of restaurant sales, cost of sales decreased 0.2% to 27.2% year over year, reflecting the leverage of higher sales volume as well as the lower produce costs year over year.

Labor. Labor costs in the first nine months of 2012 grew by $0.8 million, or 3.6% to $24.2 million compared to $23.4 million in the comparable prior year period. The increase was attributable to increased staffing to support the year over year sales growth during 2012. Labor expenses as a percentage of restaurant sales, however, remained flat at 33.1% in both 2012 and 2011, due to our ability to leverage fixed management wages and hourly labor expenses to support the comparable restaurant sales growth year over year.

Occupancy. Occupancy expenses decreased $0.5 million, or 9.3% to $4.6 million in 2012 year to date from $5.1 million during the first nine months of 2011. The lower occupancy expenses are primarily associated with an amendment in our lease agreement for one restaurant. Occupancy expenses as a percentage of restaurant sales decreased 0.9% to 6.4% in 2012 compared to 7.3% in prior year, reflecting the benefits of the aforementioned changes in lease provisions as well as the increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.3 million to $10.2 million during the first nine months of 2012 on higher sales volume compared to $10.5 million in the same period in 2011. Lower marketing, credit card fees and utilities more than offset higher repair and maintenance costs and increased training, travel and recruiting expenses. Restaurant operating expenses as a percentage of restaurant sales also decreased 0.9% to 14.0% during the first nine months of 2012 compared to 14.9% for the same period in 2011.

General and Administrative. General and administrative expenses decreased by $0.8 million, or 12.7% from $6.1 million year over year. General and administrative expenses decreased as a percentage of sales year over year by 1.4% to 7.3%. The decrease in general and administrative expenses in absolute dollars and as a percentage of sales is mainly attributable to lower executive compensation and benefits during 2012 partially attributable to severance and related costs for former executives in the prior year.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.1 million or 2.5% to $4.3 million in 2012 year to date. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.4% to 5.9% from 6.3% year over year reflecting leverage of these fixed costs from higher average weekly sales.

Discontinued Operations. Loss from discontinued operations of $433,000 and $288,000 in 2012 and 2011, respectively, represents the historical operating results as well as lease termination and exit costs attributable to the two restaurants closed during the third quarter of 2011. In the third quarter of 2012, we settled with the landlord of the Sugar Land location for $950,000 and recognized the incremental lease termination costs and related attorney fees. See Note 2 to the Unaudited Consolidated Financial Statements.

Provision for Income Taxes. We recorded a provision for income taxes of $120,000 and $44,000, respectively, during 2012 and 2011 year to date. The year over year increase in the provision is attributable to federal and state taxes on higher projected taxable income for the year partially offset by the utilization of federal and state net operating loss carryforwards.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30, 2012	December 31, 2011
Cash and short-term investments	$6,544	$6,503
Net working capital (deficit)(1)	646	(2,380)

(1)	The working capital deficit at December 31, 2011 is primarily attributable to accruals for payroll, lease termination and exit costs related to our two closed restaurants and professional fees.

	Nine Months Ended September 30,
	2012	2011
Cash provided by operating activities	$4,355	$4,375
Capital expenditures	1,071	1,153

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

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $6.5 million, the ability to draw on our recently amended $6.5 million credit facility and cash flow from operations will be sufficient to fund development of new restaurants and planned remodels of existing restaurants. Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. As of September 30, 2012, we had working capital of $0.6 million, a $3.0 million improvement from December 31, 2011 primarily as a result of higher earnings during the first nine months of 2012. Our ability to generate higher cash flow from operations and cost containment efforts over the previous quarters have been instrumental in reducing the working capital deficit experienced in prior years. Financing to construct new restaurants for amounts in excess of the line of credit availability may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (“Stearns”) for a term loan and a line of credit (collectively, the “Loans”). The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”). The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000. Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year. Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans. The outstanding balance on the Term Loan at September 30, 2012 was $410,000.

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

On July 24, 2012, we amended certain terms of the Credit Line with Stearns. The amendment allows us to increase the aggregate principal amount under the Credit Line to $6.5 million from $5.0 million, under which we can borrow up to $2.5 million at the greater of 1% over the Index or 5.75% per year for our stock repurchase program. The amendment also allows us to reduce the interest floor on the Credit Line from 6.25% to 4.95% per year on borrowings for restaurant remodeling and new construction projects. We have not drawn any amounts to date under the Credit Line, and the entire $6.5 million balance was available at September 30, 2012.

Fees incurred for the Loans totaled $152,000. These fees are included in Other Assets in the consolidated balance sheet at September 30, 2012 and such fees are being amortized over the life of the Loans. The unamortized fees totaled $141,000 as of September 30, 2012.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25%, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth of equal or less than 3:1. We were in compliance with such covenants at September 30, 2012.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2012	2011
Net cash provided by (used in):
Operating activities	$4,355	$4,375
Investing activities	(1,047)	(1,212)
Financing activities	(3,268)	125
Net increase in cash and cash equivalents	$40	$3,288

Operating Activities. Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $4.4 million of net cash during the first nine months of 2012. Cash generated from operating activities remained constant year over year and is primarily the result of higher net income partially offset by greater use of cash for accrued expenses, specifically, the settlement of our Sugar Land lease in the third quarter of 2012.

Investing Activities. Capital expenditures during the first nine months of 2012 were $1.1 million, primarily attributable to remodeling costs for existing restaurants and infrastructure investments at the Corporate office. Investing activities for first nine months of 2011 of $1.2 million included contractor payments for our Baltimore, Maryland restaurant that opened during October 2010 and remodeling costs for existing restaurants.

Financing Activities. Net cash used in financing activities during the first nine months of 2012 totaled $3.3 million, consisting of $4.9 million for the purchase and retirement of our common stock and $0.2 million debt repayment for our equipment loans and term loan. We also paid $0.2 million in fees in conjunction with the credit facility. Cash receipts from financing activities during the first nine months of 2012 consisted of $0.5 million from term loan borrowings and $1.5 million in proceeds from stock option and warrant exercises and employee stock plan purchases. Net cash provided by financing activities was $0.1 million during the first nine months of 2011, reflecting $0.4 million in equipment loan principal payments offsetting the $0.5 million in proceeds from stock issued as part of our stock option and employee stock purchase plans.

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

Primary Market Risk Exposures

Our primary market risk exposure is commodity costs. Many of the food products purchased by us can be subject to volatility due to changes in weather, production, availability, seasonality, international demand, and other factors outside our control. Substantially all of our food and supplies are available from several sources, which help to diversify our overall commodity cost risk. We also believe that we have the ability to increase certain menu prices in response to food commodity price increases.

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

Sugar Land Lease Termination Costs

During the third quarter of 2011, we closed our Sugar Land restaurant and recognized $616,000 associated with estimated lease termination costs. These costs were included in Accrued Expenses on our consolidated balance sheets. On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. In September 2012, we entered into a mediated settlement agreement with Sugar Land Mall, LLC, pursuant to which we agreed to pay $950,000 and recognized the incremental lease termination costs and related attorney fees in the third quarter of 2012. These charges were included in loss from discontinued operations.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

In May 2012, our Board of Directors authorized a stock repurchase and retirement program under which we are authorized to repurchase up to $5.0 million of common stock in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices. Previously, in February 2012 we had completed a stock repurchase and retirement program under which we purchased and retired 858,663 shares at an average cost of $5.82 per share. During the second quarter of 2012, we purchased and retired 95,500 shares at an average cost of $7.93 per share under the 2012 authorization. In the third quarter of 2012, we made the following purchases at a total cost of $1,562,000:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
July 2012	94,700	$8.10	94,700	$3,473,107
August 2012	67,072	8.10	67,072	2,928,667
September 2012	29,800	8.30	29,800	2,680,794
Total	191,572	$8.13	191,572

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit

10.34

Amended Loan Documents dated July 24, 2012, between Kona Grill, Inc. as borrower and Stearns Bank National Association as lender (incorporated by reference to the Company's Current Report on Form 8-K filed July 30, 2012).

10.35

Mediated Settlement Agreement by and between Sugar Land Mall, LLC f/k/a GGP-Sugar Land Mall, LP and KDGE Kona Grill, Inc., Kona Grill, Inc. and Kona Texas Restaurant, Inc. f/k/a Texas Kona Grill, Inc. dated September 14, 2012 (incorporated by reference to the Company's Current Report on Form 8-K filed September 20, 2012).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (iv) the notes to the Unaudited Consolidated Financial Statements.

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

Date:  November 5, 2012