Form 10-K
period 2012-12-31
KONA GRILL INC
filed 2013-03-15
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012, was $54,215,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2013, there were  8,534,646  shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2012, are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2012

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

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates 23 upscale  casual restaurants in 16 states.  We currently expect to open two new restaurants by the end of 2013.  Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete.  Our high-volume polished casual restaurants feature a diverse selection of flavorful American food, internationally influenced appetizers and entrees and an extensive selection of award-winning sushi. Our menu items are prepared from scratch and incorporate over 40 signature sauces and dressings, creating memorable flavor profiles that appeal to a diverse group of guests.  Our menu offerings are complemented by a full service bar offering a broad assortment of wines, specialty drinks, and beers.  We believe that our innovative high-quality recipes, generous portions, and flexible price points provide guests exceptional value and allow us to attract a diverse customer base.

Our restaurants seat an average of 295 guests and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service.  Our main dining area, full-service bar, outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to attract new guests and encourage repeat visits from regular guests.  We locate our restaurants in high-activity areas such as retail centers, shopping malls, urban entertainment districts, and lifestyle centers that are situated near commercial office space and residential housing to attract guests throughout the day.

We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States.  Our primary growth objective is to strategically expand the Kona Grill concept in selected markets over the next several years.  We intend to continue developing Kona Grill restaurants in high quality, densely populated areas in both new and existing markets.  We believe our concept has the potential for over 100 restaurants nationwide.

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location.  We believe that the key strengths of our business include the following:

•
Innovative Menu Selections with Mainstream Appeal.  We offer a menu of freshly prepared, high quality food that includes a diverse selection of mainstream American selections, a variety of appetizers and entrees with an international influence, and award-winning sushi to appeal to a wide range of tastes, preferences, and price points.  We prepare our dishes from scratch using original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 signature sauces and dressings create memorable flavor profiles and further differentiate our menu items.  With an average check during 2012 of approximately $25 per guest, we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our guests.

•
Distinctive Upscale Casual Dining Experience.  Our upscale casual dining concept captures some of the best elements of fine dining including a variety of exceptional food options, attentive service, and an extensive wine and drink list, and combines them with more casual qualities, like a broad menu with attractive price points and a choice of environments suitable for any dining occasion.  Our creative menu, personalized service, and contemporary restaurant design blend together to create an inviting polished casual dining experience. We design our restaurants with a unique layout and utilize modern, eye-catching design elements to enhance the customer experience.  Our multiple dining areas provide guests with a number of distinct dining environments and atmospheres to suit a range of dining occasions.  Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our concept.

•
Significant Bar and Happy Hour Business.  Our high-energy bar and patio offer a distinctive atmosphere where guests can enjoy one of our alcoholic beverage offerings, while providing a place to be seen and see others.  Our patio is a popular place for guests to enjoy our high-value happy hour and reverse happy hour offerings.  Our patio, which is enclosed in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Sales during these non-peak periods accounted for 23.2% of our total sales during 2012, which we believe provides us with a competitive advantage.

•
Personalized Guest Service.  Our commitment to provide prompt, friendly, and efficient service enhances our food, reinforces our upscale ambiance, and helps distinguish us from other traditional casual dining restaurants.  We train our service personnel to be cordial, friendly, and knowledgeable about all aspects of the restaurant, especially the menu and the wine list, which helps us provide personalized guest service that is designed to ensure an enjoyable dining experience and exceed our guests’ expectations.  Our kitchen staff completes extensive training to ensure that menu items are precisely prepared to provide a consistent quality of taste.  We believe our focus on high service standards underscores our guest-centric philosophy.

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

•
Attractive Unit Economics.  During 2012, the average unit volume of our comparable base restaurants was $4.2 million, or $579 per square foot.  We believe our high average unit volume helps us attract high-quality employees, leverage fixed costs, and makes us a desirable tenant for landlords.  We expect the average cash investment for any new restaurants we open to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expenses.  Based on historical experience, restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

Growth Strategy

We believe that there are significant opportunities to grow our sales and increase our brand awareness throughout the United States.  The following sets forth the key elements of our growth strategy.

Pursue Disciplined Restaurant Growth

Our last new restaurant was opened in October 2010, and since that time we have focused on increasing sales, improving restaurant-level operating margins and investing in infrastructure for future growth.  At the same time, we have engaged in a disciplined site selection process to identify sites for new restaurant openings in 2013 and beyond.  We review potential sites in both new and existing markets that meet our demographic, real estate, and investment criteria.  We continue to focus on our growth strategy of expanding our national footprint and building awareness of our concept.  In December  2012, we signed a lease for a new restaurant in Boise, Idaho, a new market for us, which is currently expected to open in the fourth quarter of 2013.  We currently expect to open one restaurant in addition to the Boise location before the end of 2013.  We also expect the rate of new unit expansion to moderately increase in 2014 and beyond as we further establish Kona Grill as a national upscale casual restaurant brand.

We believe the location of our restaurants plays a key role in determining the long-term profitability of each restaurant and, accordingly, we spend  significant time and resources to evaluate each prospective site.  We utilize a disciplined site selection process involving our management team and Board of Directors.  Our site selection criteria for new restaurants include locating our restaurants near high activity areas such as retail centers, shopping malls, and lifestyle and entertainment centers.  In addition, we focus on areas that have above-average density and income populations, have high customer traffic throughout the day from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers.  We also focus on sites that have great visibility and ample parking to support high volumes of traffic.

Our growth strategy for developing new restaurants also includes expansion in existing markets that have the appropriate demographics to support multiple restaurants.  Operating multiple restaurants in existing markets enables us to leverage our brand equity as well as gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring.  In addition, our ability to hire qualified employees is enhanced in markets where we are well-known and we are able to utilize existing employees in new restaurants.  Our expansion plans do not involve any franchised restaurant operations.

Grow Existing Restaurant Sales

Our goal for existing restaurants is to increase unit volumes through ongoing social marketing efforts as well as local market advertising designed to generate awareness and trial of our concept and increase the frequency of guest visits.  During 2012, restaurant sales for our comparable base restaurants, which include those units open for more than 18 months, increased 2.7% compared to 2011 reflecting higher overall guest traffic.  Our same-store sales for 2012 successfully lapped 8.8% growth during 2011.  Guests continue to manage their spending in this challenging macroeconomic environment and we expect our average weekly sales to continue to improve as the U.S. economy strengthens.

We continue to implement initiatives designed to drive traffic and increase sales at our restaurants.  We periodically introduce food and drink promotions to keep our menu fresh and exciting while also providing a vehicle to test the popularity of new menu items with four to six food based promotions annually.  During 2012, we expanded our wine list with the addition of 23 wines while adjusting pricing to be more competitive.  We also rolled out our Wine Down Wednesday promotion which offers half off bottles during every Wednesday.  We expanded our happy hour offerings and extended happy hour times to include Sundays in select markets.  We also launched our To Go program company-wide.  Furthermore, we continue to focus on the quality of our service and hospitality and improve our guest satisfaction with extensive training for our service staff on the new wine list, drink and menu offerings.  We continue to grow our guest loyalty program, Konavore™, which has grown to over 200,000 members by the end of 2012.  We utilize this e-mail based program to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. We have also increased our presence in social marketing and interactive advertising.  Furthermore, we utilize a guest satisfaction survey across the entire brand to provide valuable feedback that our management team can respond to immediately.  We believe we can generate additional sales through these programs at a reasonable cost per restaurant.

Leverage Depth of Existing Corporate Infrastructure

We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the United States.  During the past two years, we made strategic investments in our corporate infrastructure including the hiring of senior personnel with significant restaurant industry expertise.  During 2013, we will continue building our corporate infrastructure to support our planned unit growth.  Additionally, we continue to implement information systems and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our current growth strategy.  We believe that we will be able to leverage our investments in corporate personnel and information systems and realize profits from the increasing sales volume that our company generates.

Expansion Strategy and Site Selection

We believe the location of our restaurants is critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site.  Our restaurant expansion strategy focuses primarily on penetrating new markets in major metropolitan areas throughout the United States and existing markets where demographic information supports the building of additional restaurants.  In general, we prefer to open restaurants in high-profile sites within specific trade areas with the following considerations:

•	suitable demographic characteristics, including residential and commercial population density and above-average household incomes;

•	great visibility;

•	high traffic patterns;

•	general accessibility;

•	availability of suitable parking;

•	proximity of shopping areas and office parks;

•	degree of competition and the revenue level of those competitors within the trade area; and

•	general availability of restaurant-level employees.

These sites generally include high-volume retail centers, shopping malls, and lifestyle and entertainment centers.

We thoroughly analyze each prospective site before presenting the site to our Real Estate Committee, comprised of members of the Board of Directors, for review.  Prior to committing to a restaurant site and signing a lease, at least two members of our senior management team and a member of the Real Estate Committee visit the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria.

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

We believe the high sales volumes of our restaurants make us an attractive tenant and provide us with multiple opportunities to obtain suitable leasing terms from landlords.  As a result of the locations we select, which are often in new retail center or shopping mall developments, our restaurant development timeframes vary according to the landlord’s construction schedule and other factors that are beyond our control.  Once the site has been turned over to us, the typical lead-time from commencement of construction to opening is approximately six months.

Unit Economics

We target a 33% net cash-on-cash return for our restaurants once they reach their mature level of operations.  Maturation periods vary from restaurant to restaurant, but generally range from two to four years.  During 2012, the average unit volume of our comparable base restaurants was $4.2 million, or $579 per square foot.  Despite a challenging and uncertain economic environment, our average unit volumes grew over 2% during 2012 and restaurant-level operating margins as a percentage of sales improved 100 basis points to 18.8%.  The cash-based performance target for our restaurant operations do not include field supervision, corporate support expenses or non-cash items such as depreciation and amortization; and do not represent a targeted return on investment in our common stock.

Our investment cost for new restaurants varies significantly depending upon the length and type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million.

Our ability to generate sales throughout the day is a key strength of our concept.  The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2012.

2012 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)
Lunch (Open to 3 p.m.)	$22,761	23.7%
Dinner (5 p.m. to 9 p.m.)	50,953	53.1%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	22,307	23.2%
Total All Day	$96,021	100.0%

Menu

Our menu offers guests a diverse selection of mainstream American dishes as well as a variety of appetizers and entrees with an international influence, including a broad selection of award-winning sushi. This diverse menu is an important factor in differentiating ourselves from other upscale casual dining competitors.  We offer over 40 freshly prepared signature sauces and dressings, which distinguish and complement our dishes and create delicious flavor profiles that appeal to our guests.  Our menu items are prepared from scratch using fresh high quality ingredients and adhere to food standards that we believe are much closer to fine dining than typical casual dining.

Our menu features a selection of appetizers, salads, soups, flatbreads, sandwiches, noodles, seafood, signature entrees, and desserts.  We round out our menu with over 60 hand-made award-winning sushi choices.  Our appetizers include socially interactive items that can be eaten individually or easily shared amongst guests such as our Avocado Egg Roll, Chicken Satay, and Sweet and Spicy Shrimp. Our signature entrees feature various sauces and offer guests generous portions that are impressive in presentation and in taste.  For example, our most popular entrée is the Macadamia Nut Chicken served with shoyu-cream sauce and accompanied by parmesan garlic mashed potatoes and haricot vert. Other favorites include Miso-Sake Sea Bass served with shrimp and pork fried rice and a seasonal vegetable and Pan-Seared Ahi served with steamed white rice, baby bok choy and a sweet chili sauce.

We are also known for our extensive assortment of sushi that includes traditional favorites as well as distinct specialty items such as our Voodoo Roll made with spicy crawfish mix and avocado rolled inside of seaweed and topped with a habanero tuna mix and chili masago, or the Bama Roll made with crab mix, cream cheese and jalapeno in soy paper topped with tuna, avocado, fish roe and spicy mayo.  Our menu, coupled with an expansive selection of sushi, offers ample choices for health conscious guests, which the National Restaurant Association expects will continue to be a point of focus for consumers in the future.

Each of our restaurants has a dedicated kitchen staff member, whom we refer to as our saucier, to oversee the preparation of more than 40 signature sauces and dressings that are made from scratch using only high-quality ingredients and fresh products.  Each sauce is designed according to a proprietary recipe for specific menu items and includes unique flavors and combinations such as our honey cilantro, shoyu-cream, and spicy aioli dipping sauces, and our sesame-soy and honey dijon dressings.  We believe that these distinctive sauces and dressings provide a unique flavor profile, which further distinguishes Kona Grill from its competitors.  Our flavorful sauces and dressings also enhance guests’ overall dining experience by allowing them to not only experience new tastes but to also share their favorite sauces with others, helping to foster customer loyalty and a socially interactive dining experience.

The versatility of our menu enables us to provide guests with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods, as well as to serve guests’ requirements for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions.  We also offer group dining menus and sushi platters to provide additional opportunities to service our guests. In general, our menu is consistent from location to location.  We review our menu regularly and make enhancements to existing items or introduce new items based on guest feedback, which helps ensure that we are meeting the needs of our guests.

Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 50 selections of wines by the glass or bottle, and an extensive selection of liquors and specialty cocktail drinks.  During our weekday happy hour (3 p.m. to 7 p.m.), reverse happy hour (9 p.m. to 11 p.m.) and Sunday happy hour in select markets, we offer discounts on selected food and alcoholic beverage items.  Happy hour times may vary by location due to local liquor laws.  Alcoholic beverage sales represented approximately 30% of our total restaurant sales during 2012.

Decor and Atmosphere

We design our restaurants with a contemporary look that is adaptable to varying real estate opportunities and heightens the overall dining experience.  Our guests can expect to find a warm and inviting atmosphere that aligns with our innovative food offerings and high quality service.  Our design incorporates exotic veneers, various tiles and textures, vertical beveled stone, raised fabric panels, and fire and water elements.  The layout of our restaurants focuses on joined spaces that create multiple dining areas for our guests while also maintaining an open atmosphere that allows guests to have a panoramic view of the entire restaurant and kitchen without negatively impacting the specific ambiance or dining occasion they desire.

Our main dining room area offers a combination of booth seating and central tables of varying sizes.  Our full service bar area and outdoor patio offer not only a high-energy, socially interactive area for guests to enjoy appetizers or sushi while they wait to dine with us, but also serves as a destination for many of our frequent guests during the late afternoon and late night periods.  Our dining room is strategically placed to offer our guests a quieter and more intimate dining experience.  Our sushi bar provides yet another dining alternative for singles, couples, and parties who are interested in a sophisticated, health conscious, or adventuresome experience.

We showcase our saltwater aquarium stocked with bright and colorful exotic fish, plants, and coral.  We use a variety of directional lighting to deliver a warm glow throughout our restaurants.  Our dining atmosphere varies throughout the day as we adjust the lighting, music, and the choice of television programming in our bar and patio areas.  Our exhibition-style kitchens are brightly lit to display our kitchen staff at work. Our  outdoor patio areas seat an average of 60 guests.  In colder climates, we have enclosed patios to maximize utilization of  the patios throughout the year.

We design the exterior of our restaurants to create a highly visible and attractive look.  We landscape our restaurants where appropriate and vary the exterior design to coordinate with the surrounding area.  We use accent lighting on trees and directional lighting on our buildings to further increase the visual appeal of our restaurants.

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry.  Our standards are designed to protect food products throughout the preparation process.  We provide detailed specifications to suppliers for food ingredients, products, and supplies.  We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel.  Our restaurant general managers and executive chefs generally receive nine weeks of training while our other restaurant managers and sous chef receive seven weeks of training.  We require annual recertification training for all employees and each employee receives an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance.  All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP.  We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants.  We have a ServSafe alcohol certification program, where every front of house employee is trained and tested to ensure we are providing responsible alcohol service.

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

Restaurant Operations

Executive and Restaurant Management

Our executive management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities.  Restaurant management and our corporate office institute procedures to enhance efficiency, reduce costs and provide centralized and individual restaurant support systems.  Our corporate operations team and district managers have primary responsibility for oversight of our restaurants and participate in analyzing restaurant-level performance and strategic planning.  We employ four district managers who are each responsible for overseeing the restaurants in a specific region.  The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and systems to enhance the efficiency of operations.  In addition, our corporate food and beverage team includes a vice president, a corporate chef and a corporate sushi chef who are responsible for educating, coaching, and developing kitchen personnel, implementing systems to improve the efficiency of kitchen operations, and developing new menu offerings.

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

Training

In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants.  All of our restaurant personnel participate in both initial and ongoing training programs under the direction of our director of training.  Each restaurant general manager, assistant general manager, front-of-the-house manager, and kitchen and sushi chef completes a formal training program that is comprised of a mix of classroom and on-the-job instruction.  Typical programs for general managers and executive chefs provide nine weeks of training that may include a rotation to different restaurants throughout the country. Typical programs for other managers provide seven weeks of training and may involve work in our other restaurants and cross training of various duties.  The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for top-quality restaurant operations.  The training programs also involve intensive understanding and testing of our menu, learning the ingredients of various menu items, and other key service protocols.  In addition, our hourly staff go through a series of in-depth interactive training for their positions.

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

We utilize an integrated information system to manage the flow of information within each of our restaurants and between each restaurant and our corporate office.  This system includes an Aloha point-of-sales (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant.  Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, and produce a variety of management reports.  The POS is integrated with food cost and labor scheduling software as well as our financial reporting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.

We transmit electronically select information that is captured from the POS system to our corporate office on a daily basis.  This information flow enables senior management to monitor operating results with daily and weekly sales analysis, detailed labor and food cost information, and comparisons between actual and budgeted operating results.  We anticipate continually updating both our restaurant information systems and corporate office information systems to enhance operations.  We believe our information systems are secure and scalable as we continue to build our brand.

Advertising and Marketing

Our ongoing advertising and marketing strategy consists of loyalty programs, social marketing, interactive advertising, various public relations activities, direct mail, and word-of-mouth recommendations.  We believe that these mediums are a key component in driving guest trial and usage.  In 2012, our marketing and advertising expenditures were $0.5 million, or 0.5% of restaurant sales.  We expect to continue to invest in marketing, branding and advertising efforts, primarily to drive trial, increase comparable restaurant sales and build brand awareness.

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

Although we believe we compete favorably with respect to each of these factors, there are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenue, and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional employment statistics; demographic trends; weather conditions; the cost and availability of raw materials, labor, and energy; purchasing power; governmental regulations; and local competitive factors.  Any change in these or other related factors could adversely affect our restaurant operations.  Accordingly, we must constantly evolve and refine the critical elements of our restaurant concept over time to protect their longer-term competitiveness.  Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for upscale, high volume restaurants.

Trademarks

We have registered the service marks “Kona Grill” and “Konavore” with the United States Patent and Trademark Office. We believe that our trademarks and other proprietary rights, such as our unique menu offerings and signature sauce recipes, have significant value and are important to the marketing of our concept.  We have protected in the past and will continue to vigorously protect our proprietary rights.  We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept.  It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly.  In addition, other local restaurant companies with names similar to ours may try to prevent us from using our marks in those locales.

Government Regulation

Each of our restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, zoning, and fire and to periodic review by state and municipal authorities for areas in which the restaurants are located.  In addition, we are subject to local land use, zoning, building, planning, and traffic ordinances and regulations in the selection and acquisition of suitable sites for developing new restaurants.  Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our restaurant development.

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

We are subject to “dram shop” statutes in most of the states in which we operate.  Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person.  We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage carried by other companies in the restaurant industry of similar size and scope of operations.  Even though we carry liquor liability insurance, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime.  Several states have set minimum wage rates higher than the current federal level.  A significant number of hourly personnel at our restaurants are paid at rates related to state and federal minimum wage laws and, accordingly, state minimum wage increases implemented during the last three years have increased our labor costs.  Increases in the minimum wage rate or the cost of workers’ compensation insurance, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our operating results.  To our knowledge, we are in compliance in all material respects with applicable federal, state, and local laws affecting our business.

Employees

As of February 28, 2013, we employed 1,884 people of whom 1,854 worked in our restaurants and 30 were corporate management and staff personnel. None of our employees are covered by a collective bargaining agreement.  We have never experienced a major work stoppage, strike, or labor dispute.  We consider our relations with our employees to be favorable.

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

Risks Related to Our Business

Our sales and ability to continue to be profitable could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales.

While future sales growth will depend substantially on opening new restaurants, changes in comparable restaurant sales will also affect our sales growth and will continue to be a critical factor in generating future profits.  This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base.  Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the higher profit margins associated with higher comparable restaurant sales.

Our comparable restaurant sales increased 2.7%, 8.8% and 0.9% during 2012, 2011 and 2010, respectively, but had declined 9.3% and 7.2% during 2009 and 2008, respectively.  As our units continue in operation, it may be more difficult to continue to achieve significant increases in comparable restaurant sales.  Further, the impact of the factors noted below may lower our expectations for comparable restaurant sales.

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in uncertain economic times;

•	consumer understanding and acceptance of the Kona Grill experience;

•	our ability to increase menu prices without adversely impacting guest traffic to such a degree that the impact of the decrease in guests equals or exceeds the benefit of the menu price increase;

•	executing our strategies effectively, including menu improvement initiatives and marketing and branding strategies, each of which may not drive an increase in guest traffic;

•	weather, road construction and other factors limiting access to our restaurants; and

•	changes in government regulation.

A number of these factors are beyond our control.  As a result of these factors, it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative.  If this were to happen, sales and profitability would be adversely affected and our stock price would likely  decline.  Further, many of our competitors have substantially greater financial, marketing and other resources than we do to withstand prolonged periods of declines in comparable restaurant sales and regional and national restaurant companies continue to expand their operations into our current and anticipated market areas.

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

A failure to attract, retain, and motivate effective leaders and the loss of personnel with key capacities and skills could negatively impact our business.

Our future success is highly dependent upon our ability to attract and retain key management and operations personnel.  We must be able to attract, retain and motivate a sufficient number of qualified management and operations personnel, including culinary and training personnel, district managers, general managers and executive chefs.  Our executive officers provide a vision for our company, execute our business strategy, and maintain consistency in the operating standards of our restaurants.  The ability of key management and operations personnel to maintain consistency in the quality and diversity of our menu offerings as well as service and hospitality for our guests is a critical factor in our future success.  Any failure to attract, retain, and motivate key personnel may harm our reputation and result in a loss of business.

We have a limited number of restaurants upon which to evaluate our company, and you should not rely on our history as an indication of our future results.

We currently operate 23 restaurants, approximately 30% of which have operated for less than five years.  Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants.  A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:

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

Although we were profitable in 2012 and 2011, we incurred net losses during each of the prior six years.  We may find that efforts to achieve profitability are more difficult than we currently anticipate or that our remodel or expansion efforts do not result in proportionate increases in our sales, which would increase our losses.  We cannot predict whether we will be able to achieve long-term profitability.

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

Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or our ability to open new restaurants on a timely basis after we have identified sites.  Although we currently expect to open two new restaurants in 2013, there can be no assurance that this will occur.

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

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations.

The success of our restaurants depends in large part on their locations.  As demographic and economic patterns change, current locations may not continue to be attractive or profitable.  Possible declines in neighborhoods where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales at those locations.  In addition, desirable locations for new restaurant openings may not be available at an acceptable cost.  The occurrence of one or more of these events could have a significant adverse effect on our sales and results of operations.

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

Adverse weather conditions and natural disasters could adversely affect our results of operations.

Adverse weather conditions can impact guest traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and in more severe cases such as hurricanes, tornadoes and other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales.  Changes in weather could result in interruptions to the availability of utilities, and shortages or interruption in the supply of food items and other supplies, which could increase our costs and negatively impact our operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs.  Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as adverse weather conditions, demand,  food safety concerns, government regulations, product recalls and seasonality.  Although we can purchase certain commodities under contract, we currently do not use financial management strategies or have long-term contracts in place for the majority of commodities to reduce our exposure to price fluctuations.  Changes in the price or availability of certain types of seafood, poultry, beef, grains, or produce could affect our ability to offer a broad menu and price offering to guests and could reduce our operating margins and adversely affect our results of operations.  We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our sales and results of operations.

Changes in governmental regulation may adversely affect our ability to maintain our existing and future operations and to open new restaurants.

We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including, tip credits, working conditions, safety standards and immigration status.  We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future.  Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States.  Other labor shortages or increased employee turnover could also increase labor costs.  In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us.  We continue to review the health care reform law enacted by Congress in March of 2010 and regulations issued related to the law to evaluate the potential impact of this new law on our business, and to cover various parts of the law as they take effect.  There are no assurances that a combination of cost management and price increases can cover all of the costs associated with compliance.

We are subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling.  Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We cannot reliably anticipate any changes in guest behavior if we alter our recipes to comply with  such laws and regulations.  This could have adverse effects on our sales or results of operations.

We are also subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure that there will not be a material negative effect in the future. In particular, the U.S. has increased focus on environmental matters such as climate change, greenhouse gases and water conservation.  This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters.  These efforts could result in increased taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance.  Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive the continuing operations of an existing restaurant or the development of new restaurants in particular locations.

The impact of current laws and regulations, the effect of future changes in laws or regulations that impose additional requirements and the consequences of litigation relating to current or future laws and regulations, or our inability to respond effectively to significant regulatory or public policy issues, could increase our compliance and other costs of doing business and therefore have an adverse effect on our results of operations.  Failure to comply with the laws and regulatory requirements of federal, state and local authorities could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.  Compliance with these laws and regulations can be costly and can increase our exposure to litigation or governmental investigations or proceedings.

Regulations affecting the operation of our restaurants could increase operating costs, restrict our growth, or require us to suspend operations.

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities.  Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control.  Each restaurant is also subject to local health inspections.  Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we  may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices.  Liquor, beer, and wine sales comprise a significant portion of our sales, representing 30% of our sales during 2012.  Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant.  Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

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

Our business could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect our customers’ credit card information or our employees’ personal data.  Additionally, the inappropriate use of social media vehicles could harm our reputation and adversely impact our business.

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

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain guests.  A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or outdated information.  The inappropriate use of social media vehicles by our guests or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

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

Two of our directors and our chief executive officer together currently own approximately 35% of our outstanding common stock.  As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests.  Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The large number of shares eligible for public sale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price.  As of December 31, 2012, we had outstanding 8,546,869 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,781,254 shares available for issuance under our stock award and employee stock purchase plans.  We have filed registration statements under the securities laws to register the common stock to be issued under these plans.  As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

We may not continue to buy back shares of common stock under our share repurchase program, which could have an adverse effect on the market price of our common stock.

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5.0 million of common stock.  We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares. In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5.0 million of our outstanding common stock.  As of December 31, 2012, we had spent $3.0 million to purchase and retire 363,011 shares under the 2012 authorization.

The authorization of the program does not have an expiration date and it does not require us to purchase a specific dollar amount of shares. This authorization may be modified, suspended or terminated at any time.  The timing and number of shares purchased pursuant to the share purchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash.  If we do not continue to repurchase shares of our common stock, this could have an adverse effect on the market price of our common stock.

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

We currently operate 23 restaurants in 16 states. Each of our restaurants and our corporate office are located in a leased facility.  As of December 31, 2012, our restaurant leases had expiration dates ranging from 2013 to 2029, typically with options to renew for at least a five-year period.  The lease term for one of our locations expires at the end of 2013 and there is a possibility that we may not be able to negotiate a new lease at terms acceptable to us.    The following table sets forth our current restaurant locations and corporate office.

State	City	Location	Year Opened	Square Footage	Number of Seats (1)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	326
Missouri	Kansas City	Country Club Plaza	2002	7,455	248
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,380	295
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,415	339
Indiana	Carmel	Clay Terrace	2004	7,433	356
Texas	San Antonio	The Shops at La Cantera	2005	7,200	256
Texas	Dallas	North Park Mall	2006	6,872	299
Illinois	Lincolnshire	Lincolnshire Commons	2006	7,020	305
Texas	Houston	Houston Galleria	2006	7,459	315
Illinois	Oak Brook	Oak Brook Promenade	2006	6,999	298
Texas	Austin	The Domain	2007	6,890	298
Michigan	Troy	Big Beaver Road	2007	7,000	280
Connecticut	Stamford	Stamford Town Center	2007	7,654	305
Louisiana	Baton Rouge	Perkins Rowe	2007	7,221	260
Arizona	Gilbert	San Tan Village	2008	6,770	259
Arizona	Phoenix	City North	2008	7,510	368
Virginia	Richmond	West Broad Village	2009	7,000	282
New Jersey	Woodbridge	Woodbridge Conference Center	2009	7,000	280
Minnesota	Eden Prairie	Windsor Plaza	2009	7,000	310
Florida	Tampa	MetWest International	2009	7,500	338
Maryland	Baltimore	Downtown Baltimore	2010	6,972	280
Arizona	Scottsdale	Corporate Office at Scottsdale Fashion Square	2004	7,500	—
____________________

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

Item 3.	Legal Proceedings

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

Sugar Land Lease Termination Costs

During the third quarter of 2011, we closed our Sugar Land restaurant and recognized $618,000 associated with estimated lease termination costs.  These costs were included in accrued expenses on our December 31, 2011 consolidated balance sheet.  On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages.  In September 2012, we entered into a mediated settlement agreement with Sugar Land Mall, LLC, pursuant to which we agreed to pay $950,000 and recognized the incremental lease termination costs and related attorney fees in the third quarter of 2012.  These charges were included in Loss from Discontinued Operations in our consolidated statements of comprehensive income (loss).

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

	High	Low
2012
First quarter	$7.30	$5.12
Second quarter	$9.25	$5.40
Third quarter	$9.12	$7.22
Fourth quarter	$9.49	$8.02
2011
First quarter	$5.80	$4.01
Second quarter	$5.75	$3.97
Third quarter	$7.90	$4.75
Fourth quarter	$6.82	$5.01

On February 28, 2013, the closing sale price of our common stock was $8.50 per share. On February 28, 2013, there were 18 holders of record of our common stock.

Recent Sales of Unregistered Securities

None.

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

Issuer Purchase of Equity Securities

In May 2012, our Board of Directors authorized a stock repurchase and retirement program under which we are authorized to repurchase up to $5.0 million of common stock in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices.  Previously, in February 2012 we had completed the November 2011 stock repurchase and retirement program under which we purchased and retired 858,663 shares at an average cost of $5.82 per share.  During the second and third quarters of 2012, we purchased and retired 95,500 and 191,572 shares, respectively, at an average cost of $7.93 and $8.15 per share, respectively, under the 2012 authorization.  In the fourth quarter of 2012, we made the following purchases at a total cost of $640,000:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 2012	33,185	$8.45	33,185	$2,400,288
December 2012	42,754	8.42	42,754	2,040,506
Total	75,939	$8.43	75,939

PRICE PERFORMANCE GRAPH

The following line graph compares cumulative total stockholder returns for the period from December 31, 2007 through December 31, 2012 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; and (3) the peer group.  The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index and the peer group include reinvestment of dividends, if any, is assumed.  Our peer group consists of BJ’s Restaurants, Inc.; Bravo Brio Restaurant Group, Inc.; Granite City Food & Brewery Ltd.; and The Cheesecake Factory Incorporated.   Our peer group companies all compete in the polished casual segment of the restaurant industry.  Previously, the peer group included McCormick & Schmick’s Seafood Restaurant, Inc.; Benihana, Inc.; and J. Alexander’s Corporation, all of which were acquired by other companies or taken private in January, August and October 2012, respectively.  BJ’s Restaurants, Inc.; Bravo Brio Restaurant Group, Inc.; and The Cheesecake Factory Incorporated were subsequently added to our peer group in 2012.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statement of Comprehensive Income (Loss) Data:
Restaurant sales	$96,021	$93,657	$82,735	$76,027	$72,724
Costs and expenses:
Cost of sales	26,246	25,579	22,459	19,668	19,872
Labor	31,968	30,896	28,640	26,402	24,080
Occupancy	6,253	6,573	6,523	5,878	4,915
Restaurant operating expenses	13,534	13,977	12,923	12,009	10,572
General and administrative	7,037	8,395	7,072	8,200	8,417
Preopening expense	—	—	567	1,672	1,417
Depreciation and amortization	5,749	5,856	5,612	6,463	6,100
Insurance recoveries and other	(120)	—	—	—	—
Asset impairment charge	—	—	—	12,597	3,220
Total costs and expenses	90,667	91,276	83,796	92,889	78,593
Income (loss) from operations	5,354	2,381	(1,061)	(16,862)	(5,869)
Nonoperating income (expenses):
Interest income and other, net	1	3	52	204	296
Interest expense	(67)	(61)	(123)	(174)	(51)
Income (loss) from continuing operations before provision for income taxes	5,288	2,323	(1,132)	(16,832)	(5,624)
Provision for income taxes	36	9	10	65	205
Income (loss) from continuing operations	5,252	2,314	(1,142)	(16,897)	(5,829)
Loss from discontinued operations (1)	(466)	(288)	(435)	(4,655)	(4,672)

Net income (loss)	$4,786	$2,026	$(1,577)	$(21,552)	$(10,501)

Net income (loss) per share — Basic:
Continuing operations	$0.60	$0.25	$(0.12)	$(1.95)	(0.72)
Discontinued operations	(0.05)	(0.03)	(0.05)	(0.54)	(0.58)
Net income (loss)	$0.55	$0.22	$(0.17)	$(2.49)	$(1.30)

Net income (loss) per share — Diluted:
Continuing operations	$0.59	$0.24	$(0.12)	$(1.95)	$(0.72)
Discontinued operations	(0.05)	(0.03)	(0.05)	(0.54)	(0.58)
Net income (loss)	$0.54	$0.21	$(0.17)	$(2.49)	$(1.30)

Weighted average shares outstanding:
Basic	8,726	9,242	9,167	8,645	8,054
Diluted	8,868	9,428	9,167	8,645	8,054

Balance Sheet Data (end of period):
Cash and cash equivalents	$7,989	$6,327	$2,555	$2,404	$2,477
Investments	177	176	174	6,282	6,861
Working capital (deficit)	1,044	(2,380)	(4,878)	(5,054)	(7,653)
Total assets	39,325	41,347	42,060	49,963	65,554
Total debt	370	132	636	7,120	4,525
Total stockholders’ equity	18,868	17,684	16,989	17,983	35,598
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

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors.  Customer traffic and sales patterns have shown improvement since 2010 to date as evidenced by our positive comparable restaurant sales for the previous nine quarters.  For 2012, our comparable restaurant sales grew 2.7% from prior year, improving on same-store sales that had shown 8.8% growth in 2011.  We believe continued improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

We closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011. We settled all lease termination costs for the West Palm Beach and Sugar Land locations in the third quarter of 2011 and 2012, respectively.  The decision to close these restaurants was based on these restaurants’ past operating performance.  The closures enable us to focus on our existing restaurant portfolio while also allowing us to concentrate on developing new restaurants.  As a result of the restaurant closures, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented.

During 2012, we continued to focus on growing sales while remaining disciplined with our costs.  The average unit volume of our comparable base restaurants was $4.2 million, or $579 per square foot compared to $4.1 million, or $572 per square foot in 2011.  Our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness.  Despite a very challenging and uncertain economic environment, our average unit volumes grew over 2% during 2012.  Even with a modest year over year sales growth, we generated restaurant operating profit of $18.0 million in 2012, an increase of 8.3% compared to $16.6 million in prior year.  Restaurant operating profit as a percentage of sales increased to 18.8% relative to 17.8% in 2011.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistent with restaurant sales, and we analyze those costs as a percentage of restaurant sales. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors.  We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit.  Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales.  The majority of our general and administrative costs are fixed costs.  We expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.  In 2012, our general and administrative expenses decreased to $7.0 million, or 16.2%, compared to $8.4 million in prior year.  However, we expect general and administrative costs to increase in 2013 as we are making investments in real estate development, construction and operations to support our growth objectives.

We opened our last restaurant in October 2010.  Since that time, we have focused on increasing sales,  improving restaurant-level operating margins and investing in infrastructure for future growth.  At the same time, we have engaged in a rigorous site evaluation process to identify sites for new restaurant openings in 2013 and beyond.  In December 2012, we signed a lease for 6,649 square feet at The Village at Meridian, a lifestyle development in the Boise, Idaho metropolitan area.  We currently expect to open this location and another location in the fourth quarter of 2013.  Therefore, we expect to incur significant preopening expense during 2013, while revenues from the new restaurants, if opened in that time frame, would likely not be significant prior to 2014.  Accordingly, we would expect the opening of these units to place downward pressure on our profitability in 2013. Although the actual preopening expenses depend upon numerous factors, historically, our cash preopening expenses approximates $400,000 per location, and non-cash rent expense typically ranges from $50,000 to $100,000 per location.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings.  Number of restaurant openings reflects the number of restaurants opened during a particular reporting period.

Same-Store Sales Percentage Change.  Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.  Same-store sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount.  Menu price changes and the mix of menu items sold can affect the per person average check amount.  As of December 31, 2012, 2011 and 2010, there were 23, 22 and 21 restaurants, respectively, included in the comparable restaurant base.

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

Restaurant Operating Profit.  Restaurant operating profit is defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses.  Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, or preopening expenses.  We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance prior to application of corporate overhead.  We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors.  This measure provides useful information regarding our financial condition and results of operations and allows investors to better determine future financial results driven by growth and to compare restaurant level profitability.

Key Financial Definitions

Restaurant Sales.  Restaurant sales include gross food and beverage sales, net of promotions and discounts.

Cost of Sales.  Cost of sales consists of food and beverage costs.

Labor.  Labor includes all direct and indirect labor costs incurred in operations.

Occupancy.  Occupancy includes all rent payments associated with the leasing of real estate, including base, percentage and straight-line rent, property taxes, and common area maintenance expense.  We record tenant improvement allowances as a reduction of occupancy expense over the term of the lease.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2012, 2011, and 2010.

	Year Ended December 31,
	2012	2011	2010

Restaurant sales growth	2.5%	13.2%	8.8%
Same-store sales percentage change (1)	2.7%	8.8%	0.9%
Average unit volume (in thousands) (2)	$4,182	$4,089	$3,771
Sales per square foot (2)	$579	$572	$535
Restaurant operating profit (in thousands) (3)	$18,020	$16,632	$12,190
Restaurant operating profit as a percentage of sales (3)	18.8%	17.8%	14.7%

(1)
Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base compared to the prior year.  In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months.

(2)	Includes only those restaurants in the comparable restaurant base.

(3)
Restaurant operating profit is not a financial measurement determined in accordance with U.S. generally accepted accounting principles (see reconciliation below) and should not be considered in isolation or as an alternative to income (loss) from operations.  Restaurant operating profit may not be comparable to the same or similarly titled measures computed by other companies.  We believe restaurant operating profit is an important component of financial results because it is a widely used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance.  We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors.

The following tables set forth our calculation of restaurant operating profit and reconciliation to income (loss) from operations, the most comparable GAAP measure.

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Restaurant sales	$96,021	$93,657	$82,735
Costs and expenses:
Cost of sales	26,246	25,579	22,459
Labor	31,968	30,896	28,640
Occupancy	6,253	6,573	6,523
Restaurant operating expenses	13,534	13,977	12,923
Restaurant operating profit	18,020	16,632	12,190
Deduct – other costs and expenses
General and administrative	7,037	8,395	7,072
Preopening expense	—	—	567
Depreciation and amortization	5,749	5,856	5,612
Insurance recoveries and other	(120)	—	—
Income (loss) from operations	$5,354	$2,381	$(1,061)

	Percent of Restaurant Sales
	Year Ended December 31,
	2012	2011	2010
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	27.3	27.1
Labor	33.3	33.0	34.6
Occupancy	6.5	7.0	7.9
Restaurant operating expenses	14.1	14.9	15.7
Restaurant operating profit	18.8	17.8	14.7
Deduct – other costs and expenses
General and administrative	7.3	9.0	8.5
Preopening expense	—	—	0.7
Depreciation and amortization	6.0	6.3	6.8
Insurance recoveries and other	(0.1)	—	—
Income (loss) from operations	5.6%	2.5%	(1.3)%

Certain percentage amounts may not sum to total due to rounding.

	2012	2011	2010
Store Growth Activity
Beginning Restaurants	23	25	24
Openings	—	—	1
Closings	—	(2)	—
Total	23	23	25

Results of Operations

The following table sets forth, for the years indicated, our Consolidated Statements of Comprehensive Income (Loss) expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2012	2011	2010
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	27.3	27.1
Labor	33.3	33.0	34.6
Occupancy	6.5	7.0	7.9
Restaurant operating expenses	14.1	14.9	15.7
General and administrative	7.3	9.0	8.5
Preopening expense	—	—	0.7
Depreciation and amortization	6.0	6.3	6.8
Insurance recoveries and other	(0.1)	—	—
Total costs and expenses	94.4	97.5	101.3
Income (loss) from operations	5.6	2.5	(1.3)
Nonoperating income (expenses):
Interest income and other, net	—	—	—
Interest expense	(0.1)	(0.1)	(0.1)
Income (loss) from continuing operations before provision for income taxes	5.5	2.5	(1.4)
Provision for income taxes	—	—	—
Income (loss) from continuing operations	5.5	2.5	(1.4)
Loss from discontinued operations, net of tax	(0.5)	(0.3)	(0.5)
Net income (loss)	5.0%	2.2%	(1.9)%

Certain percentage amounts may not sum to total due to rounding.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Restaurant Sales.  Restaurant sales increased by $2.3 million, or 2.5%, to $96.0 million in 2012 from $93.7 million during the prior year, primarily attributable to a 2.7% increase in comparable restaurant sales.  The increase in comparable restaurant sales is driven by a 2.5% increase in guest traffic during the year.

Cost of Sales.  Cost of sales increased $0.6 million, or 2.6%, to $26.2 million year over year from $25.6 million.  The increase was primarily attributable to incremental food and liquor costs associated with higher sales volumes and promotional offerings partially offsetting the benefits of stabilizing produce costs in the current year.  Cost of sales as a percentage of restaurant sales at 27.3% for 2012 is comparable to the prior year period.

Labor.  Labor costs for our restaurants increased $1.1 million, or 3.5%, to $32.0 million during 2012 compared to $30.9 million in 2011.  The increase was attributable to increased staffing to support the year over year sales growth during 2012.  Labor expenses as a percentage of restaurant sales increased to 33.3% compared to 33.0% in 2011, reflecting in part higher medical and worker compensation costs during the year.

Occupancy.  Occupancy expenses decreased $0.3 million, or 4.9% to $6.3 million in 2012 from $6.6 million in 2011.  The lower occupancy expenses are primarily associated with an amendment in our lease agreement for one restaurant.  Occupancy expenses as a percentage of restaurant sales decreased 0.5% to 6.5% in 2012 compared to 7.0% in prior year, reflecting the benefits of the aforementioned changes in lease provisions as well as the increased leverage of the fixed portion of these costs from higher average weekly sales.

Restaurant Operating Expenses.  Restaurant operating expenses decreased $0.4 million or 3.2% to $13.5 million year over year on higher sales volume compared to $13.9 million in 2011.  Lower marketing, credit card fees and utilities more than offset higher repair and maintenance costs and increased training, travel and recruiting expenses.   Restaurant operating expenses as a percentage of restaurant sales also decreased 0.8% to 14.1% in 2012 compared to 14.9% in 2011.

General and Administrative.  General and administrative expenses decreased by $1.4 million, or 16.2% to $7.0 million from $8.4 million year over year.  General and administrative expenses decreased as a percentage of sales year over year by 1.7% to 7.3%.  The decrease in general and administrative expenses in absolute dollars and as a percentage of sales is mainly attributable to lower executive compensation and benefits during 2012 and severance and related costs for former executives in the prior year.

Preopening Expense.  We did not incur any preopening expense during 2012 and 2011 as there were no restaurant openings during these years.

Depreciation and Amortization.  Depreciation and amortization expense decreased $0.1 million or 1.8% to $5.7 million in 2012.  Depreciation and amortization expense as a percentage of restaurant sales decreased 0.3% to 6.0% from 6.3% year over year reflecting leverage of these fixed costs from higher average weekly sales.

Insurance Recoveries and Other.  Insurance recoveries and other represent an insurance settlement for property and facility damage and for a business interruption claim, net of other non-recurring items incurred.  We recognized a gain of $317,000 for business interruption and furniture replacement claims associated with a fire at our Troy, Michigan restaurant in 2012.  We also recognized additional tax expense for a sales tax audit matter in 2012.

Provision for Income Taxes.  We recorded a provision for income taxes of $36,000 and $9,000, respectively, during 2012 and 2011.  The year over year increase in the provision is attributable to federal and state taxes on higher taxable income for the year partially offset by the utilization of federal and state net operating loss carryforwards and an accrual reversal for uncertain tax position resulting from a lapse in the statute of limitation.

Discontinued Operations. Loss from discontinued operations of $466,000 and $288,000 in 2012 and 2011, respectively, represents the historical operating results as well as lease termination and exit costs attributable to the two restaurants closed during the third quarter of 2011.  In the third quarter of 2012, we settled with the landlord of the Sugar Land location for $950,000 and recognized the incremental lease termination costs and related attorney fees.  See Note 2 to the Unaudited Consolidated Financial Statements.

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

Cost of Sales.  Cost of sales increased $3.1 million, or 13.9%, to $25.6 million during 2011 from $22.5 million during 2010. The increase in costs of sales for 2011 is primarily attributable to food and liquor costs for the Baltimore restaurant that opened in October 2010 and incremental food and liquor costs associated with higher sales volumes. Cost of sales as a percentage of restaurant sales increased 0.2% to 27.3% during 2011 from 27.1% during the prior year period. The slight increase in cost of sales as a percentage of restaurant sales during 2011 reflects an increase in year-over-year costs for certain dry goods, produce and dairy products, largely offset by cost savings from various purchasing and culinary initiatives as well as leverage from the 2.2% menu price increase.

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

Restaurant Operating Expenses.  Restaurant operating expenses increased by $1.1 million, or 8.2%, to $14.0 million during 2011 compared to $12.9 million during the prior year period.  The increase in restaurant operating expenses is attributable to the opening of the Baltimore restaurant in October 2010.  Restaurant operating expenses as a percentage of restaurant sales decreased 0.8% to 14.9% during 2011 from 15.7% in the prior year period as a result of lower advertising expenditures and increased leverage of fixed operating costs resulting from higher average weekly sales.

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

Preopening Expense.  We did not incur any preopening expense during 2011 as no new restaurants were opened during 2011.  We incurred $0.6 million in preopening expense during 2010 related to the Baltimore restaurant that opened in October 2010.

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

Discontinued Operations. Discontinued operations represent the historical operating results as well as lease termination and exit costs attributable to two restaurants closed during the third quarter of 2011.  See Note 2 to the  Consolidated Financial Statements.  The loss from discontinued operations was $288,000 during 2011 compared to $435,000 in 2010.

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

Quarterly Results of Operations

The following table presents unaudited Consolidated Statement of Comprehensive Income (Loss) data for each of the eight quarters in the period ended December 31, 2012.  We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes.  Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year presentation.  The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2012				2011
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(In thousands, except per share data)
Consolidated Statement of Comprehensive Income (Loss) Data:
Restaurant sales	$24,155	$24,992	$23,887	$22,987	$22,242	$24,512	$23,838	$23,065
Costs and expenses:
Cost of sales	6,495	6,814	6,540	6,397	6,236	6,696	6,404	6,242
Labor	7,948	8,211	8,040	7,769	7,524	8,026	7,815	7,531
Occupancy	1,533	1,548	1,569	1,603	1,651	1,732	1,742	1,448
Restaurant operating expenses	3,376	3,562	3,310	3,286	3,481	3,556	3,506	3,435
General and administrative	2,084	1,521	1,761	1,671	1,881	2,149	2,117	2,248
Depreciation and amortization	1,463	1,455	1,392	1,439	1,476	1,470	1,474	1,436
Insurance recoveries and other	—	—	(101)	(19)	—	—	—	—
Total costs and expenses	22,899	23,111	22,511	22,146	22,249	23,629	23,058	22,340
Income (loss) from operations	1,256	1,881	1,376	841	(7)	883	780	725
Nonoperating income (expenses):
Interest income and other, net	—	—	—	1	1	1	—	1
Interest expense	(12)	(7)	(6)	(42)	(12)	(9)	(26)	(14)
Income (loss) from continuing operations before provision for income taxes	1,244	1,874	1,370	800	(18)	875	754	712
Provision for income taxes	60	60	—	(84)	10	15	19	(35)
Income (loss) from continuing operations	1,184	1,814	1,370	884	(28)	860	735	747
Loss from discontinued operations, net of tax	—	(47)	(386)	(33)	(64)	(78)	(146)	—
Net income (loss)	$1,184	$1,767	$984	$851	$(92)	$782	$589	$747

Net income (loss) per share – Basic and diluted:
Continuing operations	$0.13	$0.21	$0.16	$0.10	$(0.00)	$0.09	$0.08	$0.08
Discontinued operations	—	(0.01)	(0.05)	—	(0.01)	(0.01)	(0.02)	—
Net income (loss)	$0.13	$0.20	$0.11	$0.10	$(0.01)	$0.08	$0.06	$0.08

Weighted average shares outstanding:
Basic	8,802	8,815	8,710	8,579	9,203	9,214	9,256	9,294
Diluted	8,912	8,903	8,808	8,686	9,203	9,392	9,454	9,445

Comprehensive income (loss)	$1,184	$1,767	$984	$851	$(92)	$782	$589	$747

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,
	2012	2011
Cash and short-term investments	$8,166	$6,503
Net working capital (deficit) (1)	1,044	(2,380)

(1)	The working capital deficit at December 31, 2011 is primarily attributable to accruals for payroll and lease termination costs related to our two closed restaurants.

	Year Ended December 31,
	2012	2011
Cash provided by operating activities	$7,336	$7,676
Capital expenditures	1,794	1,492

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants and remodels, have historically been significant.  Over the last several years, we funded development of new restaurants and remodels primarily from the proceeds of equity financing prior to 2010 and cash flows from operations.  Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodel, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment.

In December 2012, we signed a lease for a new restaurant development in Boise, Idaho, a new market for us, which is currently expected to open in the fourth quarter of 2013.  We currently expect to open two new restaurants, including the Boise location, and to remodel certain existing locations in 2013.  Therefore we would expect a significant increase in capital expenditures in 2013 resulting from the construction and remodel of these restaurants.  Our investment cost for new restaurants varies significantly, depending upon the length and type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building.  We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million.

Our current operations generate sufficient cash flow to fund operations and general and administrative costs.  We believe existing cash and short-term investments of $8.2 million, the ability to draw on our $6.5 million credit facility and cash flow from operations will be sufficient to fund development of new restaurants and planned remodels of existing restaurants.  Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants.  As of December 31, 2012, we had working capital of $1.0 million, a $3.4 million improvement from December 31, 2011 primarily as a result of higher earnings during 2012 compared to prior year.  Our ability to generate higher cash flow from operations and cost containment efforts throughout 2012 have been instrumental in reducing the working capital deficit experienced in prior years.  Financing to construct new restaurants for amounts in excess of the line of credit availability may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations.  Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (“Stearns”) for a term loan and a line of credit (collectively, the “Loans”). The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”).  The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000.  Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year. Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans.  The outstanding balance on the Term Loan at December 31, 2012 was $370,000.

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

On July 24, 2012, we amended certain terms of the Credit Line with Stearns.  The amendment allows us to increase the aggregate principal amount under the Credit Line to $6.5 million from $5.0 million, under which we can borrow up to $2.5 million at the greater of 1% over the Index or 5.75% per year for our stock repurchase program.  The amendment also allows us to reduce the interest floor on the Credit Line from 6.25% to 4.95% per year on borrowings for restaurant remodeling and new construction projects.  We have not drawn any amounts to date under the Credit Line, and the entire $6.5 million balance was available at December 31, 2012.

Fees incurred for the Loans totaled $152,000.  These fees are included in Other Assets in the consolidated balance sheet at December 31, 2012 and such fees are being amortized over the life of the Loans.  The unamortized fees totaled $137,000 as of December 31, 2012.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth of equal or less than 3:1.  We were in compliance with such covenants at December 31, 2012.

Notes Payable

As of December 31, 2011, we had two equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans was $132,000 at December 31, 2011. The loans bore interest at rates ranging from 8.4% to 8.5% and required monthly principal and interest payments aggregating approximately $25,000.  We utilized a portion of the Term Loan proceeds to pay off the loans in February 2012.

Stock Repurchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5.0 million of common stock.  We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5.0 million of our outstanding common stock.  As of December 31, 2012, we had spent $3.0 million to purchase and retire 363,011 shares under the 2012 authorization.

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

Cash Flows

The following table summarizes our primary sources and uses of cash during the past three years:

	2012	2011	2010
	(In thousands)
Net cash provided by (used in):
Operating activities	$7,336	$7,676	$4,718
Investing activities	(1,760)	(1,538)	1,808
Financing activities	(3,914)	(2,366)	(6,375)
Net increase in cash and cash equivalents	$1,662	$3,772	$151

Operating Activities.  Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $7.3 million of net cash in 2012 compared to $7.7 million in 2011.  The year over year decrease is primarily the result of greater use of cash for accrued expenses, specifically, the settlement of our Sugar Land lease in the third quarter of 2012 and reduction in deferred rent partially offset by higher net income during 2012.  The net increase of $3.0 million in cash provided by operating activities during 2011 compared to 2010 is primarily the result of higher net income and an increase in accrued expenses partially offset by a reduction in deferred rent.

Investing activities. We fund the development and construction of new restaurants and remodels primarily with cash and investments.  Capital expenditures in 2012 were $1.8 million, primarily attributable to remodeling costs and maintenance capital expenditures for existing restaurants and infrastructure investments at the Corporate office.  During 2011, capital expenditures were $1.5 million and primarily consisted of contractor payments for our Baltimore restaurant that opened during October 2010 and remodeling costs for existing restaurants.  Capital expenditures for 2010 were $4.3 million primarily attributable to the funding of construction for our Baltimore restaurant and contractor payments for two restaurants that were opened during the second half of 2009.  Investing activities for 2010 also reflects the sale of $5.8 million in auction rate securities and $0.3 million in other investments.   We currently expect to open two new restaurants and to remodel certain existing locations in 2013.  Therefore, we would expect a significant increase in capital expenditures in 2013 resulting from the construction and remodel of these restaurants.

Financing Activities.  Net cash used in financing activities during 2012 totaled $3.9 million, consisting of $5.5 million for the purchase and retirement of common stock under both our November 2011 and May 2012 stock repurchase programs and $0.3 million debt repayment for our equipment loans and term loan.  We also paid $0.2 million in fees in conjunction with the credit facility.  Cash receipts from financing activities during 2012 consisted of $0.5 million from term loan borrowings and $1.5 million in proceeds from stock option and warrant exercises and employee stock plan purchases.  Net cash used in financing activities was $2.4 million for 2011, reflecting $2.4 million in shares purchased under our November 2011 stock repurchase program and $0.5 million in principal payments on equipment loans, partially offset by $0.6 million in proceeds associated with our stock option and employee stock purchase plans.  Net cash used in financing activities was $6.4 million during 2010 reflecting the repayment of $5.8 million in borrowings under a previous line of credit with UBS and $0.7 million in principal payments on equipment loans.

Aggregate Contractual Obligations

The following table sets forth our contractual commitments as of December 31, 2012 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term notes payable, including current portion	$370	$165	$205	$—	$—
Interest on notes payable	25	17	8	—	—
Operating leases	44,049	6,421	11,629	10,067	15,932
Total	$44,444	$6,603	$11,842	$10,067	$15,932

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

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2012.

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

We evaluate property and equipment for impairment whenever events or changes in restaurant operating results indicate that the carrying value of those assets may not be recoverable.  Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant negative industry or economic trends; and significant changes in laws and regulations, legal factors or in the business climate.  The assessment of impairment is performed on a restaurant-by-restaurant basis.  The recoverability is assessed by  comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset.  This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment.  If indicators of impairment are present and if we determine that the carrying value of the asset exceeds the fair value of the restaurant assets, an impairment charge is recorded to reduce the carrying value of the asset to its fair value.  Calculation of fair value requires significant estimates and judgments which could vary significantly based on our assumptions.

We closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011.  We recorded non-cash asset impairment charges for these two locations along with four other underperforming restaurants in 2009.  We continue to monitor the operating performance of each individual restaurant.  We may be required to record impairment charges in the future if certain restaurants perform below expectations.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities.  Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse.  The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we have sufficient taxable income within the carryback and carryforward periods permitted by the tax law to allow for utilization of the deductible amounts and carryforwards.  We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.  In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would reduce our provision for income taxes.

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option awards, which requires the use of a number of highly complex and subjective variables.  These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term.  Expected volatility is based on the historical volatility of our stock.  We utilize historical data to estimate option exercise and employee termination behavior within the valuation model.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option.  We also estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  We estimate forfeitures based on our expectation of future experience while considering our historical experience.  Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statement of comprehensive income (loss).  We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms.  The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.

We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Recent Accounting Pronouncements

See the Recent Accounting Literature section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

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

We may also face market risk exposure due to the variable interest rates on the term loan and credit line obtained from Stearns Bank. Interest on the loans are subject to adjustment based on changes to the Wall Street Journal Prime Rate.  Interest rate fluctuations may adversely impact our ability to service the loans.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2013 Annual Meeting of Stockholders.

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

(3)   Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (6)
3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (8)
4.1	Form of Common Stock Certificate (3)
10.10*	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11*	Kona Grill, Inc. 2005 Stock Award Plan (2)
10.12*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (4)
10.15*	Form of Stock Option Agreement (2005 Stock Award Plan) (5)
10.16*	Kona Grill, Inc. 2012 Stock Award Plan (12)
10.17	Securities Purchase Agreement, dated November 1, 2007, among Kona Grill, Inc. and the investor parties thereto (7)
10.30*	Employment Agreement, dated as of January 30, 2012, between the Company and Berke Bakay (9)
10.31*	Separation Agreement, dated as of February 6, 2012, between the Company and Michael A. Nahkunst (10)
10.32	Business Loan Agreement entered into as of February 8, 2012, Addendum to Business Loan Agreement and Promissory Note with Stearns Bank National Association as lender (Term Loan) (11)
10.33	Business Loan Agreement entered into as of February 8, 2012, Addendum to Business Loan Agreement and Promissory Note with Stearns Bank National Association as lender (Credit Line) (11)

Exhibit Number	Exhibit
10.34	Amended Loan Documents dated July 24, 2012, between Kona Grill, Inc. as borrower and Stearns Bank National Association as lender (13)
10.35	Mediated Settlement Agreement by and between Sugar Land Mall, LLC f/k/a GGP-Sugar Land Mall, LP and KDGE Kona Grill, Inc., Kona Grill, Inc. and Kona Texas Restaurant, Inc. f/k/a Texas Kona Grill, Inc. dated September 14, 2012 (14)
10.36	Form of Stock Option Agreement (2012 Stock Award Plan)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from Kona Grill Inc.’s Annual Report on Form 10-K for the years ended December 31, 2012, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on November 6, 2007.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on January 30, 2012.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed on February 7, 2012.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on February 14, 2012.
(12)	Incorporated by reference to the Definitive Proxy Statement filed on March 16, 2012.
(13)	Incorporated by reference to the Registrant’s Form 8-K filed on July 30, 2012.
(14)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.

/s/ Berke Bakay
Berke Bakay President and Chief Executive Officer
Date:  March 15, 2013

POWER OF ATTORNEY

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Berke Bakay	President, Chief Executive Officer and Director	March 15, 2013
Berke Bakay	(Principal Executive Officer)

/s/ Christi Hing	Chief Financial Officer	March 15, 2013
Christi Hing	(Principal Financial and Accounting Officer)

/s/ Richard J. Hauser	Director	March 15, 2013
Richard J. Hauser

/s/ James R. Jundt	Director	March 15, 2013
James R. Jundt

/s/ Marcus E. Jundt	Director	March 15, 2013
Marcus E. Jundt

/s/ Leonard Newman	Director	March 15, 2013
Leonard Newman

/s/ Steven W. Schussler	Director	March 15, 2013
Steven W. Schussler

/s/ Anthony L. Winczewski	Director	March 15, 2013
Anthony L. Winczewski

KONA GRILL, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 15, 2013

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,989	$6,327
Investments	177	176
Receivables	286	3
Other current assets	1,134	1,203
Total current assets	9,586	7,709
Other assets	812	694
Property and equipment, net	28,927	32,944
Total assets	$39,325	$41,347

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,851	$1,912
Accrued expenses	6,526	8,045
Current portion of notes payable	165	132
Total current liabilities	8,542	10,089
Notes payable	205	—
Deferred rent	11,710	13,574
Total liabilities	20,457	23,663

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,663,069 shares issued and 8,546,869 shares outstanding at December 31, 2012 and 9,071,923 shares issued and 8,955,723 shares outstanding at December 31, 2011	87	91
Additional paid-in capital	53,305	56,903
Accumulated deficit	(33,524)	(38,310)
Treasury stock, at cost, 116,200 shares at December 31, 2012 and 2011	(1,000)	(1,000)
Total stockholders’ equity	18,868	17,684
Total liabilities and stockholders’ equity	$39,325	$41,347

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Restaurant sales	$96,021	$93,657	$82,735
Costs and expenses:
Cost of sales	26,246	25,579	22,459
Labor	31,968	30,896	28,640
Occupancy	6,253	6,573	6,523
Restaurant operating expenses	13,534	13,977	12,923
General and administrative	7,037	8,395	7,072
Preopening expense	—	—	567
Depreciation and amortization	5,749	5,856	5,612
Insurance recoveries and other	(120)	—	—
Total costs and expenses	90,667	91,276	83,796
Income (loss) from operations	5,354	2,381	(1,061)
Nonoperating income (expenses):
Interest income and other, net	1	3	52
Interest expense	(67)	(61)	(123)
Income (loss) from continuing operations before provision for income taxes	5,288	2,323	(1,132)
Provision for income taxes	36	9	10
Income (loss) from continuing operations	5,252	2,314	(1,142)
Loss from discontinued operations, net of tax	(466)	(288)	(435)
Net income (loss)	$4,786	$2,026	$(1,577)

Net income (loss) per share – Basic (Note 1):
Continuing operations	$0.60	$0.25	$(0.12)
Discontinued operations	(0.05)	(0.03)	(0.05)
Net income (loss)	$0.55	$0.22	$(0.17)

Net income (loss) per share – Diluted (Note 1):
Continuing operations	$0.59	$0.24	$(0.12)
Discontinued operations	(0.05)	(0.03)	(0.05)
Net income (loss)	$0.54	$0.21	$(0.17)

Weighted average shares outstanding (Note 1):
Basic	8,726	9,242	9,167
Diluted	8,868	9,428	9,167

Comprehensive income (loss)	$4,786	$2,026	$(1,577)

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2009	9,147	$93	$57,649	$(38,759)	$(1,000)	$17,983
Stock-based compensation	—	—	474	—	—	474
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	40	—	109	—	—	109
Net loss	—	—	—	(1,577)	—	(1,577)
Other comprehensive income	—	—	—	—	—	—
Total comprehensive loss						(1,577)
Balances at December 31, 2010	9,187	93	58,232	(40,336)	(1,000)	16,989
Stock-based compensation	—	—	531	—	—	531
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	197	2	559	—	—	561
Purchase and retirement of common stock	(428)	(4)	(2,419)	—	—	(2,423)
Net income	—	—	—	2,026	—	2,026
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						2,026
Balances at December 31, 2011	8,956	91	56,903	(38,310)	(1,000)	17,684
Stock-based compensation	—	—	398	—	—	398
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	384	4	1,532	—	—	1,536
Purchase and retirement of common stock	(793)	(8)	(5,528)	—	—	(5,536)
Net income	—	—	—	4,786	—	4,786
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						4,786
Balances at December 31, 2012	8,547	$87	$53,305	$(33,524)	$(1,000)	$18,868

 See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income (loss)	$4,786	$2,026	$(1,577)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,735	5,891	5,666
Stock-based compensation	398	531	474
Loss on disposal of assets	14	119	36
Gain on insurance recoveries	(317)	—	—
Change in operating assets and liabilities:
Receivables	34	7	298
Other current assets	69	9	(101)
Accounts payable	52	(370)	(296)
Accrued expenses	(1,571)	1,999	293
Deferred rent	(1,864)	(2,536)	(75)
Net cash provided by operating activities	7,336	7,676	4,718

Investing activities
Purchase of property and equipment	(1,794)	(1,492)	(4,318)
Decrease (increase) in other assets	34	(46)	18
Sales of investments	—	—	6,108
Net cash (used in) provided by investing activities	(1,760)	(1,538)	1,808

Financing activities
Borrowings on term loan	500	—	—
Debt repayments	(262)	(504)	(6,484)
Fees paid for credit facility	(152)	—	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	1,536	561	109
Purchase and retirement of common stock	(5,536)	(2,423)	—
Net cash used in financing activities	(3,914)	(2,366)	(6,375)

Net increase in cash and cash equivalents	1,662	3,772	151
Cash and cash equivalents at the beginning of the year	6,327	2,555	2,404
Cash and cash equivalents at the end of the year	$7,989	$6,327	$2,555

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$26	$31	$83
Cash paid for income taxes, net of refunds	$64	$97	$87
Noncash investing activities
Accounts payable and accrued expenses related to property and equipment purchases	$214	$275	$272

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

Reclassifications

Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year presentation.

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

Investments

Investments consist primarily of certificates of deposit that are generally highly liquid in nature.  We classify our investments based on the intended holding period.  Available-for-sale securities are carried at estimated fair value, based on available market information, with unrealized gains and losses, if any, reported as a separate component of stockholders’ equity.  Trading securities are carried at fair value with gains and losses reported in the consolidated statements of comprehensive income (loss).

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, investments, accounts receivable and accounts payable approximate fair value because of their short-term nature.  The fair value of long-term debt is determined using primarily Level 3 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation.  We capitalize all direct costs on the construction of leasehold improvements and interest incurred during the construction and development period.   Leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term that includes reasonably assured lease renewals as determined on the date of acquisition of the leasehold improvement.   Improvements that materially extend the life of an asset are capitalized while repair and maintenance costs are expensed as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

	(years)
Furniture and fixtures	5	-	7
Equipment		7
Computer software and electronic equipment		3
Leasehold improvements	Shorter of the useful life or the lease term

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred.  Advertising and marketing expense for 2012, 2011, and 2010 was $473,000, $827,000, and $1,123,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of comprehensive income.  We maintain a guest loyalty club (the KonavoreTM program), an email-based marketing program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers.  The KonavoreTM loyalty program offers members a discount coupon upon enrolling in the program and a discount coupon for a member’s birthday.  These coupons are recognized upon redemption and recorded in the financial statements as a sales discount.  Costs associated with the redemption of a promotion in the form of a coupon for discounted product are recorded in cost of sales as these coupons are typically redeemed with the purchase of additional food and beverage items.  Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

Preopening Expense

Costs directly related to the opening of new restaurants, including employee relocation, travel, employee payroll and related training costs, and rent expense subsequent to the date we take possession of the property through the restaurant opening are expensed as incurred.

Insurance Recoveries and Other

Insurance recoveries and other represent an insurance settlement for property and facility damage and for a business interruption claim, net of other non-recurring items incurred.  We recognized a gain of $317,000 for business interruption and furniture replacement claims associated with a fire at our Troy, Michigan restaurant in 2012.  We also recognized additional tax expense for a sales tax audit matter in 2012.  See Note 6.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year.  Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method.  For 2012, 2011 and 2010, there were 452,000, 717,000, and 1,102,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations	$5,252	$2,314	$(1,142)
Loss from discontinued operations, net of tax	(466)	(288)	(435)
Net income (loss)	$4,786	$2,026	$(1,577)
Denominator:
Weighted average shares — basic	8,726	9,242	9,167
Effect of dilutive stock options and warrants	142	186	—
Weighted average shares — diluted	8,868	9,428	9,167

Net income (loss) per share – Basic:
Continuing operations	$0.60	$0.25	$(0.12)
Discontinued operations	(0.05)	(0.03)	(0.05)
Net income (loss)	$0.55	$0.22	$(0.17)

Net income (loss) per share – Diluted:
Continuing operations	$0.59	$0.24	$(0.12)
Discontinued operations	(0.05)	(0.03)	(0.05)
Net income (loss)	$0.54	$0.21	$(0.17)

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

We had accrued $618,000 for Sugar Land lease termination costs at December 31, 2011.  In the second quarter of 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. In September 2012, we entered into a mediated settlement agreement with Sugar Land Mall, LLC, pursuant to which we agreed to pay $950,000 and recognized the incremental lease termination costs and related attorney fees in the third quarter of 2012.  These charges were included in Loss from Discontinued Operations in our consolidated statements of comprehensive income (loss).

We determined that the aforementioned closures met the criteria for classification as discontinued operations.  As a result, all historical operating results as well as lease termination and exit costs attributable to these restaurants are reflected within discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented.  Loss from discontinued operations, net of tax is comprised of the following for year ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Restaurant sales	$—	$3,317	$4,855

Loss from discontinued operations before income tax benefit	$478	$297	$435
Income tax benefit	(12)	(9)	—
Loss from discontinued operations, net of tax	$466	$288	$435

Activity associated with the lease termination and exit cost accrual is summarized below (in thousands):

Balance at December 31, 2010	$—
Additions	1,261
Cash payments	(703)
Non-cash adjustments	60
Balance at December 31, 2011	618
Additions	431
Cash payments	(1,049)
Non-cash adjustments	—
Balance at December 31, 2012	$—

3.     Investments

The following is a summary of our investments (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
December 31, 2012
Short-term investments:
Certificates of deposit	$177	$—	$177
Total investments	$177	$—	$177

December 31, 2011
Short-term investments:
Certificates of deposit	$176	$—	$176
Total investments	$176	$—	$176

4.     Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

December 31, 2011	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$176	$—	$176

5.     Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Leasehold improvements	$49,420	$48,447
Equipment	13,791	13,465
Furniture and fixtures	3,611	3,590
	66,822	65,502
Less accumulated depreciation and amortization	(37,931)	(32,558)
	28,891	32,944
Construction in progress	36	—
Total property and equipment, net	$28,927	$32,944

6.     Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Accrued payroll	$2,479	$3,121
Gift cards	1,351	1,243
Sales taxes (1)	1,332	959
Lease termination accrual	—	618
Business and income taxes	312	548
Accrued occupancy	328	471
Other	724	1,085
Total accrued expenses	$6,526	$8,045

(1)
As of December 31, 2012, Sales taxes includes a net sales tax adjustment and interest of $274,000 associated with a sales tax audit settlement during 2012 pertaining to prior years that was not material to those years or the current year.  The net sales tax amount is included in Insurance Recoveries and Other and the interest is included in Interest Expense.

7.     Debt and Credit Agreements

Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (“Stearns”) for a term loan and a line of credit (collectively, the “Loans”).  The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”).  The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000.  Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year.  Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans.  The outstanding balance on the Term Loan at December 31, 2012 was $370,000.

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

On July 24, 2012, we amended certain terms of the Credit Line with Stearns.  The amendment allows us to increase the aggregate principal amount under the Credit Line to $6.5 million from $5.0 million, under which we can borrow up to $2.5 million at the greater of 1% over the Index or 5.75% per year for our stock repurchase program.  The amendment also allows us to reduce the interest floor on the Credit Line from 6.25% to 4.95% per year on borrowings for restaurant remodeling and new construction projects.  We have not drawn any amounts to date under the Credit Line, and the entire $6.5 million balance was available at December 31, 2012.

Fees incurred for the Loans totaled $152,000.  These fees are included in other assets in the consolidated balance sheet at December 31, 2012 and such fees are being amortized over the life of the Loans.  The unamortized fees totaled $137,000 as of December 31, 2012.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth of equal or less than 3:1.  We were in compliance with such covenants at December 31, 2012.

Future maturities of the Term Loan at December 31, 2012 are as follows (in thousands):

2013	$165
2014	175
2015	30
Total notes payable	$370

During 2012, 2011, and 2010, we incurred gross interest expense of $67,000, $61,000, and $154,000, respectively.  We capitalized $31,000 of interest costs in 2010.

Notes Payable

As of December 31, 2011, we had two equipment term loans with a lender, each collateralized by restaurant equipment. The outstanding principal balance under these loans was $132,000 at December 31, 2011.  The loans bore interest at rates ranging from 8.4% to 8.5% and required monthly principal and interest payments aggregating approximately $25,000.  We utilized a portion of the Term Loan proceeds to pay off the loans in February 2012.

8.     Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$—	$—	$—
State	36	9	10
	36	9	10
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$36	$9	$10

Income tax expense differed from amounts computed by applying the federal statutory rate to loss from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax expense (benefit) at federal statutory rate	$1,798	$790	$(385)
State income taxes, net of federal benefit	56	(72)	(68)
Nondeductible expenses	365	447	335
Stock based compensation	146	201	574
Business tax credit	(1,018)	(1,067)	(862)
Other (1)	(120)	(85)	(209)
Change in valuation reserve	(1,191)	(205)	625
Total	$36	$9	$10
___________________
(1)
For the year ended December 31, 2012 and 2011, Other includes $48,000 and $85,000, respectively, for the reduction in unrecognized tax benefits due to the lapse of the statute of limitations. For the year ended December 31, 2010, Other primarily reflects $169,000 for the change in tax benefit from accumulated state net operating losses and $39,000 for the reduction in unrecognized tax benefits due to the lapse of the statute of limitations.

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforward	$1,622	$3,025
Deferred rent	4,393	5,001
Business tax credits	6,811	5,794
Organizational and preopening costs	58	68
Impairment of assets	3,069	3,695
Stock-based compensation	265	402
Accrued expenses	—	430
Property and equipment	(2,142)	(2,585)
Accelerated tax depreciation	2,495	1,820
Other	212	157
Net deferred tax assets	16,783	17,807
Valuation allowance	(16,783)	(17,807)
Total	$—	$—

The valuation allowance decreased by $1,024,000 and $116,000 at December 31, 2012 and 2011, respectively.  In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on historical operating losses, we maintain a full valuation allowance until realization of deferred tax assets is more likely than not.

At December 31, 2012, we have approximately $2,743,000 and $19,779,000 in federal and state net operating loss carryforwards, respectively, which begin expiring in 2028 for federal income tax purposes and 2012 for state income tax purposes.  We also have federal business tax credit carryforwards of approximately $6,811,000 which begin expiring in 2021.  These credits are also subject to annual limitations due to ownership change rules under the Internal Revenue Code.

As of December 31, 2012 and 2011, we had $1,000 and $36,000 of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2012	2011
Beginning balance	$36	$101
Additions related to current year tax positions	—	—
Additions related to tax positions taken during the prior period	—	—
Reductions related to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(35)	(65)
Ending balance	$1	$36

We recognize interest and penalties related to uncertain tax positions in income tax expense.  For the years ended December 31, 2012, 2011 and 2010, provision for income taxes includes $0, $4,000, and $10,000, respectively, in interest and penalties on unrecognized tax benefits.  We had $400 accrued for the payment of interest and penalties at December 31, 2012.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2008.

9.     Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01.  There were no shares of preferred stock that were issued or outstanding at December 31, 2012 or 2011.

Common Stock

Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5,000,000 of common stock.  We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock.  As of December 31, 2012, we have spent $3.0 million to purchase and retire 363,011 shares under the 2012 authorization.

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

Warrants

In 2009, we issued to the noteholders of the bridge loan three-year warrants, exercisable through March 6, 2012, to purchase 120,000 shares of our common stock at an aggregate exercise price per share of $2.29.  The exercise price was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance.  Warrants exercised during 2012, 2011 and 2009 totaled 100,000, 10,000 and 10,000, respectively.

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

We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012.  Any award granted earlier under the 2005 Plan will continue to be governed by the terms of that plan.  The 2012 Plan was approved by our shareholders in May 2012.  Upon effectiveness of the 2012 Plan, no further awards will be granted under the 2005 Plan, and the available share reserve under the 2005 Plan has been added to the share reserve under the 2012 Plan.  The total shares of common stock reserved for issuance under the 2012 Plan totaled 2,200,000, of which 768,621  shares were available for grant as of December 31, 2012.

We account for stock-based compensation using the fair value recognition provisions.  Compensation expense is recognized ratably over the vesting term of the option. The following table presents information related to stock-based compensation (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock-based compensation	$398,000	$531,000	$474,000

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

	2012	2011	2010
Expected volatility	58.5%	59.9%	64.0%
Risk-free interest rate	0.6%	1.2%	1.6%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.6	3.6	3.6
Weighted average fair value per option granted	$2.87	$2.57	$1.63

Activity during 2012, 2011, and 2010 under our stock award plans was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2009	854,856	$7.67
Granted	243,750	3.44
Forfeited	(185,150)	9.53
Exercised	(28,650)	2.38
Outstanding options at December 31, 2010	884,806	6.28
Granted	485,750	5.80
Forfeited	(252,450)	8.55
Exercised	(217,125)	3.18
Outstanding options at December 31, 2011	900,981	6.13
Granted	402,800	6.66
Forfeited	(350,500)	8.07
Exercised	(279,339)	4.55
Outstanding options at December 31, 2012	673,942	$6.09	3.3	$1,898,000

Exercisable at December 31, 2012	213,167	$5.85	2.2	$710,000

The intrinsic value of options exercised during 2012, 2011, and 2010 was $646,000, $632,000 and $30,000, respectively.  The total fair value of shares vested during 2012, 2011, and 2010 was $274,000, $510,000 and $398,000, respectively.  As of December 31, 2012, there was approximately $903,000 of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.4 years.

Information regarding options outstanding and exercisable at December 31, 2012 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.92	–	$ 4.99	186,450	2.3	$3.73	79,850	$3.13
$5.15	–	$ 7.65	442,075	4.6	$6.50	87,900	$5.50
$11.72	–	$11.79	45,417	0.1	$11.78	45,417	$11.78
			673,942	3.3	$6.09	213,167	$5.85

11.   Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents.  Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options.  We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses.  Matching contributions made during 2012, 2011, and 2010 were $174,000, $167,000, and $142,000, respectively.

Employee Stock Purchase Plan

During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) and reserved 425,000 shares of common stock for issuance thereunder.  The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period.  The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95% of the fair market value of common stock on the last day of the applicable offering period.  During 2012, 2011, and 2010, 4,948 shares, 6,799 shares and 11,450 shares, respectively, were purchased under the ESPP.

12.   Commitments and Contingencies

Leases

We lease our restaurant locations under operating leases having terms expiring from 2013 to 2029.  The leases typically include renewal clauses of five years exercisable at the option of our company and rent escalation clauses stipulating specific rent increases.  We record deferred rent to recognize rent evenly over the lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement.  The leases typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs.  We also lease office facilities and certain equipment under operating lease agreements.

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Straight-line minimum base rent	$5,992	$6,236	$6,218
Contingent rent	128	159	39
Total rent	$6,120	$6,395	$6,257

As of December 31, 2012, future minimum lease payments under operating leases, excluding unexercised renewal options periods, were as follows (in thousands):

2013	$6,421
2014	6,002
2015	5,627
2016	5,677
2017	4,390
Thereafter	15,932
Total minimum lease payments	$44,049

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

Sugar Land Lease Termination Costs

During the third quarter of 2011, we closed our Sugar Land restaurant and recognized $618,000 associated with estimated lease termination costs.  These costs were included in accrued expenses on our December 31, 2011 consolidated balance sheet.  On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages.  In September 2012, we entered into a mediated settlement agreement with Sugar Land Mall, LLC, pursuant to which we agreed to pay $950,000 and recognized the incremental lease termination costs and related attorney fees in the third quarter of 2012.  These charges were included in Loss from Discontinued Operations in our consolidated statements of comprehensive income (loss).

13.  Selected Quarterly Financial Data (Unaudited)

Summarized quarterly unaudited financial data for 2012 and 2011 is as follows (in thousands, except per share data):

	2012
	March 31	June 30	September 30	December 31
Restaurant sales	$24,155	$24,992	$23,887	$22,987
Income from continuing operations	1,184	1,814	1,370	884
Loss from discontinued operations	—	(47)	(386)	(33)
Net income	1,184	1,767	984	851
Diluted net income per share (1)	$0.13	$0.20	$0.11	$0.10

	2011
	March 31	June 30	September 30	December 31
Restaurant sales	$22,242	$24,512	$23,838	$23,065
(Loss) income from continuing operations	(28)	860	735	747
Loss from discontinued operations	(64)	(78)	(146)	—
Net (loss) income	(92)	782	589	747
Diluted net (loss) income per share (1)	$(0.01)	$0.08	$0.06	$0.08

_____________

(1)	Net (loss) income per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.