Form 10-Q
period 2013-03-31
KONA GRILL INC
filed 2013-05-01
CIK 1265572

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Yes ☐      No ☒

As of April 30, 2013, there were 8,556,663 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

KONA GRILL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$8,318	$7,989
Investments	177	177
Receivables	272	286
Other current assets	1,196	1,134
Total current assets	9,963	9,586
Other assets	814	812
Property and equipment, net	27,837	28,927
Total assets	$38,614	$39,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,715	$1,851
Accrued expenses	5,446	6,526
Current portion of notes payable	167	165
Total current liabilities	7,328	8,542
Notes payable	162	205
Deferred rent	11,202	11,710
Total liabilities	18,692	20,457
Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,672,863 shares issued and 8,556,663 shares outstanding at March 31, 2013; 8,663,069 shares issued and 8,546,869 shares outstanding at December 31, 2012	87	87
Additional paid-in capital	53,355	53,305
Accumulated deficit	(32,520)	(33,524)
Treasury stock, at cost, 116,200 shares at March 31, 2013 and December 31, 2012	(1,000)	(1,000)
Total stockholders’ equity	19,922	18,868
Total liabilities and stockholders’ equity	$38,614	$39,325

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Restaurant sales	$23,496	$24,155
Costs and expenses:
Cost of sales	6,453	6,495
Labor	7,866	7,948
Occupancy	1,615	1,533
Restaurant operating expenses	3,171	3,376
General and administrative	1,875	2,084
Depreciation and amortization	1,429	1,463
Total costs and expenses	22,409	22,899
Income from operations	1,087	1,256
Interest expense, net	(3)	(12)
Income from operations before provision for income taxes	1,084	1,244
Provision for income taxes	80	60
Net income	$1,004	$1,184

Net income per share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

Weighted average shares used in computation:
Basic	8,543	8,802
Diluted	8,643	8,912

Comprehensive income	$1,004	$1,184

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net income	$1,004	$1,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,429	1,463
Stock-based compensation expense	143	103
Change in operating assets and liabilities:
Receivables	14	(218)
Other current assets	(62)	(18)
Accounts payable	(83)	(84)
Accrued expenses	(1,085)	(1,103)
Deferred rent	(508)	(281)
Net cash provided by operating activities	852	1,046

Investing activities
Purchase of property and equipment	(387)	(314)
(Decrease) increase in other assets	(2)	13
Net cash used in investing activities	(389)	(301)

Financing activities
Borrowings on term loan	—	500
Debt repayments	(41)	(145)
Fees paid for credit facility	—	(152)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	110	950
Purchase and retirement of common stock	(203)	(2,576)
Net cash used in financing activities	(134)	(1,423)

Net increase (decrease) in cash and cash equivalents	329	(678)
Cash and cash equivalents at the beginning of the period	7,989	6,327
Cash and cash equivalents at the end of the period	$8,318	$5,649

Supplemental disclosure of cash flow information
Cash paid for interest	$5	$13
Cash paid for income taxes, net of refunds	$28	$(4)

Noncash investing activities
Accounts payable and accruals related to property and equipment	$165	$153

 See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.     Basis of Presentation

 Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. We own and operate 23 restaurants in 16 states throughout the United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012.

2.    Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177
December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

3.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2013	2012
(In thousands, except per share data)
Numerator:
Net income	$1,004	$1,184

Denominator:
Weighted average shares — Basic	8,543	8,802
Effect of dilutive stock options	100	110
Weighted average shares — Diluted	8,643	8,912

Net income per share:
Basic	$0.12	$0.13
Diluted	$0.12	$0.13

For the three months ended March 31, 2013 and 2012, there were 374,000 and 787,000 stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4.     Accrued Expenses

Accrued expenses consisted of the following (in thousands):
	March 31, 2013	December 31, 2012
Accrued payroll	$2,180	$2,479
Gift cards	1,103	1,351
Sales taxes (1)	802	1,332
Business and income taxes	328	312
Accrued occupancy	341	328
Other	692	724
	$5,446	$6,526

(1)	The change in sales tax accrual primarily relates to a payment in January 2013 associated with a sales tax audit settlement which was accrued at December 31, 2012.

5.     Credit Facility

On February 8, 2012, we entered into loan agreements with Stearns Bank National Association (“Stearns”) for a term loan and a line of credit (collectively, the “Loans”).  The Loans are secured by commercial security agreements executed by us and each of our subsidiaries granting the lender a security interest in all of the consolidated assets of the Company.

 We obtained a term loan in the aggregate principal amount of $0.5 million (the “Term Loan”).  The Term Loan matures on February 7, 2015 and requires monthly principal and interest payments of $15,000.  Interest on the Term Loan is calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year.  Proceeds of the Term Loan were used to pay off the remaining balance of our equipment loans and to pay expenses associated with the Loans.  The outstanding balance on the Term Loan at March 31, 2013 was $329,000.

We also obtained a credit line to borrow up to an aggregate principal amount of $5.0 million (the “Credit Line”).  The final maturity date for all installments under the Credit Line is February 7, 2021.  Interest on the loans under the Credit Line will initially be 6.25% per year and will be adjusted each time the Index changes and on each such date, the interest rate will be equal to the greater of the Index plus 1% or 6.25% per year.  There is no non-usage fee associated with the Credit Line.  Borrowings under the Credit Line can be used for capital expenditures for existing and new restaurant units, provided that we match each disbursement dollar for dollar and the amount of any such disbursement does not exceed $1.5 million per location.

On July 24, 2012, we amended certain terms of the Credit Line with Stearns.  The amendment allows us to increase the aggregate principal amount under the Credit Line to $6.5 million from $5.0 million, under which we can borrow up to $2.5 million at the greater of 1% over the Index or 5.75% per year for our stock repurchase program.  The amendment also allows us to reduce the interest floor on the Credit Line from 6.25% to 4.95% per year on borrowings for restaurant remodeling and new construction projects.  We have not drawn any amounts to date under the Credit Line, and the entire $6.5 million balance was available at March 31, 2013.

Fees incurred for the Loans totaled $152,000.  Unamortized fees of $133,000 are included in other assets in the consolidated balance sheet at March 31, 2013, and such fees are being amortized over the life of the Loans.

The Loans also require us to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth ratio of equal to or less than 3:1.  We were in compliance with such covenants at March 31, 2013.

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

We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012.  Any award granted under the 2005 Plan will continue to be governed by the terms of that plan.  The 2012 Plan was approved by our shareholders in May 2012.  Upon effectiveness of the 2012 Plan, no further awards will be granted under the 2005 Plan, and the available share reserve under the 2005 Plan has been added to the share reserve under the 2012 Plan.  The total shares of common stock reserved for issuance under the 2012 Plan totaled 2,200,000, of which 568,813 shares were available for grant as of March 31, 2013.

The fair value of stock options granted during the three months ended March 31, 2013 and 2012 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2013	2012
Expected volatility	38.9%	58.6%
Risk-free interest rate	0.6%	0.5%
Expected option life (in years)	3.4	3.6
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.49	$2.79

The following table summarizes activity under our stock award plans for the three months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2012	673,942	$6.09
Granted	263,500	8.71
Forfeited	(63,692)	10.30
Exercised	(32,950)	3.10
Outstanding options at March 31, 2013	840,800	$6.71	3.8	$2,034,000
Exercisable at March 31, 2013	248,525	$5.04	2.9	$1,028,000

We recognized stock-based compensation expense of $143,000 and $103,000 during the three months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013, there was $1,340,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.9 years.

7.     Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5,000,000 of common stock.  We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock.  As of March 31, 2013, we have spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization.

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

9.     Subsequent Event

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank” and collectively with KeyBank, the “Lenders”). The Credit Facility replaces the existing $6.5 million credit facility with Stearns Bank.  The Credit Facility is secured by our personal property and assets.  Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility.

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent.  Payments on the Credit Facility will be interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity.  Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment.  The interest rate on the Credit Facility will be KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%.  We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter.

The Credit Facility also requires us to comply with certain covenants, including a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and b) a maximum leverage ratio of 4:1.

On April 19, 2013, we utilized existing cash to repay the outstanding balance on our term loan with Stearns Bank.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 contained in our 2012 Annual Report on Form 10-K.

Certain information included in this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, expectations, intentions and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that could cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2012 and other reports filed from time to time with the SEC.

Overview

We own and operate 23 restaurants located in 16 states.  We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete.  Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items.  Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests.  We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per guest, offers our guests an attractive price-value proposition.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors.  Customer traffic and sales patterns have shown improvement since 2010 as evidenced by our positive comparable restaurant sales from the fourth quarter of 2010 through the fourth quarter of 2012.  However, our same-store sales decreased 2.6% in the first quarter of 2013 after growing 8.7% in the prior year same period. Adverse weather conditions experienced during the first quarter of 2013 negatively impacted our comparable restaurant sales and we believe consumer sentiment amid continuing macroeconomic uncertainties also had a negative impact.  Additionally, there was one less day of sales in the first quarter of 2013 compared to the first quarter of 2012 due to leap day.  We believe improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

We continue to focus on growing sales while remaining disciplined with our costs.    Despite a very challenging and uncertain economic environment, inclement weather and the unfavorable calendar shift during the first quarter of 2013, the average unit volume of our comparable base restaurants was $1.0 million, or $145 per square foot compared to $1.1 million, or $149 per square foot in the first quarter of 2012.  Even with the year over year sales decrease, we generated restaurant operating profit of $4.4 million, or 18.7% as a percentage of sales, in the first quarter of 2013 compared to $4.8 million, or 19.9%, in the same quarter of last year.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales.  Our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness.  We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors.  We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit.  Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales.  The majority of our general and administrative costs are fixed costs.  We expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.  Our general and administrative expenses as a percentage of sales decreased to 8.0% for the quarter ended March 31, 2013, compared to 8.6% in the same quarter of last year.  However, we expect general and administrative costs to increase during 2013 as we make investments in real estate development, construction and operations to support our growth objectives.

We opened our last restaurant in October 2010.  Since that time, we have focused on increasing sales, improving restaurant-level operating margins and investing in infrastructure for future growth.  At the same time, we have engaged in a rigorous site evaluation process to identify sites for new restaurant openings in 2013 and beyond.  In December 2012, we signed a lease in Boise, Idaho.  In March 2013, we signed two new leases in Fort Worth and The Woodlands, Texas.  We currently expect to open the Boise location and a restaurant in the state of Texas in the fourth quarter of 2013.  Therefore, we expect to incur significant preopening expense during 2013, while revenues from the new restaurants, if opened in that time frame, would likely not be significant prior to 2014.  Accordingly, we expect the opening of these units to place downward pressure on our profitability during 2013. Although the actual preopening expenses depend upon numerous factors, historically our cash preopening expenses approximate $400,000 per location, and non-cash rent expense typically ranges from $50,000 to $100,000 per location.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular reporting period.

Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. Same-store sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount.  Menu price changes and the mix of menu items sold can affect the per person average check amount.  As of March 31, 2013 and December 31, 2012, there were 23 restaurants included in the comparable restaurant base.

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

Cost of Sales. Cost of sales consists of food and beverage costs and related delivery fees.

Labor. Labor includes all direct and indirect labor costs incurred in operations.

Occupancy. Occupancy includes all rent payments associated with the leasing of real estate, including base, percentage and straight-line rent, property taxes, and common area maintenance expense.  We record amortization of tenant improvement allowances as a reduction of occupancy expense over the lease term.

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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred, and we expect preopening expenses, which typically commence six to eight months prior to a restaurant opening, to be similar for each new restaurant opening. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment.

Interest Expense, net. Interest expense, net includes the cost of servicing our debt obligations, offset by interest earned on investment balances.

Provision for Income Taxes. Provision for income taxes represents amounts due for federal and state income taxes.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Change in restaurant sales	(2.7)%	8.6%
Same-store sales percentage change (1)	(2.6)%	8.7%
Average weekly sales – comparable restaurant base (2)	$79,785	$81,268
Average unit volume (in thousands) (2)	$1,026	$1,056
Sales per square foot (2)	$145	$149
Restaurant operating profit (in thousands) (3)	$4,391	$4,803
Restaurant operating profit as a percentage of sales (3)	18.7%	19.9%

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

	Three Months Ended March 31,
	2013	2012
(In thousands)
Restaurant sales	$23,496	$24,155
Costs and expenses
Cost of sales	6,453	6,495
Labor	7,866	7,948
Occupancy	1,615	1,533
Restaurant operating expenses	3,171	3,376
Restaurant operating profit	4,391	4,803
Deduct – other costs and expenses
General and administrative	1,875	2,084
Depreciation and amortization	1,429	1,463
Income from operations	$1,087	$1,256

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2013	2012
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	27.5	26.9
Labor	33.5	32.9
Occupancy	6.9	6.3
Restaurant operating expenses	13.5	14.0
Restaurant operating profit	18.7	19.9
Deduct – other costs and expenses
General and administrative	8.0	8.6
Depreciation and amortization	6.1	6.1
Income from operations	4.6%	5.2%

      Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended March 31,
	2013	2012

Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	27.5	26.9
Labor	33.5	32.9
Occupancy	6.9	6.3
Restaurant operating expenses	13.5	14.0
General and administrative	8.0	8.6
Depreciation and amortization	6.1	6.1
Total costs and expenses	95.4	94.8
Income from operations	4.6	5.2
Interest expense, net	(0.0)	(0.1)
Income from operations before provision for income taxes	4.6	5.1
Provision for income taxes	0.3	0.2
Net income	4.3%	4.9%

Certain amounts may not sum due to rounding.

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Restaurant Sales.  Restaurant sales decreased $0.7 million, or 2.7% to $23.5 million during the first quarter of 2013 from $24.2 million in the first quarter of 2012. The sales shortfall is attributable to a 2.6% decrease in comparable restaurant sales.  Adverse weather conditions resulted in storm related restaurant closures and reduced guest traffic in our outdoor patios.  We also believe cautious consumer sentiment adversely affected guest traffic.  Further, the 2012 period contained an extra day due to the leap year.

Cost of Sales.  Cost of sales remained flat at $6.5 million in the first quarter of 2013 and 2012.  Cost of sales as a percentage of restaurant sales increased 0.6% to 27.5% from 26.9% mainly due to increased wine cost associated with our promotional offerings coupled with produce pricing pressure from inclement weather.  The increases were partially offset by lower seafood cost resulting from our increased focus on sourcing of certain key commodities.

Labor.  Labor costs for our restaurants were constant at $7.9 million.  Labor expenses as a percentage of restaurant sales increased 0.6% to 33.5% in the first quarter of 2013 from 32.9% in the prior year period. The increase in labor costs as a percentage of restaurant sales reflects the impact of sales deleverage on our fixed management wages and hourly labor expenses.  Higher worker compensation costs during the first quarter of 2013 also contributed to the higher labor cost as a percentage of restaurant sales.

Occupancy.  Occupancy expenses increased $0.1 million, or 5.4% to $1.6 million during the first quarter of 2013 from $1.5 million during the first quarter of 2012. The higher occupancy expenses are primarily associated with higher common area maintenance charges and the lower benefit of tenant allowance amortization at certain restaurant locations as lease options are exercised. Occupancy expenses as a percentage of restaurant sales increased 0.6% to 6.9% compared to 6.3% during the first quarter of 2012, reflecting the deleverage of the fixed portion of these costs on softer sales volume.

Restaurant Operating Expenses.  Restaurant operating expenses decreased $0.2 million, or 6.1% to $3.2 million during the first quarter of 2013 from $3.4 million during the same prior year period.  Restaurant operating expenses as a percentage of restaurant sales of 13.5% improved 0.5% during the period from 14.0% during the first quarter of 2012, driven primarily by lower expenses for marketing and printing associated with improved management of these expenses.  We also incurred remodel costs for one restaurant in the first quarter of 2012.

General and Administrative.  General and administrative expenses decreased $0.2 million, or 10.0% to $1.9 million for the first quarter of 2013 compared to the first quarter of 2012.  General and administrative expenses decreased as a percentage of sales by 0.6% to 8.0% in the first quarter of 2013.  The decrease in general and administrative expenses in absolute dollars and as a percentage of sales is primarily attributable to lower legal and professional fees in the first quarter of 2013 along with a shift in the timing of our annual general manager and executive chef conference which occurred in the first quarter last year.

Depreciation and Amortization.  Depreciation and amortization expense was $1.4 million and $1.5 million in the first quarter of 2013 and 2012, respectively.  Depreciation and amortization expense as a percentage of restaurant sales remained flat at 6.1%.

Provision for Income Taxes.  During the first quarter of 2013 and 2012, we recorded a provision for income taxes of $80,000 and $60,000, respectively.  The year over year increase in the provision is attributable to federal and state taxes on our projected income for the year as we expect to generate taxable income in excess of our federal and state net operating loss carryforwards.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	March 31, 2013	December 31, 2012
Cash and short-term investments	$8,495	$8,166
Net working capital	$2,635	$1,044

	Three Months Ended March 31,
	2013	2012
Cash provided by operating activities	$852	$1,046
Capital expenditures	$387	$314

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

In December 2012, we signed a lease in Boise, Idaho.  In March 2013, we signed two new leases in Fort Worth and The Woodlands, Texas.  We currently expect to open two new restaurants, including the Boise location and another location in the state of Texas, and to remodel certain existing locations in 2013.  Therefore, we expect a significant increase in capital expenditures in 2013 resulting from the construction and remodel of these restaurants.

Our current operations generate sufficient cash flow to fund operations and general and administrative costs.  We believe existing cash and short-term investments of $8.5 million, the ability to draw on our $20 million credit facility and cash flow from operations will be sufficient to fund development of new restaurants and planned remodels of existing restaurants.  Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants.  As of March 31, 2013, we had working capital of $2.6 million, a $1.5 million improvement from December 31, 2012.  Our ability to generate higher cash flow from operations and cost containment efforts throughout recent periods have been instrumental in reducing the working capital deficit experienced in prior years.

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

Credit Facilities

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank” collectively with Key Bank, the “Lenders”).  The Credit Facility replaces the existing $6.5 million credit facility with Stearns Bank.  The Credit Facility is secured by our personal property and assets.  Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility.

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent.  Payments on the Credit Facility will be interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity.  Prepayment is permitted, at our option, any time without penalty, subject to certain restrictions on the order of repayment or prepayment. The interest rate on the Credit Facility will be KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%.  We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1.

On February 8, 2012, we entered into loan agreements with Stearns Bank for a $0.5 million Term Loan.  Interest on the Term Loan was calculated at the greater of 1% over the Wall Street Journal Prime Rate (the “Index”) or 5.75% per year.  The outstanding balance on the Term Loan at March 31, 2013 was $329,000 and was subsequently repaid in connection with entering into the Credit Facility.

 In conjunction with the Term Loan, we also obtained from Stearns Bank a $5.0 million Credit Line.  On July 24, 2012, we amended certain terms of the Credit Line and increased total borrowing capacity to $6.5 million.  Interest on borrowings for restaurant remodeling and new construction projects was 4.95% per year and we did not have any borrowings under the Credit Line prior to its termination.

Fees incurred for the Term Loan and the Credit Line totaled $152,000 and unamortized fees at March 31, 2013 were $133,000.  We are required to comply with certain covenants, including (a) a fixed charge coverage ratio greater than 1.25, (b) a maximum Interest Bearing Debt/EBITDA ratio of 3:1 and (c) a debt to tangible net worth ratio of equal to or less than 3:1.  We were in compliance with such covenants at March 31, 2013.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2013	2012
Net cash provided by (used in):
Operating activities	$852	$1,046
Investing activities	(389)	(301)
Financing activities	(134)	(1,423)
Net increase (decrease) in cash and cash equivalents	$329	$(678)

Operating Activities.  Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $0.9 million of net cash during the first three months of 2013. The net decrease in cash from operating activities for the first three months of 2013 in comparison to the prior year quarter is primarily attributable to lower earnings year over year.

Investing Activities. Capital expenditures for the three months ended March 31, 2013 were $0.4 million, primarily associated with maintenance capital expenditures for our existing restaurants and architecture and design costs associated with our new planned restaurants.   Capital expenditures for the three months ended March 31, 2012 were $0.3 million, primarily attributable to remodeling costs for an existing restaurant.

Financing Activities.  Net cash used in financing activities during the first quarter of 2013 totaled $0.1 million, consisting mainly of $0.2 million for the purchase and retirement of our common stock under the May 2012 authorization, partially offsetting $0.1 million in proceeds from employee stock option exercises.  Net cash used in financing activities during the first quarter of 2012 totaled $1.4 million, consisting of $2.6 million in stock repurchases under our November 2011 authorization and a $0.1 million payoff of our existing equipment loans.  We also paid $0.2 million in fees in conjunction with the credit facility.  Cash receipts from financing activities during the first quarter of 2012 consisted of $0.5 million from term loan borrowings and $1.0 million in proceeds from stock option and warrant exercises and employee stock plan purchases.

Critical Accounting Policies

Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective, or complex judgments.  Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 1A.  Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2012. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

In May 2012, our Board of Directors authorized a stock repurchase and retirement program under which we are authorized to repurchase up to $5.0 million of common stock in the open market, pursuant to Rule 10b5-1 trading plans or in private transactions at prevailing market prices.  Previously, in February 2012 we had completed the November 2011 stock repurchase and retirement program under which we purchased and retired 858,663 shares at an average cost of $5.82 per share.  Additionally, during 2012 we purchased and retired 363,011 shares at an average cost of $8.15 per share under the 2012 authorization.  During the first quarter of 2013, we made the following purchases at a total cost of $203,000:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2013	14,698	$8.43	14,698	$1,916,675
February 2013	8,400	8.45	8,400	1,845,675
March 2013	1,000	8.53	1,000	1,837,143
Total	24,098	$8.44	24,098

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (iv) the notes to the Unaudited Consolidated Financial Statements.

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

Date:  May 1, 2013