Form 10-Q
period 2013-06-30
KONA GRILL INC
filed 2013-08-02
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

         As of July 31, 2013, there were 8,581,249 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$10,162	$7,989
Investments	177	177
Receivables	12	286
Other current assets	1,479	1,134
Total current assets	11,830	9,586
Other assets	1,068	812
Property and equipment, net	27,531	28,927
Total assets	$40,429	$39,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,958	$1,851
Accrued expenses	5,934	6,526
Current portion of notes payable	—	165
Total current liabilities	7,892	8,542
Notes payable	—	205
Deferred rent	10,752	11,710
Total liabilities	18,644	20,457

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,697,449 shares issued and 8,581,249 shares outstanding at June 30, 2013; 8,663,069 shares issued and 8,546,869 shares outstanding at December 31, 2012	87	87
Additional paid-in capital	53,661	53,305
Accumulated deficit	(30,963)	(33,524)
Treasury stock, at cost, 116,200 shares at June 30, 2013 and December 31, 2012	(1,000)	(1,000)
Total stockholders’ equity	21,785	18,868
Total liabilities and stockholders’ equity	$40,429	$39,325

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Restaurant sales	$25,796	$24,992	$49,292	$49,147
Costs and expenses:
Cost of sales	6,968	6,814	13,421	13,309
Labor	8,408	8,211	16,274	16,159
Occupancy	1,697	1,548	3,312	3,081
Restaurant operating expenses	3,401	3,562	6,572	6,938
General and administrative	2,010	1,521	3,885	3,605
Preopening expense	41	—	41	—
Depreciation and amortization	1,412	1,455	2,841	2,918
Total costs and expenses	23,937	23,111	46,346	46,010
Income from operations	1,859	1,881	2,946	3,137
Nonoperating income (expense):
Write off of deferred financing costs	(66)	—	(66)	—
Interest expense, net	(41)	(7)	(44)	(19)

Income from continuing operations before provision for income taxes	1,752	1,874	2,836	3,118
Provision for income taxes	195	60	275	120
Income from continuing operations	1,557	1,814	2,561	2,998
Loss from discontinued operations, net of tax	—	(47)	—	(47)
Net income	$1,557	$1,767	$2,561	$2,951

Net income per share – Basic and Diluted:
Income from continuing operations	$0.18	$0.21	$0.30	$0.34
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)
Net income	$0.18	$0.20	$0.30	$0.33

Weighted average shares used in computation:
Basic	8,567	8,815	8,555	8,809
Diluted	8,692	8,903	8,672	8,937

Comprehensive income	$1,557	$1,767	$2,561	$2,951

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net income	$2,561	$2,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,841	2,918
Stock-based compensation expense	288	197
Excess income tax benefits from stock option exercises	(75)	—
Loss on disposal of assets	—	1
Amortization of deferred financing costs	26	7
Write off of deferred financing costs	66	—
Change in operating assets and liabilities:
Receivables	274	(147)
Other current assets	(345)	75
Accounts payable	(126)	307
Accrued expenses	(466)	(1,288)
Deferred rent	(958)	(827)
Net cash provided by operating activities	4,086	4,194

Investing activities
Purchase of property and equipment	(1,262)	(667)
Decrease in other assets	7	12
Net cash used in investing activities	(1,255)	(655)

Financing activities
Borrowings on term loan	—	500
Debt repayments	(370)	(184)
Fees paid for credit facility	(356)	(152)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	196	1,461
Excess income tax benefits from stock option exercises	75	—
Purchase and retirement of common stock	(203)	(3,334)
Net cash used in financing activities	(658)	(1,709)

Net increase in cash and cash equivalents	2,173	1,830
Cash and cash equivalents at the beginning of the period	7,989	6,327
Cash and cash equivalents at the end of the period	$10,162	$8,157

Supplemental disclosure of cash flow information
Cash paid for interest	$6	$13
Cash paid for taxes, net of refunds	$70	$57

Noncash investing activities
Accounts payable and accruals related to property and equipment	$397	$61

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. We own and operate 23 restaurants in 16 states throughout the United States. We plan to open two new restaurants during 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The following tables present information about our assets measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

3.	Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$1,557	$1,814	$2,561	$2,998
Loss from discontinued operations, net of tax	—	(47)	—	(47)
Net income	$1,557	$1,767	$2,561	$2,951

Denominator:
Weighted average shares — Basic	8,567	8,815	8,555	8,809
Effect of dilutive stock options	125	88	117	128
Weighted average shares — Diluted	8,692	8,903	8,672	8,937

Basic and diluted net income per share:
Income from continuing operations	$0.18	$0.21	$0.30	$0.34
Loss from discontinued operations, net of tax	—	(0.01)	—	(0.01)
Net income	$0.18	$0.20	$0.30	$0.33

For the three months ended June 30, 2013 and 2012, there were 183,000 and 422,000, respectively, and for the six months ended June 30, 2013 and 2012, there were 370,000 and 759,000, respectively, stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued payroll	$2,677	$2,479
Gift cards	1,016	1,351
Sales taxes (1)	743	1,332
Business and income taxes	495	312
Accrued occupancy	359	328
Other	644	724
	$5,934	$6,526

(1)	The change in sales tax accrual primarily relates to a payment in January 2013 associated with a sales tax audit settlement which was accrued at December 31, 2012.

5.	Credit Facility

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank” collectively with Key Bank, the “Lenders”). The Credit Facility replaced the prior $6.5 million credit facility with Stearns Bank. The Credit Facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility. We did not have any borrowings under the Credit Facility at June 30, 2013.

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. Payments on the Credit Facility will be interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $20,000 in interest expense during the second quarter of 2013.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. We were in compliance with such covenants at June 30, 2013.

Fees incurred for the Credit Facility totaled $356,000. Unamortized fees of $338,000 are included in other assets in the consolidated balance sheet at June 30, 2013, and such fees are being amortized over the life of the Credit Facility and included in interest expense. For the quarter ended June 30, 2013, loan fee amortization included in interest expense was $18,000.

Prior to closing on the Credit Facility, we had loan agreements with Stearns Bank for a $0.5 million Term Loan and a $6.5 million Credit Line. Interest on the Term Loan was calculated at the greater of 1% over the Wall Street Journal Prime Rate or 5.75% per year. We did not have any borrowings under the Credit Line prior to its termination in April 2013. We utilized existing cash to pay off the outstanding balance on the Term Loan on April 19, 2013 and wrote off $66,000 in deferred financing costs related to the prior loan agreements during the second quarter of 2013.

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

We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012. The 2012 Plan was approved by our shareholders in May 2012. Any award granted under the 2005 Plan continues to be governed by the terms of that plan. However, no further awards were granted under the 2005 Plan, and the available share reserve under the 2005 Plan was added to the share reserve under the 2012 Plan. The total shares of common stock reserved for issuance under the 2012 Plan totaled 2,200,000, of which 578,863 shares were available for grant as of June 30, 2013.

The fair value of stock options granted during the six months ended June 30, 2013 and 2012 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2013	2012
Expected volatility	38.9%	58.5%
Risk-free interest rate	0.6%	0.6%
Expected option life (in years)	3.4	3.6
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.49	$2.87

The following table summarizes activity under our stock award plans for the six months ended June 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding options at December31, 2012	673,942	$6.09
Granted	263,500	8.71
Forfeited	(73,742)	9.89
Exercised	(56,875)	3.17
Outstanding options at June 30, 2013	806,825	$6.81	3.6	$3,964,766
Exercisable at June 30, 2013	266,675	$5.62	3.1	$1,637,806

We recognized stock-based compensation expense of $146,000 and $94,000 during the three months ended June 30, 2013 and 2012, respectively, and $288,000 and $197,000 for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $1,194,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.7 years.

8.	Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5,000,000 of common stock. We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock. As of June 30, 2013, we have spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization, with $203,000 of stock purchases during the six months ended June 30, 2013.

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

Overview

We own and operate 23 restaurants located in 16 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per guest, offer our guests an attractive price-value proposition.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Customer traffic and sales patterns have shown improvement since 2010 as evidenced by our positive comparable restaurant sales from the fourth quarter of 2010 through the fourth quarter of 2012. Our same-store sales increased 2.5% in the second quarter of 2013 compared to 2.3% same-store sales growth in the second quarter of 2012. The increase in same-store sales in the second quarter of 2013 was primarily attributable to a higher average guest check resulting from our menu price increase at the end of the first quarter. We believe consumer sentiment continues to remain cautious amid continuing macroeconomic uncertainties, as evidenced by the modest guest traffic growth year over year. We also believe improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

We continue to focus on growing sales while remaining disciplined with our costs. The average unit volume of our comparable base restaurants was $1.1 million, or $153 per square foot in the second quarter of 2013 compared to $1.1 million, or $149 per square foot in the second quarter of 2012. We generated restaurant operating profit of $5.3 million, or 20.6% as a percentage of restaurant sales, in the second quarter of 2013 compared to $4.9 million, or 19.4%, in the same quarter of last year.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales. The majority of our general and administrative costs are fixed costs. We expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes. Our general and administrative expenses as a percentage of sales increased to 7.8% for the quarter ended June 30, 2013, compared to 6.1% in the same quarter of last year, driven mainly by higher staffing and support cost for our growth initiatives as well as a reversal of severance charges in the 2012 period associated with a former executive officer. We expect general and administrative costs to increase during the remainder of 2013 as we continue to make investments in real estate development, construction and operations to support our growth objectives.

We opened our last restaurant in October 2010. Since that time, we have focused on increasing sales, improving restaurant-level operating margins and investing in infrastructure for future growth. At the same time, we have engaged in a rigorous site evaluation process to identify sites for new restaurant openings in 2013 and beyond. In December 2012, we signed a lease in Boise, Idaho. In March 2013, we signed two new leases in Fort Worth and The Woodlands, Texas. We currently expect to open the Boise location and The Woodlands restaurant in the fourth quarter of 2013. Therefore, we expect to incur significant preopening expense during the second half of 2013, while revenues from the new restaurants, if opened in that time frame, would likely not be significant prior to 2014. Accordingly, we expect the opening of these units to place downward pressure on our profitability during 2013. Although the actual preopening expenses depend upon numerous factors, historically our cash preopening expenses approximate $400,000 per location, and non-cash preopening rent expense typically ranges from $50,000 to $100,000 per location.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular reporting period.

Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. Same-store sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount. As of June 30, 2013 and December 31, 2012, there were 23 restaurants included in the comparable restaurant base.

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

General and Administrative. General and administrative includes all corporate and administrative functions that support operations and provide infrastructure to facilitate our future growth. Components of this category include management and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, training, corporate rent, professional and consulting fees, and corporate insurance costs.

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred, and we expect preopening expenses, which typically commence approximately six months prior to a restaurant opening, to be similar for each new restaurant opening. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment.

Write off of Deferred Financing Costs. Write off of deferred financing costs consists of the charge taken for deferred loan fees associated with our previous credit facility.

Interest Expense, net. Interest expense consists of the cost of servicing our debt obligations, the amortization of debt issuance costs and commitment fees on the line of credit. Interest expense is offset by interest earned on investment balances.

Provision for Income Taxes. Provision for income taxes represents amounts due for federal and state income taxes.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restaurant sales growth	3.2%	2.0%	0.3%	5.1%
Same-store sales percentage change (1)	2.5%	2.3%	(0.1)%	5.5%
Average weekly sales – comparable restaurant base (2)	$85,350	$83,309	$83,933	$84,007
Average unit volume (in thousands) (2)	$1,077	$1,051	$2,103	$2,105
Sales per square foot (2)	$153	$149	$298	$298
Restaurant operating profit (in thousands) (3)	$5,322	$4,857	$9,713	$9,660
Restaurant operating profit as a percentage of sales (3)	20.6%	19.4%	19.7%	19.6%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Restaurant sales	$25,796	$24,992	$49,292	$49,147
Costs and expenses:
Cost of sales	6,968	6,814	13,421	13,309
Labor	8,408	8,211	16,274	16,159
Occupancy	1,697	1,548	3,312	3,081
Restaurant operating expenses	3,401	3,562	6,572	6,938
Restaurant operating profit	5,322	4,857	9,713	9,660
Deduct – other costs and expenses
General and administrative	2,010	1,521	3,885	3,605
Preopening expense	41	—	41	—
Depreciation and amortization	1,412	1,455	2,841	2,918
Income from operations	$1,859	$1,881	$2,946	$3,137

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.0	27.3	27.2	27.1
Labor	32.6	32.9	33.0	32.9
Occupancy	6.6	6.2	6.7	6.3
Restaurant operating expenses	13.2	14.3	13.3	14.1
Restaurant operating profit	20.6	19.4	19.7	19.6
Deduct – other costs and expenses
General and administrative	7.8	6.1	7.9	7.3
Preopening expense	0.2	0.0	0.1	0.0
Depreciation and amortization	5.5	5.8	5.8	5.9
Income from operations	7.2%	7.5%	6.0%	6.4%

Certain percentage amounts may not sum to total due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.0	27.3	27.2	27.1
Labor	32.6	32.9	33.0	32.9
Occupancy	6.6	6.2	6.7	6.3
Restaurant operating expenses	13.2	14.3	13.3	14.1
General and administrative	7.8	6.1	7.9	7.3
Preopening expense	0.2	0.0	0.1	0.0
Depreciation and amortization	5.5	5.8	5.8	5.9
Total costs and expenses	92.8	92.5	94.0	93.6
Income from operations	7.2	7.5	6.0	6.4
Nonoperating income (expense):
Write off of deferred financing costs	0.3	0.0	0.1	0.0
Interest expense, net	0.2	0.0	0.1	0.0
Income from continuing operations before provision for income taxes	6.8	7.5	5.8	6.4
Provision for income taxes	0.8	0.2	0.6	0.2
Income from continuing operations	6.0	7.3	5.2	6.2
Loss from discontinued operations	0.0	0.2	0.0	0.1
Net income	6.0%	7.1%	5.2%	6.0%

Certain percentage amounts may not sum to total due to rounding.

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Restaurant Sales. Restaurant sales increased $0.8 million, or 3.2% to $25.8 million during the second quarter of 2013 from $25.0 million in the second quarter of 2012. Comparable restaurant sales growth year over year is 2.5%, driven mainly by higher average guest check as a result of a 3.0% menu price increase implemented in March 2013. Guest traffic increased slightly over the same period in the prior year.

Cost of Sales. Cost of sales increased $0.2 million, or 2.3% to $7.0 million during the second quarter of 2013 compared to $6.8 million during the prior year period. The increase is attributable to the higher sales volumes. Cost of sales as a percentage of restaurant sales decreased 0.3% to 27.0% from 27.3%, reflecting an improvement in seafood costs and the menu price increase taken at the end of March, partially offset by lower wine margins and higher produce costs.

Labor. Labor costs for our restaurants increased $0.2 million, or 2.4% to $8.4 million during the second quarter of 2013 compared to $8.2 million in the prior year quarter. The higher labor costs were attributable to increased labor dollars as well as higher medical and worker compensation costs year over year. Labor expenses as a percentage of restaurant sales decreased 0.3% to 32.6% during the second quarter of 2013 from 32.9% in the second quarter of 2012 due to leverage of hourly wages from increased sales.

Occupancy. Occupancy expenses increased $0.2 million, or 9.5% to $1.7 million during the second quarter of 2013 from $1.5 million during the same quarter in 2012. The higher occupancy expenses are primarily associated with higher common area maintenance charges and the lower benefit of tenant allowance amortization at certain restaurant locations as lease options were exercised. Occupancy expenses as a percentage of restaurant sales increased 0.4% to 6.6% compared to 6.2% during the second quarter of 2012, reflecting the lower benefit of tenant allowance amortization.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.2 million, or 4.5% to $3.4 million during the second quarter of 2013 from $3.6 million during the same prior year period. Restaurant operating expenses as a percentage of restaurant sales of 13.2% improved 1.1% during the period from 14.3% during the second quarter of 2012, driven primarily by improved management of expenses for marketing, training, travel, printing and smallwares.

General and Administrative. General and administrative expenses increased by $0.5 million, or 32.2% to $2.0 million from $1.5 million year over year. General and administrative expenses increased as a percentage of sales by 1.7% to 7.8% in the second quarter of 2013 from 6.1% in the prior year period. The year over year increase is attributable to higher salaries and benefits associated with increased staffing to support our growth strategy, higher travel and legal costs associated with increased real estate development and lease-related activities, increased stock compensation expense as well as a shift in the timing of our annual general manager and executive chef conference. The increase in general and administrative expenses also reflects the reversal of severance charges associated with a former executive officer in the 2012 period.

Preopening Expense. Preopening expense was minimal during the second quarter of 2013. We expect higher preopening expense in the second half of the year as we plan to open two new restaurants in the fourth quarter of 2013.

Depreciation and Amortization. Depreciation and amortization expense was $1.4 million and $1.5 million in the second quarter of 2013 and 2012, respectively. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.3% to 5.5% during the second quarter of 2013 from 5.8% during the prior year period reflecting leverage of these fixed costs from higher average weekly sales and lower depreciation as a result of assets that were fully depreciated in the current period.

Write off of Deferred Financing Costs. In April 2013, we entered into a $20 million credit facility with KeyBank and Stearns Bank. We paid off the outstanding term loan balance with cash on hand and terminated the existing $6.5 million credit facility. In conjunction with this transaction, we wrote off $66,000 in deferred loan fees related to the prior loan agreements in the second quarter of 2013.

Interest Expense. Interest expense increased in the second quarter of 2013 as compared to the prior year quarter. The increase is attributable to the amortization of deferred loan fees and the commitment fees associated with the new credit facility.

Discontinued Operations. Discontinued operations represent the lease termination and legal costs attributable to a restaurant closed in 2011. Our loss from discontinued operations was $47,000 in the second quarter of 2012. All outstanding lease termination obligations were subsequently settled in the third quarter of 2012.

Provision for Income Taxes. During the second quarter of 2013 and 2012, we recorded a provision for income taxes of $195,000 and $60,000, respectively. The year over year increase in the provision is attributable to federal and state taxes on our projected income for the year as we expect to generate taxable income in excess of our federal and state net operating loss carryforwards.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Restaurant Sales. Restaurant sales increased slightly to $49.3 million during the first half of 2013 from $49.1 million in the first half of 2012 while our comparable restaurant sales remained essentially flat year over year. Our average guest check increase of 1.7%, mainly as a result of a 3.0% menu price increase implemented at the end of March 2013, was partially offset by a guest traffic decline of 1.3% year over year.

Cost of Sales. Cost of sales increased $0.1 million, or 0.8% to $13.4 million during the first half of 2013 compared to $13.3 million during the same period in the prior year. As a percentage of restaurant sales, cost of sales was 27.2% compared to 27.1% during the same prior year period. Higher wine cost associated with our promotional offerings coupled with produce pricing pressure more than offset the benefits of lower seafood cost associated with our commodity sourcing management.

Labor. Labor costs in the first half of 2013 grew 0.7% to $16.3 million compared to $16.2 million in the comparable prior year period. The increase relates to higher management wages, medical and worker compensation costs year over year. Labor expenses as a percentage of restaurant sales were 33.0% compared to 32.9% in the first half of 2012.

Occupancy. Occupancy expenses increased $0.2 million, or 7.5% to $3.3 million in 2013 year to date from $3.1 million during the first half of 2012. The increase is primarily associated with higher common area maintenance charges and the lower benefit of tenant allowance amortization at certain restaurant locations as lease options were exercised. Occupancy expenses as a percentage of restaurant sales increased 0.4% to 6.7% in 2013 compared to 6.3% in the prior year.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.3 million, or 5.3%, to $6.6 million during the first half of 2013 compared to $6.9 million in the same period in 2012, driven by lower marketing, training and travel, printing and remodeling expenses as no restaurants have been remodeled in 2013. Restaurant operating expenses as a percentage of restaurant sales also decreased 0.8% to 13.3% during the period compared to 14.1% during the first half of 2012.

General and Administrative. General and administrative expenses increased by $0.3 million, or 7.8% to $3.9 million from $3.6 million year over year. General and administrative expenses increased as a percentage of sales by 0.6% to 7.9% in the first half of 2013 compared to 7.3% in the first half of 2012. The year over year increase is mainly attributable to higher salaries, travel and benefits associated with increased staffing to support our growth strategy and the reversal of severance charges associated with a former executive officer in the 2012 period.

Preopening Expense. Preopening expense was minimal in the first half of 2013. We expect to open two new restaurants in the fourth quarter of 2013. We did not open any new restaurants in 2012.

Depreciation and Amortization. Depreciation and amortization expense decreased 2.6% to $2.8 million in 2013 year to date from $2.9 million in the prior year. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.1% to 5.8% during the first half of 2013 from 5.9% during the prior year period.

Write off of Deferred Financing Costs. In April 2013, we entered into a $20 million credit facility with KeyBank and Stearns Bank. We paid off the outstanding term loan balance with cash on hand and terminated the existing $6.5 million credit facility. In conjunction with this transaction, we wrote off $66,000 in deferred loan fees related to the prior loan agreements in the second quarter of 2013.

Interest Expense. Interest expense increased in the second half of 2013 as compared to the prior year period. The increase is attributable to the amortization of deferred loan fees and the commitment fees associated with the new credit facility.

Discontinued Operations. Discontinued operations represent lease termination and legal costs attributable to a restaurant closed in 2011. Our loss from discontinued operations was $47,000 in the first half of 2012. All outstanding lease termination obligations were subsequently settled in the third quarter of 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $275,000 and $120,000, respectively, in 2013 and 2012 year to date. The year over year increase in the provision is attributable to federal and state taxes on our projected income for the year as we expect to generate taxable income in excess of our federal and state net operating loss carryforwards.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30, 2013	December 31, 2012
Cash and short-term investments	$10,339	$8,166
Net working capital	$3,938	$1,044

	Six Months Ended June 30,
	2013	2012
Cash provided by operating activities	$4,086	$4,194
Capital expenditures	$1,262	$667

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

In December 2012, we signed a lease in Boise, Idaho. In March 2013, we signed two new leases in Fort Worth and The Woodlands, Texas. We currently expect to open two new restaurants, including the Boise and The Woodlands locations and to remodel certain existing locations in 2013. Therefore, we have incurred, and expect to continue to incur, a significant increase in capital expenditures in 2013 resulting from the construction and remodel of these restaurants.

Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $10.3 million, the ability to draw on our $20 million credit facility and cash flow from operations will be sufficient to fund development of new restaurants and planned remodels of existing restaurants. Any reduction of our cash flow from operations may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. As of June 30, 2013, we had working capital of $3.9 million, a $2.9 million improvement from December 31, 2012. Our ability to generate higher cash flow from operations and cost containment efforts throughout recent periods has been instrumental in improving our working capital position.

Credit Facility

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank” collectively with Key Bank, the “Lenders”). The Credit Facility replaced the prior $6.5 million credit facility with Stearns Bank. The Credit Facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility. We did not have any outstanding borrowings under the Credit Facility at June 30, 2013.

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. Payments on the Credit Facility will be interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $20,000 in interest expense during the second quarter of 2013.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. We were in compliance with such covenants at June 30, 2013.

Fees incurred for the Credit Facility totaled $356,000. Unamortized fees of $338,000 are included in other assets in the consolidated balance sheet at June 30, 2013, and such fees are being amortized over the life of the Credit Facility and included in interest expense. For the quarter ended June 30, 2013, loan fee amortization included in interest expense was $18,000.

Prior to closing on the Credit Facility, we had loan agreements with Stearns Bank for a $0.5 million Term Loan and a $6.5 million Credit Line. Interest on the Term Loan was calculated at the greater of 1% over the Wall Street Journal Prime Rate or 5.75% per year. We did not have any borrowings under the Credit Line prior to its termination in April 2013. We utilized existing cash to pay off the outstanding balance on the Term Loan on April 19, 2013 and wrote off $66,000 in deferred financing costs related to the prior loan agreements during the second quarter of  2013.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$4,086	$4,194
Investing activities	(1,255)	(655)
Financing activities	(658)	(1,709)
Net increase in cash and cash equivalents	$2,173	$1,830

Operating Activities. Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $4.1 million of net cash during the first half of 2013. The net decrease in cash from operating activities year over year is primarily the result of lower earnings partially offset by the lower use of cash for accrued expenses year over year.

Investing Activities. Capital expenditures during the first half of 2013 were $1.3 million consisting of architecture and design fees, furniture and equipment deposits and other construction related costs associated with our new restaurant locations as well as maintenance capital expenditures for existing restaurants. Capital expenditures during the first half of 2012 were $0.7 million, primarily attributable to remodeling costs for existing restaurants and infrastructure investments at the Corporate office.

Financing Activities. Net cash used in financing activities was $0.7 million during the first half of 2013, consisting of $0.4 million in payments on the term loan, $0.4 million in fees for the Credit Facility and $0.2 million for the purchase and retirement of our common stock under the May 2012 authorization. The net cash outflow is partially offset by $0.1 million in excess income tax benefits from stock option exercises and $0.2 million in proceeds from employee stock option exercises and employee stock plan purchases. Net cash used in financing activities during the first half of 2012 totaled $1.7 million, consisting of $3.3 million for the purchase and retirement of our common stock, $0.2 million in debt repayments for our equipment loans and term loan and $0.2 million of loan fees associated with the previous credit facility. Cash receipts from financing activities during the first half of 2012 consisted of $0.5 million from term loan borrowings and $1.5 million in proceeds from stock option and warrant exercises and employee stock plan purchases.

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

We had also spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization through the first quarter of 2013. We did not purchase and retire any shares during the second quarter of 2013.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit
10.37

Credit Agreement by and among Kona Grill, Inc. as borrower, the Lending Institutions named therein (as Lenders) and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed April 24, 2013).

10.38

Subsidiary Guaranty made by the subsidiary guarantors listed therein and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed April 24, 2013).

10.39

Pledge and Security Agreement among Kona Grill, Inc., Kona Restaurant Holdings, Inc., Kona Sushi, Inc., Kona Macadamia, Inc., Kona Texas Restaurants, Inc. and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (incorporated by reference to the Company’s Current Report on Form 8-K filed April 24, 2013).

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (iv) the notes to the Unaudited Consolidated Financial Statements.

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
Date: August 2, 2013