Form 10-Q
period 2013-09-30
KONA GRILL INC
filed 2013-10-31
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of October 31, 2013, there were 8,594,076 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,000	$7,989
Investments	177	177
Receivables	64	286
Other current assets	1,425	1,134
Total current assets	10,666	9,586
Other assets	1,137	812
Property and equipment, net	31,906	28,927
Total assets	$43,709	$39,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,193	$1,851
Accrued expenses	7,439	6,526
Current portion of notes payable	—	165
Total current liabilities	9,632	8,542
Notes payable	—	205
Deferred rent	11,418	11,710
Total liabilities	21,050	20,457
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,710,276 shares issued and 8,594,076 shares outstanding at September 30, 2013; 8,663,069 shares issued and 8,546,869 shares outstanding at December 31, 2012	87	87
Additional paid-in capital	53,875	53,305
Accumulated deficit	(30,303)	(33,524)
Treasury stock, at cost, 116,200 shares at September 30, 2013 and December 31, 2012	(1,000)	(1,000)
Total stockholders’ equity	22,659	18,868
Total liabilities and stockholders’ equity	$43,709	$39,325

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Restaurant sales	$24,507	$23,887	$73,799	$73,035
Costs and expenses:
Cost of sales	6,755	6,540	20,176	19,849
Labor	8,277	8,040	24,551	24,199
Occupancy	1,691	1,569	5,003	4,650
Restaurant operating expenses	3,382	3,310	9,954	10,248
General and administrative	1,905	1,761	5,790	5,365
Preopening expense	356	—	397	—
Gain on insurance recoveries	—	(101)	—	(101)
Depreciation and amortization	1,395	1,392	4,236	4,311
Total costs and expenses	23,761	22,511	70,107	68,521
Income from operations	746	1,376	3,692	4,514
Nonoperating income (expense):
Write off of deferred financing costs	—	—	(66)	—
Interest expense, net	(52)	(6)	(96)	(26)
Income from continuing operations before provision for income taxes	694	1,370	3,530	4,488
Provision for income taxes	34	—	309	120
Income from continuing operations	660	1,370	3,221	4,368
Loss from discontinued operations, net of tax	—	(386)	—	(433)
Net income	$660	$984	$3,221	$3,935

Net income per share– Basic:
Income from continuing operations	$0.08	$0.16	$0.38	$0.50
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.05)
Net income	$0.08	$0.11	$0.38	$0.45

Net income per share– Diluted:
Income from continuing operations	$0.08	$0.16	$0.37	$0.49
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.05)
Net income	$0.08	$0.11	$0.37	$0.44

Weighted average shares used in computation:
Basic	8,585	8,710	8,565	8,776
Diluted	8,778	8,808	8,716	8,956
Comprehensive income	$660	$984	$3,221	$3,935

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net income	$3,221	$3,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,236	4,299
Stock-based compensation expense	436	298
Excess income tax benefits from stock option exercises	(75)	—
Loss on disposal of assets	—	13
Gain on insurance recoveries	—	(101)
Amortization of deferred financing costs	53	11
Write off of deferred financing costs	66	—
Change in operating assets and liabilities:
Receivables	222	(413)
Other current assets	(291)	110
Accounts payable	(60)	(99)
Accrued expenses	(672)	(2,314)
Deferred rent	(292)	(1,373)
Net cash provided by operating activities	6,844	4,366

Investing activities
Purchase of property and equipment	(5,153)	(1,071)
(Increase) decrease in other assets	(88)	13
Net cash used in investing activities	(5,241)	(1,058)

Financing activities
Borrowings on term loan	—	500
Debt repayments	(370)	(223)
Fees paid for credit facility	(356)	(152)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	262	1,502
Excess income tax benefits from stock option exercises	75	—
Purchase and retirement of common stock	(203)	(4,895)
Net cash used in financing activities	(592)	(3,268)

Net increase in cash and cash equivalents	1,011	40
Cash and cash equivalents at the beginning of the period	7,989	6,327
Cash and cash equivalents at the end of the period	$9,000	$6,367

Supplemental disclosure of cash flow information
Cash paid for interest	$91	$26
Cash paid for taxes, net of refunds	$75	$57

Noncash investing activities
Accounts payable and accruals related to property and equipment	$2,276	$76

See accompanying notes to the unaudited consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. As of September 30, 2013, we owned and operated 23 restaurants in 16 states throughout the United States. Subsequent to September 30, 2013, we opened a new restaurant in Boise, Idaho on October 18, 2013.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

2.    Discontinued Operations

Loss from discontinued operations during the third quarter of 2012 was attributable to our Sugar Land, Texas location which was closed in 2011. We accrued $618,000 of estimated Sugar Land lease termination costs as of December 31, 2011. In the third quarter of 2012, we settled all lease termination obligations with the landlord of the Sugar Land location for $950,000 and recognized the incremental lease termination costs and related attorney fees of $386,000.

3.    Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

September 30, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

4.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$660	$1,370	$3,221	$4,368
Loss from discontinued operations, net of tax	—	(386)	—	(433)
Net income	$660	$984	$3,221	$3,935
Weighted average shares — Basic
Denominator:
Weighted average shares — Basic	8,585	8,710	8,565	8,776
Effect of dilutive stock options	193	98	151	180
Weighted average shares — Diluted	8,778	8,808	8,716	8,956
Basic net income per share:
Income from continuing operations	$0.08	$0.16	$0.38	$0.50
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.05)
Net income	$0.08	$0.11	$0.38	$0.45
Diluted net income per share:
Income from continuing operations	$0.08	$0.16	$0.37	$0.49
Loss from discontinued operations, net of tax	—	(0.05)	—	(0.05)
Net income	$0.08	$0.11	$0.37	$0.44

For the three months ended September 30, 2013 and 2012, there were 12,000 and 336,000, respectively, and for the nine months ended September 30, 2013 and 2012, there were 159,000 and 499,000, respectively, stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

5.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Accrued payroll	$2,625	$2,479
Accrued construction and remodels (1)	1,712	52
Gift cards	956	1,351
Sales taxes (2)	673	1,332
Business and income taxes	557	312
Accrued occupancy	286	328
Other	630	672
	$7,439	$6,526

(1)	Balance is primarily attributable to construction-related accruals for our planned new restaurants.
(2)	The change in the sales taxes accrual primarily relates to a payment in January 2013 associated with a sales tax audit settlement which was accrued at December 31, 2012.

6.    Credit Facility

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank” collectively with Key Bank, the “Lenders”). The Credit Facility replaced the prior $6.5 million credit facility with Stearns Bank. The Credit Facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility. We did not have any borrowings under the Credit Facility at September 30, 2013.

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility will be interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $26,000 and $46,000, respectively, in interest expense during the three and nine months ended September 30, 2013.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. We were in compliance with such covenants at September 30, 2013.

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

Fees incurred for the Credit Facility totaled $356,000. Unamortized fees of $374,000, which include $58,000 related to the prior loan agreements as the Credit Facility is considered a modification of those prior agreements, are included in other assets in the consolidated balance sheet at September 30, 2013. Such fees are amortized over the life of the Credit Facility. For the three and nine months ended September 30, 2013, loan fee amortization was $26,000 and $53,000, respectively.

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

We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012. The 2012 Plan was approved by our shareholders in May 2012. Any award granted under the 2005 Plan continues to be governed by the terms of that plan. However, no further awards were granted under the 2005 Plan, and the available share reserve under the 2005 Plan was added to the share reserve under the 2012 Plan. The total shares of common stock reserved for issuance under the 2012 Plan totaled 2,200,000, of which 581,175 shares were available for grant as of September 30, 2013.

The fair value of stock options granted during the nine months ended September 30, 2013 and 2012 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2013	2012
Expected volatility	38.8%	58.5%
Risk-free interest rate	0.6%	0.6%
Expected option life (in years)	3.4	3.6
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$2.53	$2.87

The following table summarizes activity under our stock award plans for the nine months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2012	673,942	$6.09
Granted	276,800	8.87
Forfeited	(89,354)	9.43
Exercised	(69,091)	3.47
Outstanding options at September 30, 2013	792,297	$6.91	3.4	$3,733,313
Exercisable at September 30, 2013	272,210	$5.84	2.9	$1,573,946

We recognized stock-based compensation expense of $148,000 and $101,000 during the three months ended September 30, 2013 and 2012, respectively, and $436,000 and $298,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013, there was $1,076,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.5 years.

8.    Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5,000,000 of common stock. We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock. As of September 30, 2013, we have spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization, with $203,000 of stock purchases during the nine months ended September 30, 2013. We did not repurchase any stock during the third quarter of 2013.

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

Overview

We own and operate 24 restaurants located in 17 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a diverse selection of mainstream American favorites as well as a variety of appetizers and entrees with an international influence, including an extensive selection of sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch, creating broad-based appeal for the lifestyle and taste trends of a diverse group of guests. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per guest, offer our guests an attractive price-value proposition.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Our same-store sales increased 2.6% in the third quarter of 2013 compared to 0.2% same-store sales growth in the third quarter of 2012. The comparable restaurant sales growth in the third quarter of 2013 was driven by both a guest traffic increase of 1.6% and a higher average guest check of 1.0%. We believe consumer sentiment continues to remain cautious amid continuing macroeconomic uncertainties, as evidenced by the modest guest traffic growth year over year. We also believe improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive guest traffic and higher guest check averages in casual dining restaurants in general and our restaurants in particular.

We continue to focus on growing sales while remaining disciplined with our costs. The average unit volume of our comparable base restaurants was $1.1 million, or $151 per square foot in the third quarter of 2013 compared to $1.0 million, or $147 per square foot in the third quarter of 2012. We generated restaurant operating profit of $4.4 million, or 18.0% as a percentage of restaurant sales, in the third quarter of 2013 compared to $4.4 million, or 18.5%, in the same quarter of last year.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as guests discover our concept and we generate market awareness. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales. The majority of our general and administrative costs are fixed costs. Over time, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes. Our general and administrative expenses as a percentage of sales increased to 7.8% for the quarter ended September 30, 2013, compared to 7.4% in the same quarter of last year, driven mainly by increased staffing to support our growth initiatives.

Our goal over the next five years is to grow organically and double our sales, which translates to an approximately 15% compounded annual growth rate. We opened the Boise restaurant in October 2013 and currently expect to open The Woodlands restaurant in the fourth quarter of 2013. We plan to open at least four restaurants in 2014 and currently have two signed leases for 2015 openings.  We continue to work diligently to build a strong pipeline to achieve our growth objectives.

With on-going development activities, we have incurred significant preopening expense during the third quarter of 2013, and expect to incur additional preopening expense in the fourth quarter of 2013. We expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants. Although the actual preopening expenses depend upon numerous factors, historically our cash preopening expenses approximate $400,000 per location, and non-cash preopening rent expense typically ranges from $50,000 to $100,000 per location.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular reporting period.

Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. Same-store sales growth can be generated by an increase in guest traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount. As of September 30, 2013 and December 31, 2012, there were 23 restaurants included in the comparable restaurant base.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restaurant sales growth	2.6%	0.2%	1.0%	3.5%
Same-store sales percentage change (1)	2.6%	0.2%	0.8%	3.6%
Average weekly sales – comparable restaurant base (2)	$81,275	$79,179	$82,111	$81,445
Average unit volume (in thousands) (2)	$1,068	$1,041	$3,202	$3,176
Sales per square foot (2)	$151	$147	$454	$450
Restaurant operating profit (in thousands) (3)	$4,402	$4,428	$14,115	$14,089
Restaurant operating profit as a percentage of sales (3)	18.0%	18.5%	19.1%	19.3%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Restaurant sales	$24,507	$23,887	$73,799	$73,035
Costs and expenses:
Cost of sales	6,755	6,540	20,176	19,849
Labor	8,277	8,040	24,551	24,199
Occupancy	1,691	1,569	5,003	4,650
Restaurant operating expenses	3,382	3,310	9,954	10,248
Restaurant operating profit	4,402	4,428	14,115	14,089
Deduct – other costs and expenses
General and administrative	1,905	1,761	5,790	5,365
Preopening expense	356	—	397	—
Gain on insurance recoveries	—	(101)	—	(101)
Depreciation and amortization	1,395	1,392	4,236	4,311
Income from operations	$746	$1,376	$3,692	$4,514

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.6	27.4	27.3	27.2
Labor	33.8	33.7	33.3	33.1
Occupancy	6.9	6.6	6.8	6.4
Restaurant operating expenses	13.8	13.8	13.5	14.0
Restaurant operating profit	18.0	18.5	19.1	19.3
Deduct – other costs and expenses
General and administrative	7.8	7.4	7.8	7.3
Preopening expense	1.5	—	0.5	—
Gain on insurance recoveries	—	(0.4)	—	(0.1)
Depreciation and amortization	5.7	5.8	5.7	5.9
Income from operations	3.0%	5.7%	5.0%	6.1%

Certain percentage amounts may not sum to total due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.6	27.4	27.3	27.2
Labor	33.8	33.7	33.3	33.1
Occupancy	6.9	6.6	6.8	6.4
Restaurant operating expenses	13.8	13.8	13.5	14.0
General and administrative	7.8	7.4	7.8	7.3
Preopening expense	1.5	—	0.5	—
Gain on insurance recoveries	—	(0.4)	—	(0.1)
Depreciation and amortization	5.7	5.8	5.7	5.9
Total costs and expenses	97.0	94.3	95.0	93.9
Income from operations	3.0	5.7	5.0	6.1
Nonoperating income (expense):
Write off of deferred financing costs	—	—	0.1	—
Interest expense, net	0.2	—	0.1	—
Income from continuing operations before provision for income taxes	2.8	5.7	4.8	6.1
Provision for income taxes	0.1	—	0.4	0.2
Income from continuing operations	2.7	5.7	4.4	5.9
Loss from discontinued operations	—	(1.6)	—	(0.6)
Net income	2.7%	4.1%	4.4%	5.4%

Certain percentage amounts may not sum to total due to rounding.

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Restaurant Sales. Restaurant sales increased $0.6 million, or 2.6% to $24.5 million during the third quarter of 2013 from $23.9 million in the third quarter of 2012. Comparable restaurant sales growth year over year was 2.6%, driven by both a guest traffic increase of 1.6% and a higher average guest check of 1.0%. The increased average guest check reflects the menu price increase taken in March of 2013.

Cost of Sales. Cost of sales increased to $6.8 million, or 3.3%, during the third quarter of 2013 compared to $6.5 million during the prior year period. The increase is attributable to the higher sales volumes. Cost of sales as a percentage of restaurant sales increased 0.2% to 27.6% from 27.4% year over year, driven by higher produce, shrimp, chicken and beef costs, partially offset by a menu price increase taken in March and lower liquor costs as a percentage of sales.

Labor. Labor costs for our restaurants increased $0.2 million, or 2.9% to $8.3 million during the third quarter of 2013 compared to $8.0 million in the prior year quarter. The higher labor costs were attributable to higher sales volume and higher turnover, which resulted in increased training costs and inefficiencies. Labor expenses as a percentage of restaurant sales increased 0.1% to 33.8% during the third quarter of 2013 from 33.7% in the third quarter of 2012. Increased benefits costs year over year contributed to the labor cost increase as a percentage of sales.

Occupancy. Occupancy expenses increased $0.1 million, or 7.8% to $1.7 million during the third quarter of 2013 from $1.6 million during the same quarter in 2012. Occupancy expenses as a percentage of restaurant sales increased 0.3% to 6.9% compared to 6.6% during the third quarter of 2012. The higher occupancy expenses are primarily associated with higher common area maintenance charges and the lower benefit of tenant allowance amortization at certain restaurant locations as lease options were exercised and the tenant allowance is amortized over a longer period.

Restaurant Operating Expenses. Restaurant operating expenses increased $0.1 million, or 2.2% to $3.4 million during the third quarter of 2013 from $3.3 million during the prior year period. The increase is mainly attributable to higher variable costs on higher sales volume. Restaurant operating expenses as a percentage of restaurant sales remained flat in the third quarter of 2013 compared to 2012 at 13.8%.

General and Administrative. General and administrative expenses increased by $0.1 million, or 8.2% to $1.9 million from $1.8 million year over year. General and administrative expenses increased as a percentage of sales by 0.4% to 7.8% in the third quarter of 2013 from 7.4% in the prior year period. The year over year increase is attributable to higher salaries and benefits associated with increased staffing to support our growth strategy, higher travel costs associated with increased real estate development and lease-related activities and higher stock compensation expense. The increase is partially offset by lower legal and professional fees compared to the third quarter of 2012.

Preopening Expense. Preopening expense of $0.4 million during the third quarter of 2013 was primarily attributable to the Boise and The Woodlands locations. We opened the Boise restaurant in October 2013 and expect to open The Woodlands location in the fourth quarter of 2013. We did not open any new restaurants in 2012.

Gain on Insurance Recoveries. During the third quarter of 2012, we recognized a $0.1 million gain from insurance recoveries associated with a restaurant fire in May 2012. The gain represents the excess of fair value over net book value of replacement furniture as a result of smoke damage from the fire.

Depreciation and Amortization. Depreciation and amortization expense was $1.4 million in both the third quarter of 2013 and 2012. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.1% to 5.7% during the third quarter of 2013 from 5.8% during the prior year period reflecting leverage of these fixed costs from higher average weekly sales.

Interest Expense. Interest expense increased in the third quarter of 2013 as compared to the prior year quarter. The increase is attributable to the amortization of deferred loan fees and the commitment fees associated with the new credit facility.

Discontinued Operations. Loss from discontinued operations during the third quarter of 2012 was attributable to our Sugar Land location which was closed in 2011. We settled all lease termination obligations with the landlord of the Sugar Land location for $950,000 in the third quarter of 2012 and recognized the incremental lease termination costs and related attorney fees of $386,000.

Provision for Income Taxes. During the third quarter of 2013, we recorded a provision for income taxes of $34,000, net of federal refunds of $26,000 from the 2005 and 2007 tax years. We did not record any income tax provision in the third quarter of 2012 due to a revised estimate of the 2012 taxable income resulting from the timing of certain tax deductions, including the Sugar Land settlement noted above.

Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012

Restaurant Sales. Restaurant sales increased 1.0% to $73.8 million in the first nine months of 2013 from $73.0 million in the first nine months of 2012. Our comparable restaurant sales increased 0.8% year over year, driven mainly by the menu price increase implemented at the end of March 2013.

Cost of Sales. Cost of sales increased $0.4 million, or 1.6% to $20.2 million during the first nine months of 2013 compared to $19.8 million during the same period in the prior year. As a percentage of restaurant sales, cost of sales was 27.3% compared to 27.2% during the same prior year period. Higher wine discounts associated with our promotional offerings and higher beef and produce costs more than offset the benefits of lower seafood cost associated with our commodity sourcing management.

Labor. Labor costs in the first nine months of 2013 grew 1.5% to $24.6 million compared to $24.2 million in the comparable prior year period. The increase relates to higher wages on increased sales volume, and higher medical and workers compensation costs year over year. Labor expenses as a percentage of restaurant sales were 33.3% compared to 33.1% in year to date 2012.

Occupancy. Occupancy expenses increased $0.3 million, or 7.6% to $5.0 million in 2013 year to date from $4.7 million during the first nine months of 2012. The increase is primarily associated with higher common area maintenance charges and the lower benefit of tenant allowance amortization at certain restaurant locations as lease options were exercised. Occupancy expenses as a percentage of restaurant sales increased 0.4% to 6.8% in 2013 compared to 6.4% in the prior year.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.2 million, or 2.9%, to $10.0 million during the first nine months of 2013 compared to $10.2 million in the same period in 2012, driven by lower marketing, printing, smallwares, training and travel, and a shift in the timing of remodeling expenses, partially offset by higher repair and maintenance costs as restaurants grow older. Restaurant operating expenses as a percentage of restaurant sales also decreased 0.5% to 13.5% during the period compared to 14.0% during the first nine months of 2012.

General and Administrative. General and administrative expenses increased by $0.4 million, or 7.9% to $5.8 million from $5.4 million year over year. General and administrative expenses increased as a percentage of sales by 0.5% to 7.8% in the first nine months of 2013 compared to 7.3% in the same period in 2012. The year over year increase is attributable to higher salaries and benefits associated with increased staffing to support our growth strategy, higher travel costs associated with increased real estate development and lease-related activities, increased stock compensation expense and the reversal of severance charges associated with a former executive officer in the 2012 period. The increase is partially offset by lower legal and professional fees compared to 2012.

Preopening Expense. Preopening expense of $0.4 million in year to date 2013 was primarily attributable to the Boise and The Woodlands locations. We opened the Boise restaurant in October 2013 and expect to open The Woodlands location in the fourth quarter of 2013. We did not open any new restaurants in 2012.

Depreciation and Amortization. Depreciation and amortization expense decreased 1.7% to $4.2 million in 2013 year to date from $4.3 million in the prior year. Depreciation and amortization expense as a percentage of restaurant sales decreased 0.2% year over year from 5.9% to 5.7% due to lower depreciation as a result of fully depreciated assets in 2013.

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

Interest Expense. Interest expense increased in 2013 year to date as compared to the prior year period. The increase is attributable to the amortization of deferred loan fees and the commitment fees associated with the new credit facility.

Discontinued Operations. Discontinued operations in 2012 represent lease termination and legal costs attributable to the Sugar Land restaurant which was closed in 2011. Our loss from discontinued operations of $433,000 was attributable to the settlement of all outstanding lease termination obligations for the Sugar Land location in the third quarter of 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $309,000 and $120,000, respectively, in 2013 and 2012 year to date. The year over year increase in the provision is attributable to federal and state taxes on our projected income for the year as we expect to generate taxable income in excess of our federal and state net operating loss carryforwards.

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

Liquidity and Capital Resources

Currently, our primary capital requirements are for new restaurant development and remodeling of existing restaurants. Similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash to perform site-related work and to construct and equip each restaurant. The average investment cost for our restaurants depends upon the type of lease entered into, the amount of tenant improvement allowance we receive from landlords, and whether we assume responsibility for the construction of the building. We expect the cash investment cost of our typical restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.4 million, and excluding cash preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, permitting requirements, labor markets and other variables. Restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances typically require a significantly higher cash investment. We also require capital resources to maintain our existing base of restaurants and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30, 2013	December 31, 2012
Cash and short-term investments	$9,177	$8,166
Net working capital	$1,034	$1,044

	Nine Months Ended September 30,
	2013	2012
Cash provided by operating activities	$6,844	$4,366
Capital expenditures	$5,153	$1,071

 Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants and remodels, have historically been significant. Over the last several years, we funded development of new restaurants and remodels primarily from the proceeds of pre-2010 equity financing and cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment.

 Our goal over the next five years is to grow organically and double our sales, which translates to an approximately 15% compounded annual growth rate. We opened the Boise restaurant in October 2013 and currently expect to open The Woodlands restaurant in the fourth quarter of 2013. We plan to open at least four restaurants in 2014 and currently have two signed leases for 2015 openings. We continue to work diligently to build a strong pipeline to achieve our growth objectives.

Our ability to generate higher cash flow from operations and cost containment efforts throughout recent periods has been instrumental in improving our working capital position. We had working capital of $1.0 million at September 30, 2013 and December 31, 2012. Our current operations generate sufficient cash flow to fund operations and general and administrative costs. We believe existing cash and short-term investments of $9.2 million, the ability to draw on our $20 million credit facility and cash flow from operations will be sufficient to fund development of new restaurants and planned remodels of existing restaurants. Any reduction of our cash flow from operations or an inability to draw on our credit facility may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. We have been funding our new restaurant construction and remodel activities with existing cash on hand and cash flow from operations and have not borrowed against the credit facility as of September 30, 2013.

 Credit Facility

 On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank” collectively with Key Bank, the “Lenders”). The Credit Facility replaced the prior $6.5 million credit facility with Stearns Bank. The Credit Facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility. We did not have any borrowings under the Credit Facility at September 30, 2013.

 The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility will be interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $26,000 and $46,000, respectively, in interest expense during the three and nine months ended September 30, 2013.

 The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. We were in compliance with such covenants at September 30, 2013.

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

 Fees incurred for the Credit Facility totaled $356,000. Unamortized fees of $374,000, which include $58,000 related to the prior loan agreements as the Credit Facility is considered a modification of those prior agreements, are included in other assets in the consolidated balance sheet at September 30, 2013. Such fees are amortized over the life of the Credit Facility . For the three and nine months ended September 30, 2013, loan fee amortization was $26,000 and $53,000, respectively.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2013	2012
Net cash provided by (used in):
Operating activities	$6,844	$4,366
Investing activities	(5,241)	(1,058)
Financing activities	(592)	(3,268)
Net increase in cash and cash equivalents	$1,011	$40

Operating Activities. Our cash flows from operating activities, as detailed in the Unaudited Consolidated Statements of Cash Flows, provided $6.8 million of net cash during the first nine months of 2013. The net increase in cash from operating activities year over year is primarily due to the lower use of cash to pay for accrued expenses year over year.

Investing Activities. Capital expenditures in the first nine months of 2013 were $5.2 million consisting of architecture and design fees, general contractor costs, furniture and equipment purchases or deposits and other construction related costs associated with our new restaurant locations and planned remodels as well as maintenance capital expenditures for existing restaurants. Capital expenditures during the first nine months of 2012 were $1.1 million, primarily attributable to remodeling costs for existing restaurants and infrastructure investments at the Corporate office.

Financing Activities. Net cash used in financing activities was $0.6 million during the first nine months of 2013, consisting of $0.4 million in payments on the term loan, $0.4 million in fees for the Credit Facility and $0.2 million for the purchase and retirement of our common stock in the first quarter of 2013 under the May 2012 authorization. We did not repurchase our common stock in the second and third quarters of 2013. The net cash outflow is partially offset by $0.1 million in excess income tax benefits from stock option exercises and $0.3 million in proceeds from employee stock option exercises and employee stock plan purchases. Net cash used in financing activities during the first nine months of 2012 totaled $3.3 million, consisting of $4.9 million for the purchase and retirement of our common stock, $0.2 million in debt repayments for our equipment loans and term loan and $0.2 million of loan fees associated with the previous credit facility. Cash receipts from financing activities during the first nine months of 2012 consisted of $0.5 million from term loan borrowings and $1.5 million in proceeds from stock option and warrant exercises and employee stock plan purchases.

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

We had also spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization through the first quarter of 2013. We did not purchase and retire any shares during the second or third quarter of 2013.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (iv) the notes to the Unaudited Consolidated Financial Statements.

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

Date: October 31, 2013