Form 10-K
period 2013-12-31
KONA GRILL INC
filed 2014-03-31
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was $67,753,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2014, there were 8,614,044 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2013, are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2013

TABLE OF CONTENTS

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

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) currently owns and operates 26 polished casual restaurants in 17 states. Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American food, internationally influenced appetizers and entrees and an extensive selection of award-winning sushi. Our menu items are prepared from scratch at each restaurant location and incorporate over 40 signature sauces and dressings, creating memorable flavor profiles that appeal to a diverse group of customers. Our diverse menu is complemented by a full service bar offering a broad assortment of wines, specialty cocktails, and beers. We believe that our innovative high-quality recipes, generous portions, and flexible price points provide customers with an excellent value proposition and allow us to attract a diverse customer base.

Our restaurants seat an average of 296 customers and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, indoor/outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to attract new customers and encourage repeat visits from regular customers. We locate our restaurants in high-activity areas such as retail centers, shopping malls, urban entertainment districts, and lifestyle centers that are situated near commercial office space and residential housing to attract customers throughout the day.

We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States. Our primary growth objective is to double our restaurant sales over the next five years by strategically expanding the Kona Grill concept in both new and existing markets. We believe our concept has the potential for over 100 restaurants nationwide.

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:

●

Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared, high quality food that includes a diverse selection of flavorful American favorites with an international influence and award-winning sushi items to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from scratch at each restaurant location using original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 signature sauces and dressings create memorable flavor profiles and further differentiate our menu items. With an average check during 2013 of approximately $25 per customer, we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our customers.

●

Distinctive Polished Casual Dining Experience. Our polished casual dining concept captures some of the best elements of fine dining including a variety of exceptional food options, attentive service, and an extensive wine and cocktail list, and combines them with the traditional casual dining attributes, like a broad menu with attractive price points and a choice of environments suitable for any dining occasion. Our creative menu, personalized service, and contemporary restaurant design blend together to create an inviting polished casual dining experience. We design our restaurants with a unique layout and utilize modern, eye-catching design elements to enhance the customer experience. Our multiple dining areas provide customers with a number of distinct dining environments and atmospheres to suit a range of dining occasions. Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our concept.

●

Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where customers can enjoy one of our alcoholic beverage offerings, while providing a place to be seen and see others. Our patio is a popular place for customers to enjoy our high-value happy hour and reverse happy hour offerings. Our patio, which is enclosed in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Sales during these non-peak periods accounted for 24.5% of our total sales during 2013, which we believe provides us with a competitive advantage.

●

Personalized Customer Service. Our commitment to provide prompt, friendly, and efficient service enhances our food, reinforces our upscale ambiance, and helps distinguish us from other traditional casual dining restaurants. We train our service personnel to be cordial, friendly, and knowledgeable about all aspects of the restaurant, especially the menu and the wine list, which helps us provide personalized customer service that is designed to ensure an enjoyable dining experience and exceed our customers’ expectations. Our kitchen staff completes extensive training to ensure that menu items are precisely prepared to provide a consistent quality of taste. We believe our focus on high service standards underscores our customer-centric philosophy.

●

Multiple Daypart Model. Our appetizers, flatbreads, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared allowing customers to dine with us during traditional lunch and dinner meal periods as well as between customary dining periods such as in the late afternoon and late night. The lively ambiance of our patio and bar areas provides an energetic social forum that attracts a young professional clientele during non-peak periods, as well as provides a unique atmosphere for all of our customers to enjoy before or after they dine with us. Our sushi bar provides another dining venue for customers while offering a wide selection of creative and flavorful menu items for our health conscious customers. We believe that our ability to attract customers throughout the day distinguishes us from many other casual dining chains and helps us maximize sales and leverage our fixed operating costs.

●

Attractive Unit Economics. During 2013, the average unit volume of our comparable base restaurants was $4.3 million, or $602 per square foot. We believe our high average unit volume helps us attract high-quality employees, leverage fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for new restaurants to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expenses. Based on historical experience, restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

Growth Strategy

We believe that there are significant opportunities to grow our sales and increase our brand awareness throughout the United States. The following sets forth the key elements of our growth strategy.

Pursue Disciplined Restaurant Growth

We review potential sites in both new and existing markets that meet our demographic, real estate, and investment criteria. We believe the location of our restaurants plays a pivotal role in determining the long-term profitability of each restaurant and, accordingly, we spend significant time and resources to evaluate each prospective site. We utilize a disciplined site selection process involving our management team and Board of Directors. Our site selection criteria for new restaurants include locating our restaurants near high activity areas such as retail centers, shopping malls, and lifestyle and entertainment centers. In addition, we focus on areas that have above-average density and income populations, have high customer traffic throughout the day from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers. We also focus on sites that have great visibility and ample parking to support high volumes of traffic.

Our goal over the next five years is to grow organically and double our restaurant sales, which translates to an approximately 15% compounded annual growth rate. We opened the Boise, Idaho and The Woodlands, Texas restaurants in the fourth quarter of 2013 and our Fort Worth, Texas restaurant in February 2014. We plan to open at least four new restaurants in 2014, including the recently opened Fort Worth location. We plan to open a restaurant in El Paso, Texas during this summer and restaurants in Sarasota, Florida and Alpharetta, Georgia during the fourth quarter of 2014. We currently have two signed leases for 2015 openings and are working diligently to build a strong pipeline to achieve our growth objectives.

With the ramp up of development activities during the third and fourth quarters of 2013, we have incurred significant pre-opening expense in 2013 and expect to continue to incur such expenses in 2014. We expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of start-up inefficiencies typically associated with opening new restaurants. Although the actual preopening expenses depend upon numerous factors, historically our cash preopening expenses average approximately $400,000 per location, and non-cash preopening rent expense typically ranges from $50,000 to $100,000 per location.

Our growth strategy for developing new restaurants also includes expansion in existing markets that have the appropriate demographics to support multiple restaurants. Operating multiple restaurants in existing markets enables us to leverage our brand equity as well as gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we enjoy greater brand awareness and we are able to utilize existing employees in new restaurants. Our expansion plans do not involve any franchised restaurant operations.

Grow Existing Restaurant Sales

Our goal for existing restaurants is to increase unit volumes through ongoing social marketing efforts as well as local market advertising designed to generate awareness and trial of our concept and increase the frequency of customer visits. While many segments within the restaurant industry experienced a decline in same-store sales and customer traffic during 2013, our restaurant sales for comparable base restaurants, which include those units open for more than 18 months, increased 1.4% compared to 2012. The increase reflects a 1.2% increase in average check per person and a 0.2% increase in customer traffic. Our same-store sales for 2013 successfully lapped a 2.7% same-store sales growth during 2012. We believe customers continue to consciously manage their spending in this challenging macroeconomic environment and we expect our average weekly sales to continue to improve as the U.S. economy strengthens.

We also continue to focus on our four wall execution with key initiatives designed to drive traffic, increase sales and enhance customer experience while building our business for long-term growth. Our food-based promotions, with innovative seasonal menu items, are offered four to six times during the year. These initiatives are highly successful in keeping our menu fresh and exciting while also providing a great venue to test the popularity of new menu items and the opportunity to bring back popular past menu items. We continue to enhance our wine list and utilize our Wine Down Wednesday promotion to drive customer traffic by offering a 50% discount on bottle wines each Wednesday. Our value-driven happy hours help drive incremental sales and customer traffic during non-peak hours. Our To Go program and catering services continued to gain traction throughout the year. We had record gift card sales during the holiday season, with a 25% increase year over year, driven by targeted marketing initiatives. Furthermore, we continue to focus on the quality of our service and hospitality and improve our customer satisfaction with extensive training for our service staff on our wine list, drink and menu offerings. We continue to grow our customer loyalty program, Konavore, which has grown to over 200,000 members since its inception in 2010. We utilize this e-mail based program to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. We have also increased our presence in social marketing and interactive advertising. Furthermore, we utilize a customer satisfaction survey across the entire brand to provide valuable feedback that our management team can respond to immediately. We believe we can generate additional sales through these programs at a reasonable cost per restaurant.

Continue Strategic Investments in Personnel and Systems

We believe that successful execution of our growth strategies will enable Kona Grill to be a leading polished casual dining restaurant operator in the United States. During 2013, we made strategic personnel investments in order to re-ignite the expansion of our concept. During 2014, we are making additional investments in both operations and development personnel to enable us to accelerate and support new unit growth. Additionally, we continue to implement information systems and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our current growth strategy.

Expansion Strategy and Site Selection

We believe the location of our restaurants is critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Our restaurant expansion strategy focuses primarily on penetrating new markets in major metropolitan areas throughout the United States and existing markets where demographic information supports the building of additional restaurants. In general, we prefer to open restaurants in high-profile sites within specific trade areas with the following considerations:

●	suitable demographic characteristics, including residential and commercial population density and above-average household incomes;

●	great visibility;

●	high traffic patterns;

●	general accessibility;

●	availability of suitable parking;

●	proximity of shopping areas and office parks;

●	degree of competition and the revenue level of those competitors within the trade area; and

●	general availability of restaurant-level employees.

These sites generally include high-volume retail centers, shopping malls, and lifestyle and entertainment centers.

We thoroughly analyze each prospective site before presenting the site to our Real Estate Committee, comprised of members of the Board of Directors, for review. Prior to committing to a restaurant site and signing a lease, our Chief Executive Officer, Vice President of Development and a member of the Real Estate Committee visit the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria.

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

We believe the high sales volumes of our restaurants and our differentiated menu make us an attractive tenant and provide us with multiple opportunities to obtain suitable leasing terms from landlords. As a result of the locations we select, which are often in new retail center or shopping mall developments, our restaurant development timeframes vary according to the landlord’s construction schedule and other factors that are beyond our control. Once the site has been turned over to us, the typical lead-time from commencement of construction to opening is approximately six months.

Unit Economics

We target a 33% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. During 2013, the average unit volume of our comparable base restaurants was $4.3 million, or $602 per square foot. Despite a challenging and uncertain economic environment, our average unit volumes grew over 1.4% during 2013. We generated restaurant-level operating margin of 18.4% during 2013, which is within our targeted range of 18% to 19%. The cash-based performance target for our restaurant operations does not include field supervision, corporate support expenses, preopening expenses, or non-cash items such as depreciation and amortization; and does not represent a targeted return on investment in our common stock.

Our investment cost for new restaurants varies significantly depending upon the location of the restaurant, the type of lease entered into and the amount of tenant improvement allowance we receive from landlords. We expect the cash investment cost of our prototype restaurant on average to be approximately $2.5 million, net of landlord tenant improvement allowances averaging between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million.

Our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2013.

2013 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)
Lunch (Open to 3 p.m.)	$23,486	23.9%
Dinner (5 p.m. to 9 p.m.)	50,710	51.6%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	24,054	24.5%
Total All Day	$98,250	100.0%

Menu

Our menu offers customers a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. This diverse menu is an important factor in differentiating ourselves from other polished casual dining competitors. We offer over 40 freshly prepared signature sauces and dressings, which distinguish and complement our dishes and create delicious flavor profiles that appeal to our customers. Our menu items are prepared from scratch at each restaurant location using fresh high quality ingredients and adhere to food standards that we believe are much closer to fine dining than typical casual dining.

Our menu features a selection of appetizers, salads, soups, flatbreads, sandwiches, noodles, seafood, signature entrees, and desserts. We round out our menu with over 60 hand-made award-winning sushi choices. Our appetizers include socially interactive items that can be eaten individually or easily shared amongst customers such as our Avocado Egg Roll, Chicken Satay, and Kona Calamari. Our signature entrees feature various sauces and offer customers generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with shoyu-cream sauce and accompanied by parmesan garlic mashed potatoes and seasonal vegetables. Other favorites include Miso-Sake Sea Bass served with shrimp and pork fried rice and a seasonal vegetable and Pan-Seared Ahi served with steamed white rice, baby bok choy and a sweet chili sauce.

We are also known for our extensive assortment of sushi that includes traditional favorites as well as distinctive specialty items such as our Voodoo Roll made with spicy crawfish mix and avocado rolled inside of seaweed and topped with a habanero tuna mix and chili masago, or the Bama Roll made with crab mix, cream cheese and jalapeno in soy paper topped with tuna, avocado, fish roe and spicy mayo. Our menu, coupled with an expansive selection of sushi, offers ample choices for health conscious customers, which the National Restaurant Association expects will continue to be a point of focus for consumers in the future. We take great pride in providing our customers the full Kona Grill experience without compromising their dietary needs and restrictions. We offer extensive gluten-free, vegetarian and vegan menus and over 60 lower calorie menu items. We also feature a bento box with a variety of selections of protein and side dishes for the enjoyment of our young customers.

Each of our restaurants has a dedicated kitchen staff member, whom we refer to as our saucier, to oversee the preparation of more than 40 signature sauces and dressings that are made from scratch using only high-quality ingredients and fresh products. Each sauce is designed according to a proprietary recipe for specific menu items and includes unique flavors and combinations such as our honey cilantro, shoyu-cream, and spicy aioli dipping sauces, and our sesame-soy and honey dijon dressings. We believe that these distinctive sauces and dressings provide a unique flavor profile, which further distinguishes Kona Grill from its competitors. Our flavorful sauces and dressings also enhance the overall dining experience for our customers by allowing them to not only experience new tastes but to also share their favorite sauces with others, helping to foster customer loyalty and a socially interactive dining experience.

The versatility of our menu enables us to provide customers with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods, as well as to serve our customers’ requirements for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. We also offer group dining menus and sushi platters to provide additional opportunities to service our customers. In general, our menu is consistent from location to location. We review our menu regularly and make enhancements to existing items or introduce new items based on customer feedback, which helps ensure that we are meeting the needs of our customers.

Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 50 selections of wines by the glass or bottle, and an extensive selection of liquors and specialty cocktail drinks. During our weekday happy hour (3 p.m. to 7 p.m.), reverse happy hour (9 p.m. to 11 p.m.) and Sunday happy hour in select markets, we offer discounts on selected food and alcoholic beverage items. Happy hour times may vary by location due to local liquor laws. Alcoholic beverage sales represented approximately 30% of our total restaurant sales during 2013.

Decor and Atmosphere

We design our restaurants to offer our customers a unique dining experience in a setting that is relevant for today and tomorrow. Each of our restaurants is individually designed with a contemporary look that is adaptable to varying real estate opportunities while incorporating signature elements such as our saltwater aquarium, multiple dining areas and open floor plan. Our customers can expect to find a warm and inviting atmosphere that aligns with our innovative food and drink offerings and high quality service. Our design incorporates exotic veneers, various tiles and textures, vertical beveled stone, raised fabric panels, and fire and water elements. The layout of our restaurants focuses on creating multiple dining areas for our customers while maintaining an open atmosphere that allows customers to have a panoramic view of the entire restaurant and exhibition kitchen and sushi bar. Each restaurant features varying water elements, including our signature aquarium with bright and colorful exotic fish, plants, and unique under water decor. We also utilize a variety of directional lighting styles and custom design elements to add warmth to all dining spaces throughout our restaurants.

Regardless of the experience customers are looking for, our restaurant design offers a variety of dining experiences to fit every mood and occasion. Our indoor/outdoor patio with a full service bar incorporates a high-energy, socially interactive atmosphere for customers to enjoy appetizers or sushi while they wait to dine with us, and serves as a destination for many of our frequent customers during the late afternoon and late night periods. Our newest restaurant in Fort Worth, Texas features a rooftop patio with a retractable roof. We also have enclosed patios in colder climates to maximize utilization of the patio throughout the year. Alternatively, our dining room provides a warm and intimate ambience for special occasions or dinner with friends and family. For sushi enthusiasts, we showcase our highly trained sushi chefs creating their masterpieces at our expansive sushi bar.

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect food products throughout the preparation process. We provide detailed specifications to suppliers for food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel. Our restaurant general managers and executive chefs generally receive nine weeks of training while our other restaurant managers and sous chefs receive seven weeks of training. We require annual recertification training for all employees and each employee receives an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants. We have a ServSafe alcohol certification program, where every front of house employee is trained and tested to ensure we are providing responsible alcohol service. Additionally, we engage a third party service provider to perform quarterly inspections at all of our restaurants to monitor and ensure compliance with required guidelines.

We are committed to purchasing high-quality ingredients for our restaurants at reasonable prices. We use only the freshest ingredients and, as a result, we maintain only modest inventories. We have arrangements with local produce distributors and specialty food suppliers who provide high-quality ingredients and perishable food products. We believe that competitively priced alternative distribution sources are available should those channels be necessary. We source all of our products and supplies with reputable and high-quality providers that are capable of providing consistent, reliable distribution to all of our restaurants.

Our goal is to maximize purchasing efficiencies and obtain the lowest possible prices for ingredients, products, and supplies, while maintaining the highest quality. Our corporate office coordinates national supply contracts, negotiates prices for food supply throughout all of our restaurants, monitors quality control and consistency of the food supplied to restaurants, and oversees delivery of food on a nationwide basis. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, we utilize an automated food cost and inventory system to assist each restaurant’s management team in determining daily order requirements for food ingredients, products, and supplies. The management team orders accordingly from approved suppliers and all deliveries are inspected to assure that the items received meet our quality specifications and negotiated prices.

Restaurant Operations

Executive and Restaurant Management

Our executive management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities. Restaurant management and our corporate office institute procedures to enhance efficiency, reduce costs and provide centralized and individual restaurant support systems. Our corporate operations team and district managers have primary responsibility for oversight of our restaurants and participate in analyzing restaurant-level performance and strategic planning. We employ four district managers who are each responsible for overseeing the restaurants in a specific region. The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and systems to enhance the efficiency of operations and the dining experience for our customers. In addition, our corporate food and beverage team includes a vice president, a corporate chef, a corporate sushi chef, two regional culinary partners and an operations support manager who are responsible for educating, coaching, and developing kitchen personnel, implementing systems to improve the efficiency of kitchen operations, and developing new menu offerings.

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

Training

In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and ongoing training programs under the direction of our director of training. Each restaurant manager completes a formal training program that is comprised of a mix of classroom and on-the-job instruction. Typical programs for general managers and executive chefs provide nine weeks of training. Typical programs for other managers provide seven weeks of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, learning the ingredients of various menu items, and other key service protocols. In addition, our hourly staff goes through a series of in-depth interactive training for their positions.

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

Recruitment and Retention

Our future growth and success is highly dependent upon our ability to attract, develop, and retain qualified individuals who are capable of successfully managing our high-volume, upscale casual restaurants. We believe that our unit volume, the image and atmosphere of the Kona Grill concept, and career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We offer restaurant management personnel competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement. Furthermore, the management team of each restaurant shares in a bonus tied to the sales and overall profitability of their restaurant. We believe that our compensation package for managers and restaurant employees is comparable or better to those provided by other polished casual restaurants. We believe our compensation policies help us attract quality personnel.

Information Systems

We believe that our management information systems enable us to increase the speed and accuracy of order-taking and pricing, efficiently schedule labor to better serve customers, monitor labor costs, assist in product purchasing and menu mix management, promptly access financial and operating data, and improve the accuracy and efficiency of restaurant-level information and reporting.

We utilize an integrated information system to manage the flow of information within each of our restaurants and between each restaurant and our corporate office. This system includes a point-of-sale (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, and produce a variety of management reports. The POS is integrated with food cost and labor scheduling software as well as our financial reporting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.

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

Advertising and Marketing

Our ongoing advertising and marketing strategy consists of loyalty programs, social media, grass-root local marketing, various public relations activities and word-of-mouth recommendations. We believe that these mediums are key components in driving customer trial and usage. In 2013, our marketing and advertising expenditures were $0.4 million, or 0.4% of restaurant sales. We expect to continue to invest in marketing, branding and advertising efforts, primarily to introduce our concept in new markets and to increase comparable restaurant sales and solidify brand awareness in existing markets.

We implement a coordinated public relations effort in conjunction with each new restaurant opening. Approximately 60 days before a scheduled restaurant opening, we collaborate with the local media to publicize our restaurant and generate awareness of our brand. This effort is usually supplemented by targeted marketing campaigns, social media and other marketing efforts, including hosting a high profile event in which we invite local leaders and community members as part of our preopening practice activities to introduce our concept to the local market. In addition, we use our website, www.konagrill.com, to continue promoting our brand awareness.

Competition

The restaurant industry is highly competitive. Key competitive factors in the industry include the taste, quality, and price of food products and drink offerings, quality and speed of customer service, brand name identification, attractiveness of facilities, restaurant location, and overall dining experience.

We believe we compete favorably with respect to each of these factors, as follows:

●	We offer a diverse selection of flavorful American favorites with an international influence and award-winning sushi items;

●	We appeal to multiple demographic and psychographic profiles;

●

We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of restaurant personnel and adherence to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants;

●

Our innovative menu with attractive price points, attentive service, and contemporary restaurant design with multiple environments blend together to create our polished casual dining experience and enables us to attract a broad customer demographic.

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

Trademarks

We have registered the service marks “Kona Grill” and “Konavore” with the United States Patent and Trademark Office. We believe that our trademarks and other proprietary rights, such as our distinctive menu offerings and signature sauce recipes, have significant value and are important to the marketing of our concept. We have protected in the past and will continue to vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly. In addition, other local restaurant companies with names similar to ours may try to prevent us from using our marks in those locales.

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

Our operations are also subject to federal and state laws governing such matters as wages, working conditions, citizenship requirements, and overtime. Several states have set minimum wage rates higher than the current federal level. A significant number of hourly personnel at our restaurants are paid at rates related to state and federal minimum wage laws and, accordingly, state minimum wage increases implemented during the last several years have increased our labor costs. Increases in the minimum wage rate or the cost of workers’ compensation insurance, changes in tip-credit provisions, employee benefit costs (including costs associated with mandated health insurance coverage), or other costs associated with employees could adversely affect our operating results. To our knowledge, we are in compliance in all material respects with applicable federal, state, and local laws affecting our business.

Employees

As of February 28, 2014, we employed 2,575 people of whom 2,535 worked in our restaurants and 40 were corporate management and staff personnel. None of our employees are covered by a collective bargaining agreement. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.

Access to Information

Our website is located at www.konagrill.com. The information on our website is not part of this filing. Through our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished to the Securities and Exchange Commission. These reports are available as soon as reasonably practicable after we electronically file these reports with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominating Committees; Code of Business Conduct and Ethics and Code of Ethics for the CEO and Senior Financial Officers; and any other corporate governance materials required by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our executive offices.

Item 1A. Risk Factors

Risks Related to Our Business

Our future operating results may fluctuate significantly due to our limited number of existing restaurants and the expenses required to open new restaurants.

We currently operate 26 restaurants, two of which opened during the fourth quarter of 2013, and we expect to open four additional restaurants in 2014, one of which opened during February 2014. The capital resources required to develop each new restaurant are significant. We estimate that the cost of opening a new Kona Grill restaurant currently ranges from $3.2 million to $3.7 million, exclusive of landlord tenant improvement allowances and $0.4 million in cash preopening expenses and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the average unit volumes of our new restaurants may cause our results of operations to fluctuate significantly, and poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect our company, making the investment risks related to any one location much larger than those associated with most other restaurant companies.

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

Our comparable restaurant sales increased 1.4%, 2.7%, 8.8% and 0.9% during 2013, 2012, 2011 and 2010, respectively, but had declined 9.3% and 7.2% during 2009 and 2008, respectively. As our units continue in operation, it may be more difficult to continue to achieve significant increases in comparable restaurant sales. Further, the impact of the factors noted below may lower our expectations for comparable restaurant sales.

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in uncertain economic times;

•	consumer understanding and acceptance of the Kona Grill experience;

•	our ability to increase menu prices without adversely impacting customer traffic to such a degree that the impact of the decrease in customers equals or exceeds the benefit of the menu price increase;

•

any “trade down” by customers or other reduction in average check per person in response to price increases, which could reduce or eliminate the benefit of the price increase on comparable restaurant sales;

•

competition, either from our competitors in the restaurant industry, or from our own restaurants within the same market in the event customers who frequent one of our restaurants begin to visit one of our new restaurants instead;

•

executing our strategies effectively, including our development strategy, menu improvement initiatives and marketing and branding strategies, each of which may not drive an increase in customer traffic;

•	turnover of key operations and restaurant personnel;

•	weather, road construction and other factors limiting access to our restaurants; and

•	changes in government regulation.

A number of these factors are beyond our control. As a result, it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profitability would be adversely affected and our stock price would likely decline. Further, many of our competitors have substantially greater financial, marketing and other resources than we do to withstand prolonged periods of declines in comparable restaurant sales and regional and national restaurant companies continue to expand their operations into our current and anticipated market areas, thereby increasing competition for market share.

We depend upon high levels of consumer traffic at the sites where our restaurants are located and any adverse change in consumer activity could negatively affect our restaurant sales and may require us to record an impairment charge for restaurants performing below expectations.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, and lifestyle centers. We depend on high consumer traffic rates at these centers to attract customers to our restaurants. In general, such visit frequencies are significantly affected by many factors, including national, regional, or local economic conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, higher frequency of online shopping, changes in discretionary consumer spending, increasing gasoline prices, or otherwise. If visitor rates to these centers decline, our unit volumes could decline and adversely affect our results of operations, including recording an impairment charge for restaurants that are performing below expectations. During 2009, we recorded $16.9 million in asset impairment charges for six underperforming restaurants, including two restaurants that were closed during 2011. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

We have a limited number of restaurants upon which to evaluate our company, and you should not rely on our history as an indication of our future results.

We currently operate 26 restaurants, approximately 27% of which have been operating for less than five years. Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:

●     our ability to execute effectively our business strategy;

●     our ability to successfully select and secure sites for our concept;

●     the operating performance of new and existing restaurants;

●     competition in our markets;

●     hiring, training, development and retention of key operations or restaurant personnel;

●     consumer trends; and

●     changes in political or economic conditions.

Our average unit volume and same-store sales may not increase at the rate achieved over recent periods. In addition, we have closed three of our restaurants opened to date due to lower sales volume, including a restaurant in Naples, Florida in September 2008, a restaurant in West Palm Beach, Florida in July 2011, and a restaurant in Sugar Land, Texas in September 2011. Changes in our average unit volumes and comparable restaurant sales could cause the price of our common stock to fluctuate substantially.

Our future expansion in existing markets may cause sales in some of our existing restaurants to decline.

Our future growth strategy includes opening new restaurants in our existing markets. We may be unable to attract enough customers to our new restaurants for them to operate profitably. In addition, customers to our new restaurants may be former customers of one of our existing restaurants in that market, which may reduce customer visits and sales at those existing restaurants, adversely affecting our operating results.

Our ability to open new restaurants may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or our ability to open new restaurants on a timely basis after we have identified sites. Our goal over the next five years is to grow organically and double our sales, which translates to an approximately 15% compounded annual growth rate. We plan to open at least four new restaurants in 2014, including the recently opened Fort Worth location, and currently have two signed leases for 2015 openings.

There can be no assurance that our growth goal will be realized because our ability to open new restaurants depends upon a number of factors, many of which are beyond our control, including the following:

●	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;

●	difficulty negotiating leases with acceptable terms;

●	cash flow generated by our existing restaurants;

●	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty or tight credit;

●	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

●	labor shortages or disputes experienced by our landlords or outside contractors;

●	unforeseen engineering or environmental problems with the leased premises;

●	our ability to secure governmental approvals and permits, including liquor licenses, construction permits, and occupancy permits;

●	the ability of our corporate staff to develop a greater number of new restaurants than our company has developed during the past several years while successfully managing existing restaurants;

●	obstacles to hiring and training qualified operating personnel in the local market;

●	weather conditions or natural disasters; and

●	general economic conditions.

A lack of availability of suitable locations for new restaurants or a decline in the quality of the locations of our current restaurants may adversely affect our sales and results of operations.

The success of our restaurants depends in large part on their location. As demographic and economic patterns change, current locations may not continue to be attractive or profitable. Possible declines in neighborhoods and trade areas where our restaurants are located or adverse economic conditions in areas surrounding those neighborhoods could result in reduced sales at those locations. In addition, desirable locations for new restaurant openings may not be available at an acceptable cost. The occurrence of one or more of these events could have a significant adverse effect on our sales and results of operations.

Any deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

Any deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have ceased or may cease operations in the future or have deferred openings or failed to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in customer traffic. As a result, our results of operations could be adversely affected. Furthermore, the credit and lending industry continue to be restrictive. Lenders are taking a more active role in reviewing tenant leases and prospective tenancies and have been more restrictive in approving tenancies and financing. This may affect our ability to lease sites at terms as favorable as we have received in the past.

In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects) due to the instability in the credit markets and recent declines in consumer spending, which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

Unexpected expenses and low market acceptance of our restaurant concept could adversely affect the profitability of restaurants that we open in new markets.

       As part of our expansion strategy, we have opened and plan to open restaurants in markets in which we have no prior operating experience and in which our brand may not be well-known. These new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than restaurants in our existing markets. As a result, we may incur costs related to the opening, operation, and promotion of these new restaurants that are greater than those incurred in markets with longer operating history. Accordingly, sales at restaurants opening in new markets may take longer to achieve or may not achieve average unit volumes comparable with our existing restaurants.

Our growth may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and currently expect to open four new restaurants during 2014, including one location opened in February 2014. Our continued expansion will increase demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

Our preopening expenses continue to be significant, and the amount of such expenses incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for a particular period. Therefore, if we decide to reduce our new restaurant openings, our comparable preopening expenses will be lower and the effect on our comparative financial performance will be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in preopening expenses will have an unfavorable short-term impact on our comparative financial performance.

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

Our new restaurants, once opened, may not be profitable, and may adversely impact the sales of our existing restaurants.

Historically, many of our new restaurants have opened with an initial ramp-up period typically lasting 18 months or more, during which they generated sales and income below the levels at which we expect them to operate. This is in part due to the time it takes to build a customer base in a new market or area, higher fixed costs relating to increased labor and other start-up inefficiencies that are typical of new restaurants. It may also be difficult for us to attract a customer base if we are not able to staff our restaurants with employees who perform to our high standards. If we are unable to build the customer base that we expect for new restaurant locations or overcome the higher fixed costs associated with new restaurant locations, new restaurants may not have similar results as our existing restaurants and may not be profitable.

Failure to attract, retain and motivate effective leaders and the loss of key personnel could negatively impact our business.

Our future success is highly dependent upon our ability to attract and retain key management and operations personnel. We must be able to attract, retain and motivate a sufficient number of qualified management and operations personnel, including culinary and training personnel, district managers, general managers and executive chefs. Our executive officers provide a vision for our company, execute our business strategy, and maintain consistency in the operating standards of our restaurants. The ability of key management and operations personnel to maintain consistency in the quality and diversity of our menu offerings as well as service and hospitality for our customers is a critical factor in our future success. Any failure to attract, retain, and motivate key personnel may harm our reputation and result in a loss of business.

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

Adverse weather conditions can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and in more severe cases such as hurricanes, tornadoes and other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Changes in weather could result in interruptions to the availability of utilities, and shortages or interruption in the supply of food items and other supplies, which could increase our costs and negatively impact our operations.

Our failure to protect our trademarks, service marks, or trade secrets could negatively affect our competitive position and the value of the Kona Grill brand.

Our business prospects depend in part on our ability to develop favorable consumer recognition of the Kona Grill name. Although Kona Grill is a federally registered trademark, our trademarks and service marks could be imitated in ways that we cannot prevent. Alternatively, third parties may attempt to cause us to change our name or not operate in a certain geographic region if our name is confusingly similar to their name. In addition, we rely on trade secrets, proprietary know-how, concepts, and recipes. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future, and may result in a judgment or monetary damages. Additionally, we do not maintain confidentiality and non-competition agreements with all of our executives, key personnel, or suppliers. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how, or recipes, the appeal of our restaurants could be reduced and our business could be harmed.

Risks Related to the Restaurant Industry

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as adverse weather conditions, demand, food safety concerns, government regulations, product recalls and seasonality. Although we can purchase certain commodities under contract, we currently do not use financial management strategies or have long-term contracts in place for the majority of commodities to reduce our exposure to price fluctuations. Changes in the price or availability of certain types of seafood, poultry, beef, grains, or produce could affect our ability to offer a broad menu and price offering to customers and could reduce our operating margins and adversely affect our results of operations. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our sales and results of operations.

Changes in governmental regulation may adversely affect our ability to maintain our existing and future operations and to open new restaurants.

We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased employee turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us.

We offer eligible full-time salaried employees the opportunity to enroll in healthcare coverage subsidized by us. Our employees may or may not choose to participate in our health plans. Under the provisions of the Affordable Care Act enacted in 2010, changes that become effective in 2014, and especially the employer mandate and employer penalties that are scheduled to become effective in 2015, may increase our labor costs significantly. Changes in the law that become effective in 2014, including the imposition of a penalty on individuals who do not obtain healthcare coverage, may result in eligible employees who elect not to participate in our healthcare plans now finding it more advantageous to do so, which may increase our healthcare costs. In 2015, we will either adopt a qualifying plan under the Affordable Care Act for our full-time hourly employees, which will likely increase our healthcare expenses significantly, or we will be subject to employer penalties, which could also significantly increase our labor costs. It is also possible that making changes or failing to make changes in the healthcare plans we offer will make us less attractive to our current or potential employees. Additionally, implementing the requirements of the Affordable Care Act is likely to impose some additional administrative costs on us. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

We are also subject to laws and regulations, which vary from jurisdiction to jurisdiction, relating to nutritional content and menu labeling. Compliance with these laws and regulations may lead to increased costs and operational complexity, changes in sales mix and profitability, and increased exposure to governmental investigations or litigation. We cannot reliably anticipate any changes in customer behavior if we alter our recipes to comply with such laws and regulations. This could have adverse effects on our sales or results of operations.

Furthermore, we are subject to federal and state environmental regulations, and although these have not had a material negative effect on our operations, we cannot ensure that there will not be a material negative effect in the future. In particular, the U.S. has increased focus on environmental matters such as climate change, greenhouse gases and water conservation. This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters. These efforts could result in increased taxation or in future restrictions on or increases in costs associated with food and other restaurant supplies, transportation costs and utility costs, any of which could decrease our operating profits and/or necessitate future investments in our restaurant facilities and equipment to achieve compliance. Further, more stringent and varied requirements of local and state governmental bodies with respect to zoning, land use and environmental factors could delay, prevent or make cost prohibitive the continuing operations of an existing restaurant or the development of new restaurants in particular locations.

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

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing 30% of our sales during 2013. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

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

Like other restaurants, we may receive complaints or litigation from, and potential liability to, our customers involving food-borne illness or injury or other operational issues. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. In addition, we are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our business.

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

Competition for qualified restaurant employees in current or prospective markets could require us to pay higher wages and benefits, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid rates based upon the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs. We may be unable to increase our prices proportionately in order to pass these increased costs on to our customers, in which case our operating margins would be adversely affected.

Our business could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect our customers’ credit card information or our employees’ personal data. Additionally, the inappropriate use of social media vehicles could harm our reputation and adversely impact our business.

We rely heavily on information technology to conduct our business, including point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. Any material failure, interruption of service, or compromised data security, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations and could otherwise adversely affect our operations. Significant capital investments might be required to remediate any problems. While we take data security very seriously and expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information. Additionally, if our customers’ credit card or other personal information or our team members’ personal data are compromised, our operations could be adversely affected, our reputation could be harmed, and we could be subjected to litigation or the imposition of penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance.

As part of our marketing efforts, we rely on search engine marketing and social media platforms to attract and retain customers. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or outdated information. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall, including the following:

●	recruitment or departure of key restaurant operations or management personnel;

●	actual or anticipated variations in comparable restaurant sales or operating results; whether in our operations or those of our competitors;

●	changes in the consumer spending environment or general economic conditions;

●	changes in the market valuations of other companies in the restaurant industry;

●	changes in the estimates of our operating performance or changes in recommendations by any research analysts that follow our stock;

●	trade volume outside of normal patterns; and

●	announcements of investigations or regulatory scrutiny of restaurant operations or lawsuits filed against us.

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

Two of our directors and our chief executive officer together currently own approximately 32% of our outstanding common stock. As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The large number of shares eligible for public sale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2013, we had outstanding 8,602,722 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,701,303 shares available for issuance under our stock award and employee stock purchase plans. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

We may not continue to buy back shares of common stock under our share repurchase program, which could have an adverse effect on the market price of our common stock.

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5.0 million of common stock. We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares. In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5.0 million of our outstanding common stock. As of December 31, 2013, we had spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization, with $203,000 of stock purchases during 2013.

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

We currently operate 26 restaurants in 17 states. Each of our restaurants and our corporate office are located in a leased facility. As of December 31, 2013, our restaurant leases had expiration dates ranging from 2016 to 2029, typically with options to renew for at least a five-year period. The following table sets forth our current restaurant locations and corporate office.

State	City	Location	Year Opened	Square Footage	Number of Seats (1)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	320
Missouri	Kansas City	Country Club Plaza	2002	7,455	248
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,390	286
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,800	339
Indiana	Carmel	Clay Terrace	2004	7,500	356
Texas	San Antonio	The Shops at La Cantera	2005	7,200	295
Texas	Dallas	North Park Mall	2006	6,890	296
Illinois	Lincolnshire	Lincolnshire Commons	2006	6,850	284
Texas	Houston	Houston Galleria	2006	7,555	310
Illinois	Oak Brook	Oak Brook Promenade	2006	6,998	291
Texas	Austin	The Domain	2007	7,000	298
Michigan	Troy	Big Beaver Road	2007	7,000	257
Connecticut	Stamford	Stamford Town Center	2007	8,197	309
Louisiana	Baton Rouge	Perkins Rowe	2007	7,200	260
Arizona	Gilbert	San Tan Village	2008	6,770	257
Arizona	Phoenix	City North	2008	7,510	370
Virginia	Richmond	West Broad Village	2009	7,000	282
New Jersey	Woodbridge	Woodbridge Conference Center	2009	7,000	281
Minnesota	Eden Prairie	Windsor Plaza	2009	7,000	310
Florida	Tampa	MetWest International	2009	7,500	338
Maryland	Baltimore	Downtown Baltimore	2010	6,972	280
Idaho	Boise	The Village at Meridian	2013	6,913	303
Texas	The Woodlands	The Woodlands Town Center	2013	8,494	269
Texas	Fort Worth	West 7th	2014	7,500	344
Arizona	Scottsdale	Corporate Office at Scottsdale Fashion Square	2004	7,500	—

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

Item 3.	Legal Proceedings

See Note 12 of Notes to Consolidated Financial Statements in Part IV of this report for a summary of legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005. The following table sets forth high and low sale prices of our common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2013
First quarter	$9.25	$8.24
Second quarter	$11.72	$8.68
Third quarter	$13.72	$11.11
Fourth quarter	$18.52	$11.62
2012
First quarter	$7.30	$5.12
Second quarter	$9.25	$5.40
Third quarter	$9.12	$7.22
Fourth quarter	$9.49	$8.02

On February 28, 2014, the closing sale price of our common stock was $19.36 per share. On February 28, 2014, there were 18 holders of record of our common stock.

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

We did not repurchase any shares during the remainder of 2013.

PRICE PERFORMANCE GRAPH

The following line graph compares cumulative total stockholder returns for the period from December 31, 2008 through December 31, 2013 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; and (3) the peer group. The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index and the peer group include reinvestment of dividends, if any, is assumed. Our peer group consists of BJ’s Restaurants, Inc.; Bravo Brio Restaurant Group, Inc.; Granite City Food & Brewery Ltd.; and The Cheesecake Factory Incorporated.   Our peer group companies all compete in the polished casual segment of the restaurant industry.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statement of Comprehensive Income (Loss) Data:
Restaurant sales	$98,250	$96,021	$93,657	$82,735	$76,027
Costs and expenses:
Cost of sales	26,853	26,246	25,579	22,459	19,668
Labor	33,166	31,968	30,896	28,640	26,402
Occupancy	6,702	6,253	6,573	6,523	5,878
Restaurant operating expenses	13,456	13,534	13,977	12,923	12,009
General and administrative	7,854	7,037	8,395	7,072	8,200
Preopening expense	1,162	—	—	567	1,672
Depreciation and amortization	5,918	5,749	5,856	5,612	6,463
Insurance recoveries and other	32	(120)	—	—	—
Asset impairment charge	—	—	—	—	12,597
Total costs and expenses	95,143	90,667	91,276	83,796	92,889
Income (loss) from operations	3,107	5,354	2,381	(1,061)	(16,862)
Nonoperating income (expenses):
Write off of deferred financing costs and other	(66)	—	—	—	—
Interest (expense) income	(160)	(66)	(58)	(71)	30
Income (loss) from continuing operations before provision for income taxes	2,881	5,288	2,323	(1,132)	(16,832)
Provision for income taxes	169	36	9	10	65
Income (loss) from continuing operations	2,712	5,252	2,314	(1,142)	(16,897)
Loss from discontinued operations (1)	—	(466)	(288)	(435)	(4,655)
Net income (loss)	$2,712	$4,786	$2,026	$(1,577)	$(21,552)
Net income (loss) per share — Basic:
Continuing operations	$0.32	$0.60	$0.25	$(0.12)	$(1.95)
Discontinued operations	—	(0.05)	(0.03)	(0.05)	(0.54)
Net income (loss)	$0.32	$0.55	$0.22	$(0.17)	$(2.49)

Net income (loss) per share — Diluted:
Continuing operations	$0.31	$0.59	$0.24	$(0.12)	$(1.95)
Discontinued operations	—	(0.05)	(0.03)	(0.05)	(0.54)
Net income (loss)	$0.31	$0.54	$0.21	$(0.17)	$(2.49)

Weighted average shares outstanding:
Basic	8,573	8,726	9,242	9,167	8,645
Diluted	8,762	8,868	9,428	9,167	8,645

Balance Sheet Data (end of period):
Cash and cash equivalents	$5,881	$7,989	$6,327	$2,555	$2,404
Investments	177	177	176	174	6,282
Working capital (deficit)	(6,476)	1,044	(2,380)	(4,878)	(5,054)
Total assets	49,868	39,325	41,347	42,060	49,963
Total debt	3,500	370	132	636	7,120
Total stockholders’ equity	22,358	18,868	17,684	16,989	17,983

(1)

As a result of our decision to close two restaurants during 2011, the results of operations for these restaurants, including asset impairment, lease termination, and restaurant-level closing costs, are classified as discontinued operations for all periods presented. See Note 2 to the consolidated financial statements.

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

Overview

We currently own and operate 26 restaurants located in 17 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per person, offers our customers an attractive price-value proposition.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. While many segments within the restaurant industry experienced a decline in same-store sales and customer traffic during 2013, our same-store sales increased 1.4% in 2013 compared to same-store sales that had shown 2.7% growth in 2012. The increase in comparable restaurant sales during the year is driven primarily by a higher average check per person of 1.2% resulting from a 3% menu price increase in March 2013. Customer traffic during the year increased modestly at 0.2% compared to a 2.5% increase in the prior year. We believe consumer sentiment continues to remain cautious amid continuing macroeconomic uncertainties, as many segments within the restaurant industry reported negative same-store sales and overall traffic declines throughout 2013. We also believe improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive customer traffic and higher customer check averages in casual dining restaurants in general and our restaurants in particular.

We continue to focus on growing sales while remaining disciplined with our costs. The average unit volume of our comparable base restaurants was $4.3 million, or $602 per square foot in 2013 compared to $4.2 million, or $594 per square foot in 2012. Our average unit volume grew 1.4% year over year despite the continuing economic uncertainties. In the fourth quarter of 2013, we completed the remodel of two restaurants, the scope of work for which was much more extensive than a typical remodel and resulted in restaurant closures for nine operating weeks. Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, was $18.1 million, or 18.4% as a percentage of restaurant sales in 2013 and includes the impact of the remodel closure and operating inefficiencies of two new restaurants that opened in the fourth quarter of 2013. Restaurant operating profit in 2012 was $18.0 million, or 18.8% as a percentage of sales.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take approximately six months to achieve operating efficiencies as a result of challenges typically associated with opening new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales. The majority of our general and administrative costs are fixed costs. Over the longer term, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes. Our general and administrative expenses increased to $7.9 million or 8.0% as a percentage of sales in 2013, compared to $7.0 million or 7.3% as a percentage of sales in 2012, driven mainly by human capital investments during the year to support our growth initiatives, higher stock-based compensation expense resulting from our stock price appreciation and higher travel costs related to development activities. We expect our general and administrative costs for 2014 to increase in absolute dollars while remaining comparable to the 2013 level as a percentage of sales as we make additional investments in development and operations personnel to accelerate new unit growth. The increase also reflects our estimate of higher stock-based compensation valuation expense and higher professional fees associated with an audit report on Sarbanes-Oxley internal control requirements resulting from our higher market capitalization.

Our goal over the next five years is to grow organically and double our restaurant sales, which translates to an approximately 15% compounded annual growth rate. We opened the Boise, Idaho and The Woodlands, Texas restaurants in October and December 2013, respectively. We also opened the Fort Worth, Texas location on February 6, 2014. We plan to open at least four new restaurants in 2014, including the recently opened Fort Worth location. We plan to open a restaurant in El Paso, Texas during the summer of 2014 and restaurants in Sarasota, Florida and Alpharetta, Georgia during the fourth quarter of 2014. We currently have two signed leases for 2015 openings and continue to work diligently to build a strong pipeline to achieve our growth objectives.

With on-going development activities, we incurred preopening expense of $1.2 million in 2013, attributable to the opening of the Boise and The Woodlands locations in 2013 and preparation for the opening of the Fort Worth location. Although the actual preopening expenses for a particular location depend upon numerous factors, these expenses were in line with our historical cash preopening expenses of approximately $400,000 per location, and non-cash preopening rent expense that typically ranges from $50,000 to $100,000 per location. We expect to incur additional preopening expense in 2014 as unit expansion efforts accelerate. Accordingly, we expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular reporting period.

Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. We adjust the sales included in the same-store sales calculation for restaurant closures, primarily as a result of remodels, so that the periods will be comparable. Same-store sales growth can be generated by an increase in customer traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount. As of December 31, 2013, 2012 and 2011, there were 23, 23 and 22 restaurants, respectively, included in the comparable restaurant base.

Average Weekly Sales. Average weekly sales represents the average of restaurant sales for the comparable restaurant base measured over consecutive Monday through Sunday time periods.

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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred. We expect preopening expenses to commence six to eight months prior to a restaurant opening. Although the actual preopening expenses for a particular location depend upon numerous factors, our historical cash preopening expenses average approximately $400,000 per location, and non-cash preopening rent expense that typically ranges from $50,000 to $100,000 per location. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment. Depreciation and amortization expense also includes gains or losses on the disposal of fixed assets, primarily associated with remodel activities.

Write off of Deferred Financing Costs. Write off of deferred financing costs consists of the charge taken for deferred loan fees associated with our previous credit facility.

Interest Expense, net. Interest expense consists of the cost of servicing our debt obligations, the amortization of debt issuance costs and commitment fees on the line of credit. Interest expense is offset by interest earned on investment balances. We capitalize interest incurred on borrowings for restaurant construction.

Provision for Income Taxes. Provision for income taxes represents amounts due for federal and state income taxes.

Discontinued Operations. Discontinued operations include the historical operating results as well as lease termination and exit costs attributable to closed restaurants.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Restaurant sales growth	2.3%	2.5%	13.2%
Same-store sales percentage change (1)…………………	1.4%	2.7%	8.8%
Average unit volume (in thousands) (2)…………….	$4,250	$4,190	$4,089
Sales per square foot (2)…………………………….	$602	$594	$572
Restaurant operating profit (in thousands) (3)…….	$18,073	$18,020	$16,632
Restaurant operating profit as a percentage of sales (3)	18.4%	18.8%	17.8%

(1)

Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base compared to the prior year. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. We remove restaurants from the comparable base for periods in which they are closed, primarily related to remodel activities.

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

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Restaurant sales	$98,250	$96,021	$93,657
Costs and expenses:
Cost of sales	26,853	26,246	25,579
Labor	33,166	31,968	30,896
Occupancy	6,702	6,253	6,573
Restaurant operating expenses	13,456	13,534	13,977
Restaurant operating profit	18,073	18,020	16,632
Deduct – other costs and expenses
General and administrative	7,854	7,037	8,395
Preopening expense	1,162	—	—
Depreciation and amortization	5,918	5,749	5,856
Insurance recoveries and other	32	(120)	—
Income from operations	$3,107	$5,354	$2,381

	Percent of Restaurant Sales
	Year Ended December 31,
	2013	2012	2011
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	27.3	27.3
Labor	33.8	33.3	33.0
Occupancy	6.8	6.5	7.0
Restaurant operating expenses	13.7	14.1	14.9
Restaurant operating profit	18.4	18.8	17.8
Deduct – other costs and expenses
General and administrative	8.0	7.3	9.0
Preopening expense	1.2	—	—
Depreciation and amortization	6.0	6.0	6.3
Insurance recoveries and other	—	(0.1)	—
Income from operations	3.2%	5.6%	2.5%

Certain percentage amounts may not sum to total due to rounding.

Store Growth Activity

	2013	2012	2011

Beginning Restaurants	23	23	25
Openings	2	—	—
Closings	—	—	(2)
Total	25	23	23

Subsequent to December 31, 2013, we opened our Fort Worth, Texas location on February 6, 2014. We currently have 26 restaurants in 17 states.

Results of Operations

The following table sets forth, for the years indicated, our Consolidated Statements of Comprehensive Income expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2013	2012	2011
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	27.3	27.3
Labor	33.8	33.3	33.0
Occupancy	6.8	6.5	7.0
Restaurant operating expenses	13.7	14.1	14.9
General and administrative	8.0	7.3	9.0
Preopening expense	1.2	—	—
Depreciation and amortization	6.0	6.0	6.3
Insurance recoveries and other	—	(0.1)	—
Total costs and expenses	96.8	94.4	97.5
Income from operations	3.2	5.6	2.5
Nonoperating income (expenses):
Write off of deferred financing costs	(0.1)	—	—
Interest expense, net	(0.2)	(0.1)	(0.1)
Income from continuing operations before provision for income taxes	2.9	5.5	2.5
Provision for income taxes	0.2	—	—
Income from continuing operations	2.8	5.5	2.5
Loss from discontinued operations, net of tax	—	(0.5)	(0.3)
Net income	2.8%	5.0%	2.2%

Certain percentage amounts may not sum to total due to rounding.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Restaurant Sales. Restaurant sales increased by $2.3 million, or 2.3%, to $98.3 million in 2013 from $96.0 million during the prior year, primarily attributable to a 1.4% increase in comparable restaurant sales and a $1.3 million contribution from new restaurants opened during the year. These increases were partially offset by lost sales associated with remodels, which resulted in the closure of two restaurants for nine operating weeks. The increase in comparable restaurant sales is driven by higher average check per person of 1.2%, largely resulting from a 3% menu price increase in March 2013. Customer traffic during the year also increased 0.2% compared to the prior year.

Cost of Sales. Cost of sales increased $0.7 million, or 2.3%, to $26.9 million year over year from $26.2 million. Cost of sales as a percentage of restaurant sales remained flat at 27.3% as we were able to mitigate pricing pressure from produce, shrimp and beef costs and higher wine cost associated with promotional offerings during the year with the benefits of the 3% menu price increase at the end of March 2013, lower seafood cost from sourcing management and improved management of liquor costs year over year.

Labor. Labor expense for our restaurants increased $1.2 million, or 3.7%, to $33.2 million in 2013 compared to $32.0 million in 2012. The increase relates to higher wages on increased sales volume, and higher medical and workers compensation costs year over year. Labor expenses as a percentage of restaurant sales increased to 33.8% compared to 33.3% in 2012, reflecting in part higher than anticipated labor costs from the remodel closures, labor inefficiencies associated with the two new restaurant openings and higher benefit costs year over year.

Occupancy. Occupancy expenses increased $0.4 million, or 7.2% to $6.7 million in 2013 from $6.3 million in 2012. The increase is primarily associated with higher common area maintenance charges and the lower benefit of tenant allowance amortization at certain restaurant locations as lease options were exercised and the tenant allowance was amortized over a longer period. Occupancy expenses as a percentage of restaurant sales increased 0.3% to 6.8% in 2013 compared to 6.5% in the prior year.

Restaurant Operating Expenses. Restaurant operating expenses decreased slightly year over year. Improved management of certain operating expenses including printing, aquarium maintenance, marketing, training and travel more than offsets higher repair and maintenance, utilities, bank fees and paper supplies. Restaurant operating expenses as a percentage of restaurant sales decreased to 13.7% in 2013 compared to 14.1% in 2012.

General and Administrative. General and administrative expenses increased by $0.8 million, or 11.6% to $7.9 million from $7.0 million year over year. General and administrative expenses as a percentage of sales increased year over year to 8.0% from 7.3% in 2012. The year over year increase is attributable to higher salaries and benefits associated with increased staffing to support our growth strategy, higher travel costs associated with increased real estate development and lease-related activities, increased stock-based compensation expense partially resulting from higher stock prices, and the reversal of severance charges associated with a former executive officer in the 2012 period. The increase is partially offset by lower legal and professional fees compared to 2012.

Preopening Expense. Preopening expense of $1.2 million in 2013 was attributable to the Boise, The Woodlands and Fort Worth locations. We opened the Boise and The Woodlands restaurants in October and December 2013, respectively, while the Fort Worth restaurant was opened in February 2014. We did not open any new restaurants in 2012.

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million or 2.9% to $5.9 million in 2013, primarily due to the write off of fixed assets associated with our remodels in 2013 and depreciation expense for the two new restaurants. Depreciation and amortization expense as a percentage of restaurant sales remained flat at 6.0%.

Insurance Recoveries and Other. Insurance recoveries and other in 2012 represent an insurance settlement for property and facility damage and for a business interruption claim, net of other non-recurring items incurred. We recognized a gain of $317,000 for business interruption and furniture replacement claims associated with a fire at our Troy, Michigan restaurant in 2012. We also recognized tax expense for sales tax audit matters in 2013 and 2012.

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

Interest Expense. Interest expense increased $0.1 million in 2013 as compared to the prior year period. The increase is attributable to the amortization of deferred loan fees, the commitment fees associated with the new credit facility and interest incurred on borrowings under the KeyBank credit facility. Interest expense in 2012 primarily related to debt service costs for our term loan.

Discontinued Operations. Discontinued operations in 2012 represent lease termination and legal costs attributable to the Sugar Land restaurant which was closed in 2011. Our loss from discontinued operations of $466,000 was attributable to the settlement of all outstanding lease termination obligations for the Sugar Land location in the third quarter of 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $169,000 and $36,000, respectively, during 2013 and 2012. The year over year increase in the provision is attributable to higher federal and state taxes for the year as we generated taxable income in excess of our federal and state net operating loss carryforwards.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Restaurant Sales. Restaurant sales increased by $2.3 million, or 2.5%, to $96.0 million in 2012 from $93.7 million during the prior year, primarily attributable to a 2.7% increase in comparable restaurant sales. The increase in comparable restaurant sales was driven by a 2.5% increase in customer traffic during the year.

Cost of Sales. Cost of sales increased $0.6 million, or 2.6%, to $26.2 million year over year from $25.6 million. The increase was primarily attributable to incremental food and liquor costs associated with higher sales volumes and promotional offerings partially offsetting the benefits of stabilizing produce costs in the current year. Cost of sales as a percentage of restaurant sales at 27.3% for 2012 was comparable to the prior year period.

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

Occupancy. Occupancy expenses decreased $0.3 million, or 4.9% to $6.3 million in 2012 from $6.6 million in 2011. The lower occupancy expenses were primarily associated with an amendment in our lease agreement for one restaurant. Occupancy expenses as a percentage of restaurant sales decreased 0.5% to 6.5% in 2012 compared to 7.0% in prior year, reflecting the benefits of the aforementioned changes in lease provisions as well as the increased leverage of the fixed portion of these costs from higher average weekly sales.

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

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	timing of new restaurant openings and related expenses;
●	fluctuations in commodity and food protein prices;
●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;
●	timing of restaurant remodels and potential lost sales associated with remodel closure;
●	labor availability and costs for hourly and management personnel;
●	profitability of our restaurants, especially in new markets;
●	increases and decreases in comparable restaurant sales;
●	impairment of long-lived assets and any loss on restaurant closures;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

Quarterly Results of Operations

The following table presents unaudited Consolidated Statement of Comprehensive Income (Loss) data for each of the eight quarters in the period ended December 31, 2013. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year presentation. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2013				2012
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(In thousands, except per share data)
Consolidated Statement of Comprehensive Income (Loss) Data:
Restaurant sales	$23,496	$25,796	$24,507	$24,451	$24,155	$24,992	$23,887	$22,987
Costs and expenses:
Cost of sales	6,453	6,968	6,755	6,677	6,495	6,814	6,540	6,397
Labor	7,866	8,408	8,277	8,615	7,948	8,211	8,040	7,769
Occupancy	1,615	1,697	1,691	1,699	1,533	1,548	1,569	1,603
Restaurant operating expenses	3,171	3,401	3,382	3,502	3,376	3,562	3,310	3,286
General and administrative	1,875	2,010	1,905	2,064	2,084	1,521	1,761	1,671
Preopening	—	41	356	765	—	—	—	—
Depreciation and amortization	1,429	1,412	1,395	1,682	1,463	1,455	1,392	1,439
Insurance recoveries and other	—	—	—	32	—	—	(101)	(19)
Total costs and expenses	22,409	23,937	23,761	25,036	22,899	23,111	22,511	22,146
Income (loss) from operations	1,087	1,859	746	(585)	1,256	1,881	1,376	841
Nonoperating income (expenses):
Write off of deferred financing costs & other	—	(66)	—	—	—	—	—	—
Interest expense, net	(3)	(41)	(52)	(64)	(12)	(7)	(6)	(41)
Income (loss) from continuing operations before provision for income taxes	1,084	1,752	694	(649)	1,244	1,874	1,370	800
Provision for income taxes	80	195	34	(140)	60	60	—	(84)
Income (loss) from continuing operations	1,004	1,557	660	(509)	1,184	1,814	1,370	884
Loss from discontinued operations, net of tax	—	—	—	—	—	(47)	(386)	(33)
Net income (loss)	$1,004	$1,557	$660	$(509)	$1,184	$1,767	$984	$851
Net income (loss) per share – Basic and diluted:
Continuing operations	$0.12	$0.18	$0.08	$(0.06)	$0.13	$0.21	$0.16	$0.10
Discontinued operations	—	—	—	—	—	(0.01)	(0.05)	—
Net income (loss)	$0.12	$0.18	$0.08	$(0.06)	$0.13	$0.20	$0.11	$0.10

Weighted average shares outstanding:
Basic	8,543	8,567	8,585	8,598	8,802	8,815	8,710	8,579
Diluted	8,643	8,692	8,778	8,598	8,912	8,903	8,808	8,686

Comprehensive income (loss)	$1,004	$1,557	$660	$(509)	$1,184	$1,767	$984	$851

Liquidity and Capital Resources

Currently, our primary capital requirements are for new restaurant development and remodeling of existing restaurants. Similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash for leasehold improvements, furniture, fixtures and equipment to construct and equip each restaurant. The average investment cost for our restaurants depends upon the type of lease entered into and the amount of tenant improvement allowance we receive from landlords. We expect the cash investment cost of our typical new restaurant on average to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million. We expect these costs will vary from one market to another based on real estate values, zoning regulations, permitting requirements, labor markets and other variables. We also require capital resources to maintain our existing base of restaurants, including remodeling, and to further expand and strengthen the capabilities of our corporate and information technology infrastructures.

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,
	2013	2012
Cash and short-term investments	$6,058	$8,166
Net working capital (deficit) (1)	(6,476)	1,044

(1)	The working capital deficit at December 31, 2013 is primarily attributable to lower cash and higher accruals and borrowings as a result of restaurant construction and remodel activities.

	Year Ended December 31,
	2013	2012
Cash provided by operating activities	$9,460	$7,352
Capital expenditures	14,445	1,794

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past years, we funded development of new restaurants and remodels primarily from cash flows from operations and borrowings under our credit agreement. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the credit market environment. We expect the cash investment cost of our prototype restaurant to be approximately $2.5 million, net of landlord tenant improvement allowances of between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $0.4 million.

Our goal over the next five years is to grow organically and double our restaurant sales, which translates to an approximately 15% compounded annual growth rate. We opened the Boise restaurant in October 2013, The Woodlands restaurant in December 2013 and the Fort Worth restaurant in February 2014. We plan to open three additional new restaurants in 2014, including a restaurant in El Paso, Texas during the summer of 2014 and restaurants in Sarasota, Florida and Alpharetta, Georgia during the fourth quarter of 2014. We currently have two signed leases for 2015 openings and are working diligently to build our pipeline for future growth.

At December 31, 2013, we had a working capital deficit of $6.5 million compared to working capital of $1.0 million at prior year end. The change in working capital is primarily attributable to lower cash and higher accruals and borrowings as a result of restaurant construction and remodel activities. We had $3.5 million in borrowings under the credit facility as of December 31, 2013. We believe existing cash and short-term investments of $6.1 million, the ability to draw on the remainder of our $20.0 million credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants through 2014.

Any reduction of our cash flow from operations or an inability to draw on our credit facility may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. Financing to construct new restaurants or remodels for amounts in excess of the line of credit availability may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank” collectively with Key Bank, the “Lenders”). The Credit Facility replaced the prior $6.5 million credit line with Stearns Bank (the “Credit Line”). The Credit Facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility.

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $70,000 in interest expense in 2013.

During the fourth quarter of 2013, we borrowed $3.5 million against the Credit Facility at the one-month LIBOR rate, which was at 3.42% during the period, including the LIBOR margin. The $3.5 million was outstanding at December 31, 2013. We capitalized $7,000 of interest associated with Credit Facility borrowings for restaurant property additions in 2013.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. We were in compliance with such covenants at December 31, 2013, except for a technical event of default related to the litigation described in Note 12 to the consolidated financial statements. As a result, borrowings under the Credit Facility have been classified as a current liability at December 31, 2013.

Prior to closing on the Credit Facility, we had loan agreements with Stearns Bank for a $0.5 million Term Loan and a $6.5 million Credit Line. We did not have any borrowings under the Stearns Bank Credit Line prior to its termination in April 2013. We utilized existing cash to pay off the outstanding balance on the Stearns Bank Term Loan on April 19, 2013 and wrote off $66,000 in deferred financing costs related to the prior loan agreements during the second quarter of 2013.

Fees incurred for the KeyBank Credit Facility totaled $356,000. Unamortized fees of $348,000, which include $54,000 related to the prior loan agreements, as the Credit Facility was considered a modification of those prior agreements, are included in other assets in the consolidated balance sheet at December 31, 2013. Such fees are amortized over the life of the Credit Facility. Loan fee amortization during 2013 and 2012 was $79,000 and $16,000, respectively.

Stock Repurchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5,000,000 of common stock. We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock. As of December 31, 2013, we have spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization, with $203,000 of stock purchases during 2013.

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

Cash Flows

      The following table summarizes our primary sources and uses of cash during the past three years:

	2013	2012	2011
	(In thousands)
Net cash provided by (used in):
Operating activities	$9,460	$7,352	$7,676
Investing activities	(14,536)	(1,776)	(1,538)
Financing activities	2,968	(3,914)	(2,366)
Net (decrease) increase in cash and cash equivalents	$(2,108)	$1,662	$3,772

Operating Activities. Our cash flows from operating activities, as detailed in the Consolidated Statements of Cash Flows, provided $9.5 million of net cash in 2013 compared to $7.4 million in 2012. The year over year increase is primarily due to the timing of payments for accounts payable and accrued expenses and an increase in deferred rent as a result of recording tenant improvement allowances for new restaurants partially offset by lower net income. Cash provided by operating activities during 2012 compared to 2011 decreased $0.3 million primarily due to the greater use of cash for accrued expenses, specifically, the settlement of our Sugar Land lease in the third quarter of 2012 and a reduction in deferred rent partially offset by higher net income during 2012.

Investing activities. We fund the development and construction of new restaurants and remodels primarily with cash flows from operations and borrowings under our credit facility. Capital expenditures in 2013 were $14.4 million consisting of architecture and design fees, general contractor costs, furniture and equipment purchases and other construction related costs associated with our Boise, The Woodlands and Fort Worth locations, the significant remodel of our Scottsdale and San Antonio restaurants as well as maintenance capital expenditures for existing restaurants. Capital expenditures in 2012 were $1.8 million, primarily attributable to remodeling costs and maintenance capital expenditures for existing restaurants and infrastructure investments at the Corporate office. During 2011, capital expenditures were $1.5 million and primarily consisted of contractor payments for our Baltimore restaurant that opened during October 2010 and remodeling costs for existing restaurants. We currently expect to open at least four new restaurants in 2014, including the recently opened Fort Worth restaurant, and to remodel two to three existing locations. Therefore, we would expect a significant increase in capital expenditures in 2014 resulting from the construction and remodel of these restaurants.

Financing Activities. Net cash provided by financing activities was $3.0 million in 2013, primarily attributable to the $3.5 million borrowings from our KeyBank Credit Facility, $0.1 million in excess income tax benefits from stock option exercises and $0.3 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by $0.4 million in payments on the Stearns Bank term loan, $0.4 million in fees for the KeyBank Credit Facility and $0.2 million for the purchase and retirement of our common stock under the May 2012 authorization. Net cash used in financing activities during 2012 totaled $3.9 million, consisting of $5.5 million for the purchase and retirement of common stock under both our November 2011 and May 2012 stock repurchase programs and $0.3 million in debt repayments for our equipment loans and Stearns Bank term loan. We also paid $0.2 million in fees in conjunction with the Stearns Bank credit facility. Cash receipts from financing activities during 2012 consisted of $0.5 million from term loan borrowings and $1.5 million in proceeds from stock option and warrant exercises and employee stock plan purchases. Net cash used in financing activities was $2.4 million for 2011, reflecting $2.4 million in shares purchased under our November 2011 stock repurchase program and $0.5 million in principal payments on equipment loans, partially offset by $0.6 million in proceeds associated with our stock option and employee stock purchase plans.

Aggregate Contractual Obligations

The following table sets forth our contractual commitments as of December 31, 2013 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt, including current portion	$3,500	$3,500	$—	$—	$—
Interest on debt	40	40	—	—	—
Operating leases	73,675	7,548	18,487	15,664	31,976
Total	$77,215	$11,088	$18,487	$15,664	$31,976

The table above reflects obligations for all leases signed for restaurants to be opened but does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. We have evaluated and determined that we do not have any purchase obligations as defined in the SEC Final Rule No. 67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2013.

Critical Accounting Policies

Critical accounting policies are those that we believe are most important to the portrayal of our financial condition and results of operations and also require our most difficult, subjective or complex judgments. Judgments or uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. We consider the following policies to be the most critical in understanding the judgment that is involved in preparing our consolidated financial statements.

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

We closed our West Palm Beach, Florida and Sugar Land, Texas restaurants during the third quarter of 2011. We had previously recorded non-cash asset impairment charges for these two locations along with four other underperforming restaurants. We continue to monitor the operating performance of each individual restaurant. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

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

We record contingent rent expense based on a percentage of restaurant sales amounts that exceed a specified sales threshold, over the periods the liability is incurred. Contingent rent expense is recorded prior to achievement of specified sales levels if achievement of such amounts is considered probable and estimable.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse. The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we have sufficient taxable income within the carryback and carryforward periods permitted by tax law to allow for utilization of the deductible amounts and carryforwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would reduce our provision for income taxes.

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option awards, which requires the use of a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We also estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statement of comprehensive income. We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation reserve on deferred tax assets.

We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Recent Accounting Pronouncements

See the Recently Issued Accounting Standards section of Note 1 to our consolidated financial statements for a summary of new accounting standards.

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

We may also face market risk exposure due to the variable interest rates on the credit line obtained from KeyBank. Interest on the loans is subject to adjustment based on changes to the LIBOR rate. Interest rate fluctuations may adversely impact our financial condition or results of operations.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 1992. Based upon this evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2014 Annual Meeting of Stockholders.

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

(3)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (6)
3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (7)

Exhibit Number	Exhibit

4.1	Form of Common Stock Certificate (3)
10.10*	Kona Grill, Inc. 2002 Stock Plan (as of November 13, 2002) (1)
10.11*	Kona Grill, Inc. 2005 Stock Award Plan (2)
10.12*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (4)
10.15* 10.16*	Form of Stock Option Agreement (2005 Stock Award Plan) (5) Kona Grill, Inc. 2012 Stock Award Plan (10)
10.30*	Employment Agreement, dated as of January 30, 2012, between the Company and Berke Bakay (8)
10.35

Mediated Settlement Agreement by and between Sugar Land Mall, LLC f/k/a GGP-Sugar Land Mall, LP and KDGE Kona Grill, Inc., Kona Grill, Inc. and Kona Texas Restaurant, Inc. f/k/a Texas Kona Grill, Inc. dated September 14, 2012 (9)

10.36	Form of Stock Option Agreement (2012 Stock Award Plan)(**)
10.37

Credit Agreement by and among Kona Grill, Inc. as borrower, the Lending Institutions named therein (as Lenders) and KeyBank National Association (as the Administrative Agent dated as of April 19, 2013 (11)

10.38	Subsidiary Guaranty made by the subsidiary guarantors listed therein and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (11)
10.39

Pledge and Security Agreement among Kona Grill, Inc., Kona Restaurant Holdings, Inc., Kona Sushi, Inc., Kona Macadamia, Inc., Kona Texas Restaurants, Inc. and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (11)

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
101

The following materials from Kona Grill Inc.’s Annual Report on Form 10-K for the years ended December 31, 2013, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed with the Commission on June 3, 2005.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.
(3)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
(4)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.
(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on January 30, 2012.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2012.
(10)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-187314), as filed with the Commission on March 15, 2013.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed April 24, 2013.
(**)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Commission on March 15, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.

/s/ Berke Bakay
Berke Bakay
President and Chief Executive Officer
Date: March 31, 2014

POWER OF ATTORNEY

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

	President, Chief Executive Officer and	March 31, 2014
/s/ Berke Bakay	Director (Principal Executive Officer)
Berke Bakay
	Chief Financial Officer	March 31, 2014
/s/ Christi Hing	(Principal Financial and Accounting
Christi Hing	Officer)

/s/ Richard J. Hauser	Director	March 31, 2014
Richard J. Hauser

/s/ James R. Jundt	Director	March 31, 2014
James R. Jundt

/s/ Marcus E. Jundt	Director	March 31, 2014
Marcus E. Jundt

/s/ Leonard Newman	Director	March 31, 2014
Leonard Newman

/s/ Steven W. Schussler	Director	March 31, 2014
Steven W. Schussler

/s/ Anthony L. Winczewski	Director	March 31, 2014
Anthony L. Winczewski

KONA GRILL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 31, 2014

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$5,881	$7,989
Investments	177	177
Receivables	845	286
Other current assets	1,499	1,134
Total current assets	8,402	9,586
Other assets	1,114	812
Property and equipment, net	40,352	28,927
Total assets	$49,868	$39,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,726	$1,851
Accrued expenses	8,652	6,526
Current portion of debt obligations	3,500	165
Total current liabilities	14,878	8,542
Debt obligations	—	205
Deferred rent	12,632	11,710
Total liabilities	27,510	20,457
Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,718,922 shares issued and 8,602,722 shares outstanding at December 31, 2013 and 8,663,069 shares issued and 8,546,869 shares outstanding at December 31, 2012	87	87
Additional paid-in capital	54,083	53,305
Accumulated deficit	(30,812)	(33,524)
Treasury stock, at cost, 116,200 shares at December 31, 2013 and 2012	(1,000)	(1,000)
Total stockholders’ equity	22,358	18,868
Total liabilities and stockholders’ equity	$49,868	$39,325

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Restaurant sales	$98,250	$96,021	$93,657
Costs and expenses:
Cost of sales	26,853	26,246	25,579
Labor	33,166	31,968	30,896
Occupancy	6,702	6,253	6,573
Restaurant operating expenses	13,456	13,534	13,977
General and administrative	7,854	7,037	8,395
Pre-opening expense	1,162	—	—
Depreciation and amortization	5,918	5,749	5,856
Insurance recoveries and other	32	(120)	—
Total costs and expenses	95,143	90,667	91,276
Income from operations	3,107	5,354	2,381
Nonoperating income (expenses):
Write off of deferred financing costs and other	(66)	—	—
Interest expense, net	(160)	(66)	(58)
Income from continuing operations before provision for income taxes	2,881	5,288	2,323
Provision for income taxes	169	36	9
Income from continuing operations	2,712	5,252	2,314
Loss from discontinued operations, net of tax	—	(466)	(288)
Net income	$2,712	$4,786	$2,026

Net income per share – Basic (Note 1):
Continuing operations	$0.32	$0.60	$0.25
Discontinued operations	—	(0.05)	(0.03)
Net income	$0.32	$0.55	$0.22

Net income per share – Diluted (Note 1):
Continuing operations	$0.31	$0.59	$0.24
Discontinued operations	—	(0.05)	(0.03)
Net income	$0.31	$0.54	$0.21

Weighted average shares outstanding (Note 1):
Basic	8,573	8,726	9,242
Diluted	8,762	8,868	9,428

Comprehensive income	$2,712	$4,786	$2,026

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2010	9,187	$93	$58,232	$(40,336)	$(1,000)	$16,989
Stock-based compensation	—	—	531	—	—	531
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	197	2	559	—	—	561
Purchase and retirement of common stock	(428)	(4)	(2,419)	—	—	(2,423)
Net income	—	—	—	2,026	—	2,026
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						2,026
Balances at December 31, 2011	8,956	91	56,903	(38,310)	(1,000)	17,684
Stock-based compensation	—	—	398	—	—	398
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	384	4	1,532	—	—	1,536
Purchase and retirement of common stock	(793)	(8)	(5,528)	—	—	(5,536)
Net income	—	—	—	4,786	—	4,786
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						4,786
Balances at December 31, 2012	8,547	87	53,305	(33,524)	(1,000)	18,868
Stock-based compensation	—	—	584	—	—	584
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	80	—	310	—	—	310
Purchase and retirement of common stock	(24)	—	(203)	—	—	(203)
Tax benefits for stock option exercises	—	—	87	—	—	87
Net income	—	—	—	2,712	—	2,712
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						2,712
Balances at December 31, 2013	8,603	$87	$54,083	$(30,812)	$(1,000)	$22,358

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$2,712	$4,786	$2,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,708	5,735	5,891
Stock-based compensation	584	398	531
Excess income tax benefits from stock option exercises	(87)	—	—
Loss on disposal of assets	210	14	119
Gain on insurance recoveries	—	(317)	—
Amortization of deferred financing costs	79	16	—
Write off of deferred financing costs	66	—	—
Change in operating assets and liabilities:
Receivables	(559)	34	7
Other current assets	(365)	69	9
Accounts payable	200	52	(370)
Accrued expenses	(10)	(1,571)	1,999
Deferred rent	922	(1,864)	(2,536)
Net cash provided by operating activities	9,460	7,352	7,676
Investing activities
Purchase of property and equipment	(14,445)	(1,794)	(1,492)
(Increase) decrease in other assets	(91)	18	(46)
Net cash used in investing activities	(14,536)	(1,776)	(1,538)
Financing activities
Debt borrowings	3,500	500	—
Debt repayments	(370)	(262)	(504)
Fees paid for credit facility	(356)	(152)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	310	1,536	561
Excess income tax benefits from stock option exercises	87	—	—
Purchase and retirement of common stock	(203)	(5,536)	(2,423)
Net cash provided by (used in) financing activities	2,968	(3,914)	(2,366)
Net (decrease) increase in cash and cash equivalents	(2,108)	1,662	3,772
Cash and cash equivalents at the beginning of the year	7,989	6,327	2,555
Cash and cash equivalents at the end of the year	$5,881	$7,989	$6,327

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$112	$26	$31
Cash paid for income taxes, net of refunds	$100	$64	$97
Noncash investing activities
Accounts payable and accrued expenses related to property and equipment purchases	$3,112	$214	$275

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates polished casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of flavorful American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of December 31, 2013, we owned and operated 25 restaurants in 17 states throughout the United States. Subsequent to December 31, 2013, we opened a new restaurant in Fort Worth, Texas on February 6, 2014.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Furniture and fixtures (years)	5	-	7
Equipment (years)	2	-	7
Computer software and electronic equipment (years)		3
Leasehold improvements	Shorter of the useful life or the lease term

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

Leases

We lease our restaurant locations under operating lease agreements with initial terms of approximately 10 to 20 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales which exceed the minimum base sales threshold. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, we record the total rent payable over the initial lease term, starting on the date we gain possession of the property (including the construction period), on a straight-line basis. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the term of the lease.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Sales Taxes

Revenues are presented net of sales taxes. The sales tax obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for 2013, 2012 and 2011 was $382,000, $473,000 and $827,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of comprehensive income. We maintain a customer loyalty club (the Konavore program), an email-based marketing program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. The Konavore loyalty program offers members a discount coupon upon enrolling in the program and a discount coupon for a member’s birthday. These coupons are recognized upon redemption and recorded in the financial statements as a sales discount. Costs associated with the redemption of a promotion in the form of a coupon for discounted product are recorded in cost of sales as these coupons are typically redeemed with the purchase of additional food and beverage items. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

Preopening Expense

Costs directly related to the opening of new restaurants, including employee relocation, travel, employee payroll and related training costs, and rent expense subsequent to the date we take possession of the property through the restaurant opening are expensed as incurred.

Insurance Recoveries and Other

Insurance recoveries and other represent an insurance settlement for property and facility damage and for a business interruption claim, net of other non-recurring items incurred. In 2012, we recognized a gain of $317,000 for business interruption and furniture replacement claims associated with a fire at our Troy, Michigan restaurant. We also recognized additional tax expense for sales tax audit matters in 2013 and 2012. See Note 6.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method. For 2013, 2012 and 2011, there were 76,000, 452,000 and 717,000 stock options and warrants outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$2,712	$5,252	$2,314
Loss from discontinued operations, net of tax	—	(466)	(288)
Net income	$2,712	$4,786	$2,026
Denominator:
Weighted average shares — basic	8,573	8,726	9,242
Effect of dilutive stock options and warrants	189	142	186
Weighted average shares — diluted	8,762	8,868	9,428

Net income per share – Basic:
Continuing operations	$0.32	$0.60	$0.25
Discontinued operations	—	(0.05)	(0.03)
Net income	$0.32	$0.55	$0.22

Net income per share – Diluted:
Continuing operations	$0.31	$0.59	$0.24
Discontinued operations	—	(0.05)	(0.03)
Net income	$0.31	$0.54	$0.21

Recently Issued Accounting Standards

Effective January 1, 2013, the Company adopted Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The adoption of ASU 2013-02 concerns presentation and disclosure only and did not have an impact on the Company’s consolidated financial position or results of operations.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  Discontinued Operations

During 2011, we closed our West Palm Beach, Florida and Sugar Land, Texas restaurants based on their operating performance. We recognized $288,000, net of deferred rent write-offs, of costs associated with estimated lease termination costs, severance, relocation, and other exit costs in 2011. These charges were included in Loss from Discontinued Operations in our consolidated statements of comprehensive income. We settled all outstanding lease exit costs with the landlord of the West Palm Beach location under the provisions of an early lease termination agreement and accrued $618,000 for Sugar Land lease termination costs at December 31, 2011.

In the second quarter of 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. In September 2012, we entered into an agreement with the landlord to settle all outstanding lease termination obligations for $950,000. Loss from Discontinued Operations, net of tax benefits, totaled $466,000 in 2012, and primarily related to the incremental lease termination costs and related attorney fees.

3.  Investments

The following is a summary of our investments (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
December 31, 2013
Short-term investments:
Certificates of deposit	$177	$—	$177
Total investments	$177	$—	$177
December 31, 2012
Short-term investments:
Certificates of deposit	$177	$—	$177
Total investments	$177	$—	$177

4.  Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at December 31, 2013 and 2012, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

December 31, 2012	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

5.  Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Leasehold improvements	$55,810	$49,420
Equipment	15,808	13,791
Furniture and fixtures	4,768	3,611
	76,386	66,822
Less accumulated depreciation and amortization	(40,324)	(37,931)
	36,062	28,891
Construction in progress	4,290	36
Total property and equipment, net	$40,352	$28,927

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Accrued payroll	$2,557	$2,479
Accrued construction & remodel (1)	2,275	52
Gift cards	1,586	1,351
Sales taxes (2)	907	1,332
Business and income taxes	328	312
Accrued occupancy	264	328
Other	735	672
Total accrued expenses	$8,652	$6,526

(1)	Balance is attributable to property additions for our new restaurants and remodels.
(2)

As of December 31, 2012, Sales taxes includes a net sales tax adjustment and interest of $274,000 associated with a sales tax audit settlement during 2012 pertaining to prior years that was not material to those years or 2012. The net sales tax amount is included in Insurance Recoveries and Other and the interest is included in Interest Expense.

7.  Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit (the “Credit Facility”) with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank” collectively with Key Bank, the “Lenders”). The Credit Facility replaced the prior $6.5 million credit line with Stearns Bank (the “Credit Line”). The Credit Facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility.

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $70,000 in interest expense in 2013.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2013, we borrowed $3.5 million against the Credit Facility at the one-month LIBOR rate, which was at 3.42% during the period, including the LIBOR margin. The $3.5 million was outstanding at December 31, 2013.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. We were in compliance with such covenants at December 31, 2013, except for a technical event of default related to the litigation described in Note 12 to the consolidated financial statements. As a result, borrowings under the Credit Facility have been classified as a current liability at December 31, 2013.

Prior to closing on the Credit Facility, we had loan agreements with Stearns Bank for a $0.5 million Term Loan and a $6.5 million Credit Line. We did not have any borrowings under the Stearns Bank Credit Line prior to its termination in April 2013. We utilized existing cash to pay off the outstanding balance on the Stearns Bank Term Loan on April 19, 2013 and wrote off $66,000 in deferred financing costs related to the prior loan agreements during the second quarter of 2013.

Fees incurred for the KeyBank Credit Facility totaled $356,000. Unamortized fees of $348,000, which include $54,000 related to the prior loan agreements as the Credit Facility was considered a modification of those prior agreements, are included in other assets in the consolidated balance sheet at December 31, 2013. Such fees are amortized over the life of the Credit Facility. Loan fee amortization during 2013 and 2012 was $79,000 and $16,000, respectively.

Future maturities of borrowings under the Credit Facility at December 31, 2013 are as follows (in thousands):

2014	$3,500
Thereafter	—
Total	$3,500

During 2013, 2012 and 2011, we incurred gross interest expense of $171,000, $67,000 and $61,000, respectively. We capitalized $7,000 of interest costs in 2013.

8.     Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$71	$—	$—
State	98	36	9
	169	36	9
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$169	$36	$9

Income tax expense differed from amounts computed by applying the federal statutory rate to income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense at federal statutory rate	$979	$1,798	$790
State income taxes, net of federal benefit	91	56	(72)
Nondeductible expenses	394	365	447
Stock-based compensation	64	146	201
Business tax credit	(1,057)	(1,018)	(1,067)
Other (1)	(142)	(120)	(85)
Change in valuation reserve	(160)	(1,191)	(205)
Total	$169	$36	$9

(1)

For the year ended December 31, 2013, Other includes $26,000 from federal NOL carrybacks. For the year ended December 31, 2012 and 2011, Other includes $48,000 and $85,000, respectively, for the reduction in unrecognized tax benefits due to the lapse of the statute of limitations.

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforward	$831	$1,622
Deferred rent	4,735	4,393
Business tax credits	7,462	6,811
Organizational and preopening costs	48	58
Impairment of assets	2,921	3,069
Stock-based compensation	377	265
Accrued expenses	59	—
Property and equipment	(2,656)	(2,142)
Accelerated tax depreciation	2,497	2,495
Other	349	212
Net deferred tax assets	16,623	16,783
Valuation allowance	(16,623)	(16,783)
Total	$—	$—

The valuation allowance decreased by $160,000 and $1,024,000 at December 31, 2013 and 2012, respectively. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on historical operating losses, we maintain a full valuation allowance until realization of deferred tax assets is more likely than not.

At December 31, 2013, we have approximately $19.3 million in state net operating loss carryforwards, which begin expiring in 2014. We also have federal business tax credit carryforwards of approximately $7.5 million which begin expiring in 2023. These credits and certain state net operating loss carryforwards are also subject to annual limitations due to ownership change rules under the Internal Revenue Code.

As of December 31, 2013 and 2012, we had none and $1,000 of unrecognized tax benefits, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	December 31,
	2013	2012
Beginning balance	$1	$36
Additions related to current year tax positions	—	—
Additions related to tax positions taken during the prior period	—	—
Reductions related to settlements with taxing authorities	—	—
Reductions due to lapse of statute of limitations	(1)	(35)
Ending balance	$—	$1

We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2013 and 2012, provision for income taxes includes no interest and penalties on unrecognized tax benefits. For the year ended December 31, 2011, provision for income taxes includes $4,000 in interest and penalties on unrecognized tax benefits. We had none accrued for the payment of interest and penalties at December 31, 2013.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

9.  Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2013 or 2012.

Common Stock

Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5,000,000 of common stock. We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock. As of December 31, 2013, we have spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization, with $203,000 of stock purchases during 2013.

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

Warrants

In 2009, we issued to the noteholders of the bridge loan three-year warrants, exercisable through March 6, 2012, to purchase 120,000 shares of our common stock at an aggregate exercise price per share of $2.29. The exercise price was equal to 120% of the five-day average of the closing price of our common stock during the five trading days prior to the date of issuance. Warrants exercised during 2012 and 2011 totaled 100,000 and 10,000, respectively.

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

We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012. Any award granted earlier under the 2005 Plan continues to be governed by the terms of that plan. The 2012 Plan was approved by our shareholders in May 2012. Upon effectiveness of the 2012 Plan, no further awards were granted under the 2005 Plan, and the available share reserve under the 2005 Plan was added to the share reserve under the 2012 Plan. The total shares of common stock reserved for issuance under the 2012 Plan totaled 2,200,000, of which 581,925 shares were available for grant as of December 31, 2013.

We account for stock-based compensation using the fair value recognition provisions. Compensation expense is recognized ratably over the vesting term of the option. The following table presents information related to stock-based compensation (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock-based compensation	$584,000	$398,000	$531,000

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

	2013	2012	2011
Expected volatility	38.8%	58.5%	59.9%
Risk-free interest rate	0.6%	0.6%	1.2%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.4	3.6	3.6
Weighted average fair value per option granted	$2.53	$2.87	$2.57

Activity during 2013, 2012, and 2011 under our stock award plans was as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2010	884,806	$6.28
Granted	485,750	5.80
Forfeited	(252,450)	8.55
Exercised	(217,125)	3.18
Outstanding options at December 31, 2011	900,981	6.13
Granted	402,800	6.66
Forfeited	(350,500)	8.07
Exercised	(279,339)	4.55
Outstanding options at December 31, 2012	673,942	6.09
Granted	276,800	8.87
Forfeited	(90,104)	9.39
Exercised	(77,341)	3.63
Outstanding options at December 31, 2013	783,297	$6.94	3.2	$9,074,000

Exercisable at December 31, 2013	285,960	$6.04	2.8	$3,569,000

The intrinsic value of options exercised during 2013, 2012, and 2011 was $527,000, $646,000 and $632,000, respectively. The total fair value of shares vested during 2013, 2012, and 2011 was $489,000, $262,000 and $510,000, respectively. As of December 31, 2013, there was approximately $928,000 of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.4 years.

Information regarding options outstanding and exercisable at December 31, 2013 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 1.92	–	$ 4.99	106,772	1.6	$4.08	59,847	$3.75
$ 5.15	–	$ 8.71	663,225	3.4	$7.29	226,113	$6.64
$11.82	–	$12.54	13,300	4.5	$11.96	—	$—
			783,297	3.2	$6.94	285,960	$6.04

11.   Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2013, 2012, and 2011 were $219,000, $174,000 and $167,000, respectively.

Employee Stock Purchase Plan

During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95% of the fair market value of common stock on the last day of the applicable offering period. During 2013, 2012, and 2011, 2,610 shares, 4,948 shares and 6,799 shares, respectively, were purchased under the ESPP.

12.   Commitments and Contingencies

Leases

We lease our restaurant locations under operating leases having terms expiring from 2016 to 2029. The leases typically include renewal clauses of five years exercisable at the option of our company and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement. The leases typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs. We also lease office facilities and certain equipment under operating lease agreements.

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Straight-line minimum base rent	$6,160	$5,992	$6,236
Contingent rent	99	128	159
Total rent	$6,259	$6,120	$6,395

As of December 31, 2013, future minimum lease payments under operating leases, including all signed leases for restaurants to be opened and excluding unexercised renewal options periods, were as follows (in thousands):

2014	$7,548
2015	8,998
2016	9,489
2017	8,211
2018	7,453
Thereafter	31,976
Total minimum lease payments	$73,675

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

On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to default judgment of approximately $3.5 million entered into on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss vs. Kona Macadamia, Inc. and Anthony Deangelo, revolves around a fight that two restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff.

The Company was not made aware that a default judgment had been entered against Macadamia until early February 2014 due to an oversight in administration involving the transition of responsibilities for a former employee as the underlying claim was filed on December 2012 and served on Macadamia’s registered agent. The Company believes that it has adequately addressed its litigation procedures process so that a claim such as this is addressed on a timely basis.

The Company has not recorded any liability for this matter as it believes, based upon advice of counsel, that the default judgment should be set aside under Missouri law. In addition, the Company believes that it has a strong defense to the underlying liability claim asserted by the plaintiff and insurance coverage for the claim should the default judgment be set aside. A hearing has been set for the Company’s motion on April 3, 2014.

Sugar Land Lease Termination Costs

During the third quarter of 2011, we closed our Sugar Land restaurant and recognized $618,000 associated with estimated lease termination costs. On April 18, 2012, the landlord, Sugar Land Mall, LLC, commenced an action against us in the District Court for Fort Bend County, Texas, seeking outstanding rent and charges for the remaining term of the lease, attorney fees, clean-up and other expenses associated with the re-letting of the premise, as well as unspecified damages. In September 2012, we entered into an agreement with the landlord to settle all outstanding lease termination obligations for $950,000. The incremental lease termination costs and related attorney fees were included in Loss from Discontinued Operations in our consolidated statements of comprehensive income.

13.   Selected Quarterly Financial Data (Unaudited)

Summarized quarterly unaudited financial data for 2013 and 2012 is as follows (in thousands, except per share data):

	2013
	March 31	June 30	September 30	December 31
Restaurant sales	$23,496	$25,796	$24,507	$24,451
Income (loss) from continuing operations.	1,004	1,557	660	(509)
Loss from discontinued operations	—	—	—	—
Net income (loss)	1,004	1,557	660	(509)
Diluted net income (loss) per share (1)	$0.12	$0.18	$0.08	$(0.06)

	2012
	March 31	June 30	September 30	December 31
Restaurant sales	$24,155	$24,992	$23,887	$22,987
Income from continuing operations.	1,184	1,814	1,370	884
Loss from discontinued operations	—	(47)	(386)	(33)
Net income	1,184	1,767	984	851
Diluted net income per share (1)	$0.13	$0.20	$0.11	$0.10

(1)	Net income (loss) per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.