Form 10-Q
period 2014-03-31
KONA GRILL INC
filed 2014-05-02
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2014

or

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

 Yes ☐      No ☒

As of April 30, 2014, there were 8,614,417 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,945	$5,881
Short-term investments	178	177
Receivables	98	845
Other current assets	1,331	1,499
Total current assets	6,552	8,402
Other assets	1,124	1,114
Property and equipment, net	41,428	40,352
Total assets	$49,104	$49,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,916	$2,726
Accrued expenses	7,434	8,652
Current portion of debt obligations	—	3,500
Total current liabilities	9,350	14,878
Debt obligations	3,500	—
Deferred rent	13,400	12,632
Total liabilities	26,250	27,510

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 8,730,617 shares issued and 8,614,417 shares outstanding at March 31, 2014; 8,718,922 shares issued and 8,602,722 shares outstanding at December 31, 2013	87	87
Additional paid-in capital	54,328	54,083
Accumulated deficit	(30,561)	(30,812)
Treasury stock, at cost, 116,200 shares at March 31, 2014 and December 31, 2013	(1,000)	(1,000)
Total stockholders’ equity	22,854	22,358
Total liabilities and stockholders’ equity	$49,104	$49,868

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Restaurant sales	$27,616	$23,496
Costs and expenses:
Cost of sales	7,510	6,453
Labor	9,426	7,866
Occupancy	1,843	1,615
Restaurant operating expenses	3,848	3,171
General and administrative	2,576	1,875
Preopening expense	390	—
Depreciation and amortization	1,687	1,429
Total costs and expenses	27,280	22,409
Income from operations	336	1,087
Interest expense, net	(60)	(3)
Income before income taxes	276	1,084
Provision for income taxes	25	80
Net income	$251	$1,004

Net income per share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12

Weighted average shares used in computation:
Basic	8,609	8,543
Diluted	8,882	8,643

Comprehensive income	$251	$1,004

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net income	$251	$1,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,687	1,429
Stock-based compensation	201	143
Amortization of deferred financing costs	26	4
Change in operating assets and liabilities:
Receivables	747	14
Other current assets	167	(62)
Accounts payable	(243)	(83)
Accrued expenses	150	(1,085)
Deferred rent	768	(508)
Net cash provided by operating activities	3,754	856

Investing activities
Purchase of property and equipment	(4,697)	(387)
Change in other assets	(37)	(6)
Net cash used in investing activities	(4,734)	(393)

Financing activities
Debt repayments	—	(41)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	44	110
Purchase and retirement of common stock	—	(203)
Net cash provided by (used in) financing activities	44	(134)

Net (decrease) increase in cash and cash equivalents	(936)	329
Cash and cash equivalents at the beginning of the period	5,881	7,989
Cash and cash equivalents at the end of the period	$4,945	$8,318

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$14	$5
Cash paid for income taxes, net of refunds	$43	$28

Noncash investing activities
Accounts payable and accruals related to property and equipment	$1,178	$165

See accompanying notes to condensed consolidated financial statements.

 KONA GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. We own and operate 26 restaurants in 17 states throughout the United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

2.     Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

March 31, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$178	$—	$178

December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	$177

3.     Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended March 31,
	2014	2013
(In thousands, except per share data)
Numerator:
Net income	$251	$1,004
Denominator:
Weighted average shares — Basic	8,609	8,543
Effect of dilutive stock options	273	100
Weighted average shares — Diluted	8,882	8,643
Net income per share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12

For the three months ended March 31, 2014 and 2013, there were 296,000 and 374,000 stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4.     Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Leasehold improvements	$59,599	$55,810
Equipment	16,651	15,808
Furniture and fixtures	5,236	4,768
	81,486	76,386
Less accumulated depreciation and amortization	(42,011)	(40,324)
	39,475	36,062
Construction in progress	1,953	4,290
Total property and equipment, net	$41,428	$40,352

5.     Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued payroll and related liabilities	$2,816	$2,557
Accrued construction and remodel costs(1)	907	2,275
Gift card liability	1,289	1,586
Accrued taxes	1,370	1,235
Occupancy related expenses	183	264
Other	869	735
	$7,434	$8,652

(1)     Balance is attributable to property additions for our new restaurants and remodels.

6.     Debt and Credit Agreements

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

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $21,000 in interest expense during the first quarter of 2014.

During the fourth quarter of 2013, we borrowed $3.5 million against the Credit Facility at the one-month LIBOR rate and we renewed the borrowings each month during the first quarter of 2014. The $3.5 million in borrowings was outstanding at March 31, 2014 and the average borrowing rate for the quarter was approximately 3.41%, including the LIBOR margin.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. As of December 31, 2013, there was a technical event of default related to the matter described in Note 10 and accordingly, all borrowings under the Credit Facility were classified as a current liability as of December 31, 2013. The default judgment was subsequently set aside on April 7, 2014, and we were in compliance with all covenants at March 31, 2014. Therefore, all borrowings under the Credit Facility were classified as long-term liabilities as of March 31, 2014.

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

Fees incurred for the KeyBank Credit Facility totaled $356,000. Unamortized fees of $322,000 at March 31, 2014 are amortized over the life of the Credit Facility and included in other assets in the consolidated balance sheet. Loan fee amortization during the first quarter of 2014 and 2013 was $26,000 and $4,000, respectively.

7.     Income Taxes

During the three months ended March 31, 2014 and 2013, we recorded a provision for income taxes of $25,000 and $80,000, respectively. The income tax provision for the three months ended March 31, 2014 and 2013 consists of certain federal and state tax expenses for which no federal or state net operating losses or other credits exist.

At March 31, 2014, we had deferred tax assets primarily related to state net operating loss carryforwards and FICA tip credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the FICA tip credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.     Stock-Based Compensation

The fair value of stock options granted during the three months ended March 31, 2014 and 2013 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Expected volatility	36.9%	38.9%
Risk-free interest rate	0.7%	0.6%
Expected option life (in years)	2.9	3.4
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$4.13	$2.49

The following table summarizes our stock option activity for the three months ended March 31, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2013	783,297	$6.94
Granted	295,900	16.12
Forfeited	(1,500)	13.25
Exercised	(11,322)	3.28
Outstanding options at March 31, 2014	1,066,375	$9.51	3.5	$11,577,000
Exercisable at March 31, 2014	422,788	$6.47	2.8	$5,876,000

We recognized stock-based compensation expense of $201,000 and $143,000 during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, there was $1,776,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.7 years.

The total shares of common stock reserved for issuance totaled 2,200,000, of which 287,525 shares were available for grant as of March 31, 2014.

9.     Stock Purchase and Retirement Program

In May 2012, our Board of Directors authorized a stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock. The authorization of the program does not have an expiration date and it does not require us to purchase a specific dollar amount of shares. This authorization may be modified, suspended or terminated at any time. The timing and number of shares purchased pursuant to the share purchase authorization are subject to a number of factors, including current market conditions, legal constraints and available cash.

As of March 31, 2014, we have spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization. We did not repurchase any shares during the first quarter of 2014 and purchased $203,000 of stock during the first quarter of 2013.

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

On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to a default judgment of approximately $3.5 million entered into on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss v. Kona Macadamia, Inc. and Anthony Deangelo, revolves around a fight that two alleged restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff.

Following the hearing held on April 3, 2014, the Circuit Court issued a written order on April 7, 2014 granting Macadamia’s Motion to Set Aside Default Judgment. The underlying personal injury case is proceeding in the Circuit Court, and on April 16, 2014, Macadamia filed its answer to the plaintiff’s complaint. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 contained in our 2013 Annual Report on Form 10-K.

Certain information included in this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, expectations, intentions and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that could cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2013 and other reports filed from time to time with the SEC.

Overview

We currently own and operate 26 restaurants located in 17 states. We operate as a single segment for reporting purposes. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per person, offers our customers an attractive price-value proposition.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. While many segments within the restaurant industry have experienced a decline in same-store sales and customer traffic during recent quarters, our same-store sales increased 6.2% in the first quarter of 2014 compared to a 2.6% same-store sales decline in the prior year first quarter. The increase in comparable restaurant sales during the quarter is primarily due to a 4.2% increase in customer traffic driven in part by the remodels in the fourth quarter of 2013 and the strength and popularity of our concept coupled with a higher average check per person of 2.0% from a 3% menu price increase in March 2013. We believe consumer sentiment continues to remain cautious amid continuing macroeconomic uncertainties, as many segments within the restaurant industry reported negative same-store sales and overall traffic declines throughout 2013 and the first quarter of 2014. We also believe improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive customer traffic and higher customer check averages in casual dining restaurants in general and our restaurants in particular.

We continue to focus on growing sales while remaining disciplined with our costs. The average unit volume of our comparable base restaurants was $1.1 million, or $154 per square foot in the first quarter of 2014 compared to $1.0 million, or $145 per square foot in the first quarter of 2013. Our average unit volume grew 6.2% year over year despite the severe winter weather conditions, continuing cautious consumer spending and a highly competitive industry landscape. Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, was $5.0 million, or 18.1% as a percentage of restaurant sales in the first quarter of 2014 and includes operating inefficiencies of three new restaurants that opened in the past two quarters. Restaurant operating profit in the prior year same quarter was $4.4 million, or 18.7% as a percentage of sales.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take approximately six to twelve months to achieve operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales.

The majority of our general and administrative costs are fixed costs. Over the longer term, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes. We expect our general and administrative costs for 2014 to increase in absolute dollars while remaining comparable to the 2013 level as a percentage of sales as we make additional investments in development and operations personnel to accelerate new unit growth. The increase in 2014 also reflects our estimate of higher stock-based compensation expense and higher professional fees associated with being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act resulting from our higher market capitalization.

Our goal over the next five years is to grow organically and double our restaurant sales, which translates to an approximately 15% compounded annual growth rate. We plan to open five new restaurants in 2014, including the Fort Worth location that opened on February 6, 2014. We plan to open a restaurant in El Paso, Texas during the summer of 2014 and three restaurants during the fourth quarter of 2014. We currently have four additional signed leases for new restaurant openings and continue to work diligently to build a strong pipeline to achieve our growth objectives.

We incurred preopening expense of $0.4 million during the first quarter of 2014, attributable to the Fort Worth opening and preparation for the opening of the El Paso location during the summer. Although the actual preopening expenses for a particular location depend upon numerous factors, these expenses were in line with our historical cash preopening expenses of approximately $400,000 per location, and non-cash preopening rent expense that typically ranges from $50,000 to $100,000 per location. We expect to incur additional preopening expense in 2014 as unit expansion efforts accelerate. Accordingly, we expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants.

Key measures we use to evaluate and assess our business include the following:

Number of Restaurant Openings. Number of restaurant openings reflects the number of restaurants opened during a particular reporting period.

Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. We adjust the sales included in the same-store sales calculation for restaurant closures, primarily as a result of remodels, so that the periods will be comparable. Same-store sales growth can be generated by an increase in customer traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount. There were 23 restaurants in the comparable restaurant base as of March 31, 2014 and 2013.

Average Weekly Sales. Average weekly sales represent the average of restaurant sales for the comparable restaurant base measured over consecutive Monday through Sunday time periods.

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

Provision for Income Taxes. Provision for income taxes reflects management’s best estimate of its effective tax rate expected to be applicable for the full fiscal year. This estimate will be re-evaluated by management each quarter based on the Company’s estimated income tax expense for the year.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Change in restaurant sales	17.5%	(2.7)%
Same-store sales percentage change (1)	6.2%	(2.6)%
Average weekly sales – comparable restaurant base (2)	$84,767	$79,785
Average unit volume (in thousands) (2)	$1,090	$1,026
Sales per square foot (2)	$154	$145
Restaurant operating profit (in thousands) (3)	$4,989	$4,391
Restaurant operating profit as a percentage of sales (3)	18.1%	18.7%

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

The following tables set forth our calculation of restaurant operating profit and reconciliation to income from operations, the most comparable U.S. GAAP measure.

	Three Months Ended March 31,
	2014	2013
(In thousands)
Restaurant sales	$27,616	$23,496
Costs and expenses
Cost of sales	7,510	6,453
Labor	9,426	7,866
Occupancy	1,843	1,615
Restaurant operating expenses	3,848	3,171
Restaurant operating profit	4,989	4,391
Deduct – other costs and expenses
General and administrative	2,576	1,875
Preopening	390	—
Depreciation and amortization	1,687	1,429
Income from operations	$336	$1,087

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2014	2013
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	27.2	27.5
Labor	34.1	33.5
Occupancy	6.7	6.9
Restaurant operating expenses	13.9	13.5
Restaurant operating profit	18.1	18.7
Deduct – other costs and expenses
General and administrative	9.3	8.0
Preopening	1.4	—
Depreciation and amortization	6.1	6.1
Income from operations	1.2%	4.6%

 Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended March 31,
	2014	2013
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	27.2	27.5
Labor	34.1	33.5
Occupancy	6.7	6.9
Restaurant operating expenses	13.9	13.5
General and administrative	9.3	8.0
Preopening	1.4	—
Depreciation and amortization	6.1	6.1
Total costs and expenses	98.8	95.4
Income from operations	1.2	4.6
Interest expense, net	(0.2)	(0.0)
Income before income taxes	1.0	4.6
Provision for income taxes	0.1	0.3
Net income	0.9%	4.3%

Certain amounts may not sum due to rounding.

Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Restaurant Sales. Restaurant sales increased $4.1 million, or 17.5% to $27.6 million during the first quarter of 2014 from $23.5 million in the first quarter of 2013. Sales from our three recently opened restaurants, including Boise, The Woodlands and Fort Worth, contributed $2.7 million to the total increase. Despite severe winter weather conditions in some regions of the country, cautious consumer spending and an increasingly competitive environment, our same store sales increased 6.2% year over year, primarily due to a 4.2% increase in customer traffic driven in part by the remodels in the fourth quarter of 2013 and the strength and popularity of our concept. Our same store sales increase also reflected a 2.0% increase in average check per person from a 3% menu price increase in March 2013.

Cost of Sales. Cost of sales increased to $7.5 million, or 16.4%, in the first quarter of 2014 compared to $6.5 million in the prior year period. Cost of sales as a percentage of restaurant sales improved 0.3%, decreasing to 27.2% from 27.5% as we experienced decreases in meat, dry goods and produce costs during the quarter partially offsetting pricing pressure on seafood. Furthermore, improved management of liquor and wine cost more than offset higher beer cost as a percentage of sales. The lower cost of sales as a percentage of sales also reflected the benefit of the aforementioned menu price increase.

Labor. Labor costs for our restaurants were $9.4 million and $7.9 million in the first quarter of 2014 and 2013, respectively. The year over year increase was a function of the higher sales volume and labor cost associated with our three recently opened restaurants. Labor expenses as a percentage of restaurant sales increased to 34.1% from 33.5% in the prior year period, driven mainly by direct labor inefficiencies associated with our new locations. Labor cost as a percentage of sales is expected to trend higher than prior year as we expect some labor inefficiencies from new restaurant openings as restaurant management and employees become more efficient in operating the restaurant.

Occupancy. Occupancy expenses increased $0.2 million, or 14.1% year over year to $1.8 million. The higher occupancy expenses are primarily associated with base rent and common area maintenance charges associated with the new locations coupled with the lower benefit of tenant allowance amortization at certain restaurant locations as lease options are exercised. Occupancy expenses as a percentage of restaurant sales decreased 0.2% to 6.7% compared to 6.9% during the first quarter of 2013, reflecting the leverage of the fixed portion of these costs on higher sales volume.

Restaurant Operating Expenses. Restaurant operating expenses increased $0.7 million, or 21.3%, to $3.8 million during the first quarter of 2014. Restaurant operating expenses as a percentage of restaurant sales increased 0.4% year over year to 13.9%, driven in part by the additional operating expenses associated with our new locations. Higher utilities, credit card fees, smallwares, sanitation supplies, training and personal property tax and insurance contributed to the remaining year over year increase.

General and Administrative. General and administrative expenses were $2.6 million and $1.9 million in the first quarter of 2014 and 2013, respectively. General and administrative expenses increased as a percentage of sales by 1.3% to 9.3% in the first quarter of 2014. The increase in general and administrative expenses in absolute dollars and as a percentage of sales is primarily attributable to headcount additions to support our growth initiatives, higher stock-based compensation expense resulting from our stock price appreciation, increased travel costs related to development activities, higher legal and audit fees and a timing shift for our annual general manager and executive chef conference.

Preopening Expense. Preopening expense of $0.4 million in the first quarter of 2014 was primarily attributable to the Fort Worth opening in February 2014 and the El Paso restaurant scheduled to open during the summer. We did not open any new restaurants in the first quarter of 2013.

Depreciation and Amortization. Depreciation and amortization expense was $1.7 million and $1.4 million in the first quarter of 2014 and 2013, respectively. The increase is attributable to depreciation expense for our new locations and remodels in the fourth quarter of 2013 and was partially offset by the impact of fully depreciated assets during the period. As a percentage of restaurant sales, depreciation and amortization expense remained flat at 6.1%.

Interest Expense, net. Interest expense during the first quarter of 2014 includes loan fee amortization expense associated with our credit facility arrangements, interest costs incurred on credit facility borrowings, and line of credit commitment fees. Interest expense in the first quarter of 2013 consists of interest incurred on the term loan, which was paid off in April 2013.

Provision for Income Taxes. During the first quarter of 2014 and 2013, we recorded a provision for income taxes of $25,000 and $80,000, respectively. The income tax provision for the three months ended March 31, 2014 and 2013 consisted of certain federal and state tax expenses for which no net operating loss carryforwards or other credits exist. As a result, a comparison of the effective tax rates between March 31, 2014 and 2013 is not meaningful.

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

Our business is also subject to seasonal fluctuations. Historically, sales in most of our restaurants have been higher during the spring and summer months and winter holiday season. Consequently, our quarterly and annual operating results and comparable restaurant sales may fluctuate significantly as a result of seasonality and the factors discussed above. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of our investors. In that event, the price of our common stock would likely be impacted.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	March 31, 2014	December 31, 2013
Cash and short-term investments	$5,123	$6,058
Net working capital deficit	$(2,798)	$(6,476)

	Three Months Ended March 31,
	2014	2013
Cash provided by operating activities	$3,754	$856
Capital expenditures	$4,697	$387

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operations and borrowings under our credit agreement. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the capital market accessibility.

Our goal over the next five years is to grow organically and double our restaurant sales, which translates to an approximately 15% compounded annual growth rate. We opened the Fort Worth restaurant in February 2014. We plan to open four additional restaurants in 2014, including a restaurant in El Paso, Texas during the summer of 2014 and three restaurants during the fourth quarter of 2014. We currently have four additional signed leases for new restaurant openings and are working diligently to build our pipeline for future growth.

As of March 31, 2014, we had a working capital deficit of $2.8 million and $3.5 million in borrowings under the credit facility. We believe existing cash and short-term investments of $5.1 million, the ability to draw on the remainder of our $20.0 million credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants through 2014.

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

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $21,000 in interest expense during the first quarter of 2014.

During the fourth quarter of 2013, we borrowed $3.5 million against the Credit Facility at the one-month LIBOR rate and we renewed the borrowings each month during the first quarter of 2014. The $3.5 million in borrowings was outstanding at March 31, 2014 and the average borrowing rate for the quarter was approximately 3.41%, including the LIBOR margin.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. As of December 31, 2013, there was a technical event of default related to the matter described in Note 10 to the condensed consolidated financial statements and accordingly, all borrowings under the Credit Facility were classified as a current liability as of December 31, 2013. The default judgment was subsequently set aside on April 7, 2014, and we were in compliance with all covenants at March 31, 2014. Therefore, all borrowings under the Credit Facility were classified as long-term liabilities as of March 31, 2014.

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

Fees incurred for the KeyBank Credit Facility totaled $356,000. Unamortized fees of $322,000 at March 31, 2014 are amortized over the life of the Credit Facility and included in other assets in the consolidated balance sheet. Loan fee amortization during the first quarter of 2014 and 2013 was $26,000 and $4,000, respectively.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2014	2013
Net cash provided by (used in):
Operating activities	$3,754	$856
Investing activities	(4,734)	(393)
Financing activities	44	(134)
Net increase (decrease) in cash and cash equivalents	$(936)	$329

Operating Activities. Our cash flows from operating activities provided $3.8 million and $0.9 million of net cash during the first three months of 2014 and 2013, respectively. The net increase in cash from operating activities year over year is primarily due to the lower use of cash to pay for accrued expenses, timing of payments and receipt of tenant allowance reimbursements in the first quarter of 2014.

Investing Activities. Capital expenditures for the three months ended March 31, 2014 were $4.7 million, primarily associated with our Fort Worth restaurant opened during the quarter, costs associated with the El Paso restaurant scheduled to open during the summer and architecture and design costs associated with our other planned new restaurants for 2014. Capital expenditures for the three months ended March 31, 2013 were $0.4 million, primarily associated with maintenance capital expenditures for our existing restaurants and architecture and design costs associated with restaurants added later in 2013.

Financing Activities. Net cash provided financing activities during the first quarter of 2014 was nominal and consisted primarily of proceeds from employee stock option exercises. Net cash used in financing activities during the first quarter of 2013 totaled $0.1 million, consisting mainly of $0.2 million for the purchase and retirement of our common stock under the May 2012 authorization, partially offsetting $0.1 million in proceeds from employee stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2014 we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates since our last annual report. Our critical accounting policies and estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2013.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and labor and materials used in the construction of new restaurants. Increases in minimum wages could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary adjustments. These increases could impact our operating results to the extent that such increases cannot be passed along through higher menu prices. Over the past five years, inflation has not significantly affected our operating results.

Interest Rate Risk

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

We have not engaged an independent registered accounting firm to perform an attestation report regarding our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act. We may be an accelerated filer as early as our Annual Report on Form 10-K for the year ending December 31, 2014 if we satisfy certain tests as of June 30, 2014. Our independent registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are considered an accelerated filer.

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

On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to a default judgment of approximately $3.5 million entered into on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss vs. Kona Macadamia, Inc. and Anthony Deangelo, revolves around a fight that two alleged restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff.

Following a hearing held on April 3, 2014, the Circuit Court issued a written order on April 7, 2014 granting Macadamia’s Motion to Set Aside Default Judgment. The underlying personal injury case will proceed in the Circuit Court, and on April 16, 2014, Macadamia filed its answer to the plaintiff’s complaint. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

Item 1A.  Risk Factors

Except for the risk factor noted below, there have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2013. A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Based on our current public float, we anticipate that we will no longer qualify as a smaller reporting company and will be considered an accelerated filer as of the end of fiscal 2014, and as a result, we will have to comply with increased disclosure and governance requirements.

Based on our current public float (market value of securities held by non-affiliates), we anticipate that we will no longer qualify as a “smaller reporting company” and will be classified as an "accelerated filer" as of the end of 2014. This determination will be based on our public float as of June 30, 2014. As a smaller reporting company and a non-accelerated filer, we have been able to take advantage of certain exemptions from various reporting and governance requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

As an accelerated filer and a company that is no longer considered a smaller reporting company, we will be subject to higher professional expenses due to the auditor attestation requirements for SOX 404 compliance, which will adversely affect our net income. Further, we cannot predict if investors will find our common stock less attractive because we can no longer rely on these exemptions which may result in additional costs of compliance. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. There are no assurances that investors will find our common stock more attractive, or that there will be a more active trading market for our common stock or that our stock price will be less volatile, when we are considered an accelerated filer.

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
32.2 101

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: May 2, 2014