Form 10-Q
period 2014-06-30
KONA GRILL INC
filed 2014-08-04
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-34082
____________

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7150 East Camelback Road, Suite 333
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

Yes ☐      No ☒

As of July 31, 2014, there were 10,961,315 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$42,020	$5,881
Short-term investments	178	177
Receivables	604	845
Other current assets	1,639	1,499
Total current assets	44,441	8,402
Other assets	1,100	1,114
Property and equipment, net	44,589	40,352
Total assets	$90,130	$49,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,941	$2,726
Accrued expenses	8,014	8,652
Current portion of debt obligations	—	3,500
Total current liabilities	9,955	14,878
Deferred rent	15,184	12,632
Total liabilities	25,139	27,510

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 11,077,515 shares issued and 10,961,315 shares outstanding at June 30, 2014; 8,718,922 shares issued and 8,602,722 shares outstanding at December 31, 2013	111	87
Additional paid-in capital	95,422	54,083
Accumulated deficit	(29,542)	(30,812)
Treasury stock, at cost, 116,200 shares at June 30, 2014 and December 31, 2013	(1,000)	(1,000)
Total stockholders’ equity	64,991	22,358
Total liabilities and stockholders’ equity	$90,130	$49,868

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Restaurant sales	$29,886	$25,796	$57,502	$49,292
Costs and expenses:
Cost of sales	8,210	6,968	15,720	13,421
Labor	9,900	8,408	19,326	16,274
Occupancy	2,001	1,697	3,844	3,312
Restaurant operating expenses	4,023	3,401	7,871	6,572
General and administrative	2,443	2,010	5,019	3,885
Preopening expense	509	41	899	41
Depreciation and amortization	1,717	1,412	3,404	2,841
Total costs and expenses	28,803	23,937	56,083	46,346
Income from operations	1,083	1,859	1,419	2,946
Write off of deferred financing costs	—	66	—	66
Interest expense, net	64	41	124	44
Income before income taxes	1,019	1,752	1,295	2,836
Provision for income taxes	—	195	25	275
Net income	$1,019	$1,557	$1,270	$2,561

Net income per share:
Basic	$0.12	$0.18	$0.15	$0.30
Diluted	$0.11	$0.18	$0.14	$0.30

Weighted average shares used in computation:
Basic	8,770	8,567	8,690	8,555
Diluted	9,081	8,692	9,022	8,672

Comprehensive income	$1,019	$1,557	$1,270	$2,561

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net income	$1,270	$2,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,404	2,841
Stock-based compensation	418	288
Excess income tax benefits from stock option exercises	—	(75)
Amortization of deferred financing costs	53	26
Write off of deferred financing costs	—	66
Change in operating assets and liabilities:
Receivables	241	274
Other current assets	(140)	(345)
Accounts payable	(493)	(126)
Accrued expenses	759	(466)
Deferred rent	2,552	(958)
Net cash provided by operating activities	8,064	4,086

Investing activities
Purchase of property and equipment	(9,536)	(1,262)
Change in other assets	(40)	7
Net cash used in investing activities	(9,576)	(1,255)

Financing activities
Debt repayments	(3,500)	(370)
Fees paid for credit facility	—	(356)
Proceeds from issuance of common stock, net of issuance costs	41,085	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	66	196
Excess income tax benefits from stock option exercises	—	75
Purchase and retirement of common stock	—	(203)
Net cash provided by (used in) financing activities	37,651	(658)

Net increase in cash and cash equivalents	36,139	2,173
Cash and cash equivalents at the beginning of the period	5,881	7,989
Cash and cash equivalents at the end of the period	$42,020	$10,162

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$99	$6
Cash paid for income taxes, net of refunds	$110	$70

Noncash investing activities
Accounts payable and accruals related to property and equipment	$1,218	$397

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. We own and operate 27 restaurants in 17 states throughout the United States. We operate as a single segment for reporting purposes.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board amended the Accounting Standards Codification and created Topic 606, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. We are currently assessing the method of adoption and the potential impact this guidance may have on our financial position, results of operations and cash flows.

2.     Fair Value Measurements

Our short-term investments in certificates of deposit represent available-for-sale securities that are valued using market observable inputs.

The following tables present information about our assets measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$178	$—	178

December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	177

3.    Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$1,019	$1,557	$1,270	$2,561
Denominator:
Weighted average shares — Basic	8,770	8,567	8,690	8,555
Effect of dilutive stock options	311	125	332	117
Weighted average shares — Diluted	9,081	8,692	9,022	8,672
Net income per share:
Basic	$0.12	$0.18	$0.15	$0.30
Diluted	$0.11	$0.18	$0.14	$0.30

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were none and 183,000, respectively, for the three months ended June 30, 2014 and 2013, and 178,000 and 370,000, respectively, for the six months ended June 30, 2014 and 2013.

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Leasehold improvements	$61,669	$55,810
Equipment	17,456	15,808
Furniture and fixtures	5,628	4,768
	84,753	76,386
Less accumulated depreciation and amortization	(43,728)	(40,324)
	41,025	36,062
Construction in progress	3,564	4,290
Total property and equipment, net	$44,589	$40,352

5.    Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Accrued payroll and related liabilities	$3,272	$2,557
Accrued construction and remodel costs(1)	672	2,275
Gift card liability	1,230	1,586
Accrued taxes	1,484	1,235
Occupancy related expenses	164	264
Other	1,192	735
	$8,014	$8,652

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

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $21,000 and $41,000 in interest expense during the three and six months ended June 30, 2014.

During the fourth quarter of 2013, we borrowed $3.5 million against the Credit Facility at the one-month LIBOR rate. The average borrowing rate for the six months ended June 30, 2014 was approximately 3.4%, including the LIBOR margin. On June 30, 2014, we paid off all outstanding borrowings under the Credit Facility with existing cash on hand.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. As of December 31, 2013, there was a technical event of default related to the matter described in Note 10 and accordingly, all borrowings under the Credit Facility were classified as a current liability at December 31, 2013. The default judgment was subsequently set aside on April 7, 2014, and we were in compliance with all covenants at June 30, 2014.

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

Fees incurred for the KeyBank Credit Facility totaled $356,000. Unamortized fees of $295,000 at June 30, 2014 are amortized over the life of the Credit Facility and included in other assets in the consolidated balance sheet. Loan fee amortization during the three months ended June 30, 2014 and 2013 was $26,000 and $22,000, respectively, and $53,000 and $26,000 during the six months ended June 30, 2014 and 2013, respectively.

7.     Income Taxes

During the six months ended June 30, 2014, we recorded a provision for income taxes of $25,000, consisting of state tax expenses for which no state net operating losses and other credits exist. The provision for income taxes during the three and six months ended June 30, 2013 was $195,000 and $275,000, respectively, and consists of certain federal and state tax expenses for which no federal or state net operating losses or other credits exist.

At June 30, 2014, we had deferred tax assets primarily related to state net operating loss carryforwards and FICA tip credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the FICA tip credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.     Stock-Based Compensation

The fair value of stock options granted during the six months ended June 30, 2014 and 2013 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2014	2013
Expected volatility	36.9%	38.9%
Risk-free interest rate	0.7%	0.6%
Expected option life (in years)	2.9	3.4
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$4.13	$2.49

The following table summarizes our stock option activity for the six months ended June 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2013	783,297	$6.94
Granted	295,900	16.12
Forfeited	(3,500)	14.89
Exercised	(12,572)	3.71
Outstanding options at June 30, 2014	1,063,125	$9.50	3.2	$10,532,000
Exercisable at June 30, 2014	461,325	$6.86	2.6	$5,789,000

We recognized stock-based compensation expense of $217,000 and $146,000 during the three months ended June 30, 2014 and 2013, respectively, and $418,000 and $288,000 during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, there was $1,559,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.5 years.

The total shares of common stock reserved for issuance totaled 2,200,000, of which 289,525 shares were available for grant as of June 30, 2014.

9.     Common Stock

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

As of June 30, 2014, we have spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization. We did not repurchase any shares during the six months ended June 30, 2014 and purchased $203,000 of stock during the six months ended June 30, 2013.

Common Stock Offering

On June 25, 2014, we completed a public offering of 2,645,000 shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2,345,000 shares, of which 345,000 shares were sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The remaining 300,000 shares were sold by certain selling stockholders. The aggregate net proceeds received for the offering totaled $40.9 million, reflecting gross proceeds of $43.4 million, less underwriting expenses of $2.2 million and other offering costs of $0.3 million. Net proceeds from the offering will be used for new unit expansion, capital expenditures and general corporate purposes.

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

Overview

We currently own and operate 27 restaurants located in 17 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per person, offers our customers an attractive price-value proposition.

The restaurant industry is significantly affected by changes in economic conditions, discretionary spending patterns, consumer confidence, and other factors. Our same-store sales increased 3.2% in the second quarter of 2014 compared to a 2.5% same-store sales increase in the prior year same quarter. The increase in comparable restaurant sales during the quarter is primarily due to a 3.6% increase in customer traffic driven in part by the remodels in the fourth quarter of 2013 and the strength and popularity of our concept. We believe consumer sentiment continues to remain cautious amid continuing macroeconomic uncertainties as many segments within the restaurant industry reported negative same-store sales and overall traffic declines throughout 2013 and the first half of 2014. We expect the restaurant industry will continue to face a sluggish sales environment in the short term as the slow improvements in the labor market continue to put pressure on disposal income for restaurant spending. We also believe improvement in consumer confidence and spending in general, will be important and necessary catalysts to drive customer traffic and higher customer check averages in casual dining restaurants in general and our restaurants in particular.

We continue to focus on growing sales while remaining disciplined with our costs. The average unit volume of our comparable base restaurants was $1.2 million, or $164 per square foot in the second quarter of 2014 compared to $1.1 million, or $159 per square foot in the second quarter of 2013. Our average unit volume grew 3.2% year over year despite continuing cautious consumer spending and a highly competitive industry landscape. Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, was $5.8 million, or 19.2% as a percentage of restaurant sales in the second quarter of 2014 and includes operating inefficiencies of four new restaurants that opened in the past three quarters. Restaurant operating profit in the prior year same quarter was $5.3 million, or 20.6% as a percentage of sales. Our Adjusted EBITDA, defined as income from operations plus depreciation and amortization, preopening expense and stock-based compensation, increased 2.0% to $3.5 million, or 11.8% as a percentage of restaurant sales in the second quarter of 2014 compared to $3.5 million, or 13.4% as a percentage of restaurant sales in the second quarter of 2013. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to our income from operations.

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

The majority of our general and administrative costs are fixed costs. Over the longer term, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes. We expect our general and administrative costs for 2014 to increase as we make additional investments in development and operations personnel and infrastructure to accelerate new unit growth. The increase in 2014 also reflects our estimate of higher stock-based compensation expense and higher professional fees associated with being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act resulting from our higher market capitalization.

Our goal is to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We plan to open five new restaurants in 2014, including the Fort Worth location that opened on February 6, 2014 and the El Paso location that opened on June 23, 2014. We have commenced the construction of the three remaining locations and plan to open these restaurants during the fourth quarter of 2014. This equates to a unit growth rate of 20% for 2014. We currently have four additional signed leases for new restaurant openings and continue to work diligently to build a strong pipeline to achieve our growth objectives.

We incurred preopening expense of $0.9 million during the first half of 2014, attributable to the Fort Worth and El Paso openings and in preparation for the opening of additional locations during the fourth quarter of 2014. Although the actual preopening expenses for a particular location depend upon numerous factors, we expect cash preopening expenses of approximately $400,000 per location, and non-cash preopening rent expense ranging from $50,000 to $100,000 per location. We expect to incur additional preopening expense in 2014 as unit expansion efforts accelerate. Accordingly, we expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants.

On June 25, 2014, we completed of a public offering of 2.6 million shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2.3 million shares and the remaining 0.3 million shares were sold by certain selling stockholders. Net proceeds from this offering were $40.9 million and will be used for new unit expansion, capital expenditures and general corporate purposes.

On June 30, 2014, we paid off the $3.5 million outstanding borrowings under our credit facility with existing cash on hand. Our entire $20 million credit facility is available as of June 30, 2014.

Key Measures

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

Average Weekly Sales. Average weekly sales represent the average of restaurant sales for the comparable or non-comparable restaurant base measured over consecutive Monday through Sunday time periods.

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

Adjusted EBITDA. Adjusted EBITDA is defined as income from operations plus depreciation and amortization, preopening expense and stock-based compensation. Adjusted EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2014 and 2013. There were 23 restaurants in the comparable restaurant base as of June 30, 2014 and 2013. There were 4 restaurants in the non-comparable base as of June 30, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Restaurant sales growth	15.9%	3.2%	16.7%	0.3%
Same-store sales percentage change (1)	3.2%	2.5%	4.6%	(0.1)%
Average weekly sales – comparable restaurant base	$89,300	$86,500	$87,000	$83,200
Average weekly sales – non-comparable restaurant base	$81,900	$—	$80,900	$—
Average unit volume (in thousands) (2)	$1,160	$1,125	$2,250	$2,151
Sales per square foot (2)	$164	$159	$319	$305
Restaurant operating profit (in thousands) (3)	$5,752	$5,322	$10,741	$9,713
Restaurant operating profit as a percentage of sales (3)	19.2%	20.6%	18.7%	19.7%
Adjusted EBITDA (in thousands) (4)	$3,526	$3,458	$6,140	$6,116
Adjusted EBITDA as a percentage of sales (4)	11.8%	13.4%	10.7%	12.4%

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

(4)

Adjusted EBITDA is not a financial measure determined in accordance with U.S. generally accepted accounting principles (see reconciliation below) and should not be considered in isolation or as an alternative to income from operations. Adjusted EBITDA is defined as income from operations plus depreciation and amortization, preopening expense and stock-based compensation. Adjusted EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

The following tables set forth our reconciliation of Adjusted EBITDA and restaurant operating profit to our income from operations, the most comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Income from operations	$1,083	$1,859	$1,419	$2,946
Depreciation and amortization	1,717	1,412	3,404	2,841
Preopening expense	509	41	899	41
Stock-based compensation	217	146	418	288
Adjusted EBITDA	$3,526	$3,458	$6,140	$6,116
General and administrative	2,443	2,010	5,019	3,885
Stock-based compensation	(217)	(146)	(418)	(288)
Restaurant operating profit	$5,752	$5,322	$10,741	$9,713

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from operations	3.6%	7.2%	2.5%	6.0%
Depreciation and amortization	5.7	5.5	5.8	5.8
Preopening expense	1.7	0.2	1.6	0.1
Stock-based compensation	0.7	0.6	0.7	0.6
Adjusted EBITDA	11.8	13.4	10.7	12.4
General and administrative	8.2	7.8	8.8	7.9
Stock-based compensation	(0.7)	(0.6)	(0.7)	(0.6)
Restaurant operating profit	19.2%	20.6%	18.7%	19.7%

Certain amounts may not sum due to rounding.

 Results of Operations

The following tables set forth, for the periods indicated, certain items from our financial statements and the percentage of restaurant sales for those items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Restaurant sales	$29,886	$25,796	$57,502	$49,292
Costs and expenses:
Cost of sales	8,210	6,968	15,720	13,421
Labor	9,900	8,408	19,326	16,274
Occupancy	2,001	1,697	3,844	3,312
Restaurant operating expenses	4,023	3,401	7,871	6,572
General and administrative	2,443	2,010	5,019	3,885
Preopening expense	509	41	899	41
Depreciation and amortization	1,717	1,412	3,404	2,841
Total costs and expenses	28,803	23,937	56,083	46,346
Income from operations	1,083	1,859	1,419	2,946
Write off of deferred financing costs	—	66	—	66
Interest expense, net	64	41	124	44
Income before income taxes	1,019	1,752	1,295	2,836
Provision for income taxes	—	195	25	275
Net income	$1,019	$1,557	$1,270	$2,561

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.5	27.0	27.3	27.2
Labor	33.1	32.6	33.6	33.0
Occupancy	6.7	6.6	6.7	6.7
Restaurant operating expenses	13.5	13.2	13.7	13.3
General and administrative	8.2	7.8	8.7	7.9
Preopening expense	1.7	0.2	1.6	0.1
Depreciation and amortization	5.7	5.5	5.9	5.8
Total costs and expenses	96.4	92.8	97.5	94.0
Income from operations	3.6	7.2	2.5	6.0
Write off of deferred financing costs	0.0	0.3	0.0	0.1
Interest expense, net	0.2	0.2	0.2	0.1
Income before income taxes	3.4	6.8	2.3	5.8
Provision for income taxes	0.0	0.8	0.0	0.6
Net income	3.4%	6.0%	2.2%	5.2%

Certain amounts may not sum due to rounding.

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Restaurant Sales. Restaurant sales increased $4.1 million, or 15.9% to $29.9 million during the second quarter of 2014 from $25.8 million in the second quarter of 2013. Sales from our four recently opened restaurants, including Boise, The Woodlands, Fort Worth and El Paso, contributed $3.3 million to the total increase. Despite the continued tepid consumer spending and an increasingly competitive environment, our same store sales increased 3.2% year over year, primarily due to a 3.6% increase in customer traffic driven in part by the remodels in the fourth quarter of 2013 and the strength and popularity of our concept. The increase in customer traffic during the second quarter was partially offset by a slight decrease in average check per person year over year.

Cost of Sales. Cost of sales increased to $8.2 million, or 17.8%, in the second quarter of 2014 compared to $7.0 million in the prior year period. Of the total $1.2 million increase year over year, $1.0 million was attributable to our recently opened locations. Cost of sales as a percentage of restaurant sales increased 0.5% to 27.5% from 27.0% as we experienced inflationary pressure from seafood, meat, dairy and produce during the quarter and reflected in part, inefficiencies associated with the new locations.

Labor. Labor costs were $9.9 million and $8.4 million in the second quarter of 2014 and 2013, respectively. Labor expenses as a percentage of restaurant sales increased to 33.1% from 32.6% in the same prior year period. The year over year increase as a percentage of sales was due to labor costs associated with our restaurants, including inherent labor inefficiencies. We expect labor cost as a percentage of sales to trend higher than prior year until new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $0.3 million, or 17.9% year over year to $2.0 million. The higher occupancy expenses are primarily associated with base rent and common area maintenance charges associated with the new locations coupled with the lower benefit of tenant allowance amortization at certain restaurant locations as lease options were exercised or certain lease provisions had lapsed. Occupancy expenses as a percentage of restaurant sales increased 0.1% to 6.7% compared to 6.6% during the second quarter of 2013.

Restaurant Operating Expenses. Restaurant operating expenses increased $0.6 million, or 18.3%, to $4.0 million during the second quarter of 2014. Restaurant operating expenses as a percentage of restaurant sales increased 0.3% year over year to 13.5%, driven in part by operating inefficiencies associated with our new locations. Higher utilities, smallwares, professional services and personal property tax and insurance contributed to the remaining year over year increase.

General and Administrative. General and administrative expenses were $2.4 million and $2.0 million in the second quarter of 2014 and 2013, respectively. General and administrative expenses increased as a percentage of sales by 0.4% to 8.2% in the second quarter of 2014. The increase in general and administrative expenses in absolute dollars and as a percentage of sales is primarily attributable to headcount additions to support our growth initiatives, higher stock-based compensation expense resulting from our stock price appreciation, increased travel and legal costs related to development activities and higher audit and professional fees associated with SOX compliance requirements. The increase was partially offset by lower meeting expenses due to a timing shift for our annual general manager and executive chef conference.

Preopening Expense. Preopening expense of $0.5 million in the second quarter of 2014 was primarily attributable to the El Paso restaurant which opened on June 23, 2014. We did not open any new restaurants in the second quarter of 2013.

Depreciation and Amortization. Depreciation and amortization expense was $1.7 million and $1.4 million in the second quarter of 2014 and 2013, respectively. As a percentage of restaurant sales, depreciation and amortization expense increased to 5.7% from 5.5% year over year. The increase is primarily attributable to depreciation expense for our new locations.

Interest Expense, net. Interest expense during the second quarter of 2014 includes loan fee amortization expense associated with our credit facility arrangements, interest costs incurred on credit facility borrowings, and line of credit commitment fees. Interest expense in the second quarter of 2013 also consists of interest incurred on the term loan, which was paid off in April 2013.

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

Provision for Income Taxes. We did not recognize any income tax expense during the second quarter of 2014 due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income. We recorded a provision for income taxes of $195,000 during the second quarter of 2013. The income tax provision for the three months ended June 30, 2013 consisted of certain federal and state tax expenses for which no net operating loss carryforwards or other credits exist.

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Restaurant Sales. Restaurant sales increased 16.7% to $57.5 million during the first half of 2014 from $49.3 million in the first half of 2013. Of the $8.2 million increase year over year, $6.0 million was attributable to the four new restaurants opened since the fourth quarter of 2013. The remaining increase was driven by comparable sales growth of 4.6% resulting mainly from higher guest traffic in the first half of 2014.

Cost of Sales. Cost of sales increased $2.3 million, or 17.1% to $15.7 million during the first half of 2014 compared to $13.4 million during the same period in the prior year. New locations opened since the fourth quarter of 2013 accounted for $1.8 million of the total increase. As a percentage of restaurant sales, cost of sales was 27.3% compared to 27.2% during the same prior year period. The increase was driven by inefficiencies in our new restaurants, partially offset by a slight decrease in the current period for restaurants in our comparable base.

Labor. Labor costs in the first half of 2014 grew 18.8% to $19.3 million compared to $16.3 million in the comparable prior year period. Labor costs for new locations accounted for $2.4 million of the total $3.0 million increase. Labor expenses as a percentage of restaurant sales were 33.6% compared to 33.0% in the first half of 2013, reflecting labor inefficiencies associated with new openings.

Occupancy. Occupancy expenses increased $0.5 million, or 16.1% to $3.8 million in 2014 year to date from $3.3 million during the first half of 2013. The higher occupancy expenses are primarily associated with base rent and common area maintenance charges associated with the new locations coupled with the lower benefit of tenant allowance amortization mainly at one restaurant location as lease provisions lapsed. Occupancy expenses as a percentage of restaurant sales were 6.7% in year to date 2014 and 2013.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.3 million, or 19.8%, to $7.9 million during the first half of 2014 compared to $6.6 million in the same period in 2013. Of the total increase, $0.8 million resulted from the additional operating expenses associated with our new locations. Restaurant operating expenses as a percentage of restaurant sales were 13.7% during the first half of 2014 compared to 13.3% in the first half of 2013. Higher utilities, smallwares, professional services and personal property tax and insurance primarily contributed to the remaining year over year increase.

General and Administrative. General and administrative expenses increased by $1.1 million, or 29.2% to $5.0 million from $3.9 million year over year. General and administrative expenses increased as a percentage of sales by 0.8% to 8.7% in the first half of 2014 compared to 7.9% in the first half of 2013. The increase in general and administrative expenses in absolute dollars and as a percentage of sales is primarily attributable to headcount additions to support our growth initiatives, higher stock-based compensation expense resulting from our stock price appreciation, increased travel costs related to development activities, higher legal and audit fees and higher costs incurred for our annual general manager and executive chef conference.

Preopening Expense. Preopening expense was $0.9 million in the first half of 2014 compared to minimal expense in the first half of 2013. The year over year increase was primarily attributable to the Fort Worth and El Paso locations which opened in February and June of 2014, respectively. We did not open any new restaurants in the first half of 2013.

Depreciation and Amortization. Depreciation and amortization expense increased 19.8% to $3.4 million in 2014 year to date from $2.8 million in the prior year. Depreciation and amortization expense as a percentage of restaurant sales increased to 5.9% during the first half of 2014 from 5.8% during the prior year period. The increase was due to depreciation for new and remodeled restaurants, partially offset by the impact of fully depreciated assets at certain locations.

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

Interest Expense. Interest expense increased in the second half of 2014 as compared to the prior year period. The increase resulted from to the amortization of deferred loan fees and the commitment fees associated with the KeyBank credit facility obtained in April 2013.

Provision for Income Taxes. We recorded a provision for income taxes of $25,000 and $275,000 in 2014 and 2013 year to date, respectively. The provision for income taxes during the first half of 2014 consists of state tax expenses for which no state net operating losses and other credits exist and reflects the projected net operating loss carryforwards expected to be generated from tax planning strategies. The provision for income taxes during the first half of 2013 is attributable to federal and certain state tax expenses for which no federal or state net operating losses or other credits exist.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30, 2014	December 31, 2013
Cash and short-term investments	$42,198	$6,058
Net working capital (deficit)	$34,486	$(6,476)

	Six Months Ended June 30,
	2014	2013
Cash provided by operating activities	$8,064	$4,086
Capital expenditures	$9,536	$1,262

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

Our goal is to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We opened the Fort Worth and El Paso, Texas restaurants in February and June of 2014, respectively. We plan to open three additional restaurants during the fourth quarter of 2014. This equates to a unit growth rate of 20% for 2014. We currently have four additional signed leases for new restaurant openings and are working diligently to build our pipeline for future growth.

On June 25, 2014, we completed of a public offering of 2.6 million shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2.3 million, of which 0.3 million shares were sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The remaining 0.3 million shares were sold by certain selling stockholders. The aggregate net proceeds received for the offering totaled $40.9 million, reflecting gross proceeds of $43.4 million, less underwriting expenses of $2.2 million and other offering costs of $0.3 million. Net proceeds from the offering will be used for new unit expansion, capital expenditures and general corporate purposes.

As of June 30, 2014, we had working capital of $34.5 million and no borrowings under the credit facility. We believe existing cash and short-term investments of $42.2 million, the ability to draw on our $20.0 million credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants over the next several years.

Any reduction of our cash flow from operations or an inability to draw on our credit facility may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. Financing to construct new restaurants or remodels for amounts in excess of our current cash and short-term investments and the line of credit availability may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

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

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $21,000 and $41,000 in interest expense during the three and six months ended June 30, 2014.

During the fourth quarter of 2013, we borrowed $3.5 million against the Credit Facility at the one-month LIBOR rate. The average borrowing rate for the six months ended June 30, 2014 was approximately 3.4%, including the LIBOR margin. On June 30, 2014, we paid off all outstanding borrowings under the Credit Facility with existing cash on hand.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. As of December 31, 2013, there was a technical event of default related to the matter described in Note 10 and accordingly, all borrowings under the Credit Facility were classified as a current liability at December 31, 2013. The default judgment was subsequently set aside on April 7, 2014, and we were in compliance with all covenants at June 30, 2014.

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

Fees incurred for the KeyBank Credit Facility totaled $356,000. Unamortized fees of $295,000 at June 30, 2014 are amortized over the life of the Credit Facility and included in other assets in the consolidated balance sheet. Loan fee amortization during the three months ended June 30, 2014 and 2013 was $26,000 and $22,000, respectively, and $53,000 and $26,000 during the six months ended June 30, 2014 and 2013, respectively.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$8,064	$4,086
Investing activities	(9,576)	(1,255)
Financing activities	37,651	(658)
Net increase in cash and cash equivalents	$36,139	$2,173

Operating Activities. Our cash flows from operating activities provided $8.1 million and $4.1 million of net cash during the first half of 2014 and 2013, respectively. The net increase in cash from operating activities year over year is primarily due to the lower use of cash to pay for accrued expenses and receipt of tenant allowance reimbursements in the first half of 2014.

Investing Activities. Capital expenditures for the six months ended June 30, 2014 were $9.5 million, primarily associated with our Fort Worth and El Paso restaurants opened during the first half of 2014 and architecture, design and construction-related costs associated with our other planned new restaurants for the remainder of 2014. Capital expenditures for the six months ended June 30, 2013 were $1.3 million, primarily associated with maintenance capital expenditures for our existing restaurants and architecture and design costs associated with restaurants added later in 2013.

Financing Activities. Net cash provided by financing activities during the first half of 2014 was $37.7 million and consisted primarily of $41.1 million in proceeds, net of issuance costs, from our equity offering, and $0.1 million from employee stock option exercises. This increase in cash was partially offset by our repayment of $3.5 million of borrowings under the Credit Facility. Net cash used in financing activities during the first half of 2013 totaled $0.7 million, consisting mainly of $0.4 million debt repayment, $0.4 million in fees incurred for our credit facility and $0.2 million for the purchase and retirement of our common stock under the May 2012 authorization, partially offsetting $0.2 million in proceeds from employee stock option exercises and employee stock plan purchases.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements or obligations.

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

We have not engaged an independent registered accounting firm to perform an attestation report regarding our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act. We will be an accelerated filer as of the filing date of our Annual Report on Form 10-K for the year ending December 31, 2014 because our public float exceeded $75 million as of June 30, 2014. Our independent registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the year ending December 31, 2014.

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

Based on our current public float (market value of securities held by non-affiliates) as of June 30, 2014, we will no longer qualify as a “smaller reporting company” and will be classified as an "accelerated filer" as of the end of 2014. As a smaller reporting company and a non-accelerated filer, we have been able to take advantage of certain exemptions from various reporting and governance requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

_____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KONA GRILL, INC.

By:	/s/ Berke Bakay
Berke Bakay
President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Christi Hing
Christi Hing Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 4, 2014