Form 10-Q
period 2014-09-30
KONA GRILL INC
filed 2014-10-31
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

         Yes ☐      No ☒

As of October 30, 2014, there were 11,038,242 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$38,172	$5,881
Short-term investments	178	177
Receivables	553	845
Other current assets	1,786	1,499
Total current assets	40,689	8,402
Other assets	1,090	1,114
Property and equipment, net	50,955	40,352
Total assets	$92,734	$49,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,445	$2,726
Accrued expenses	8,451	8,652
Current portion of debt obligations	—	3,500
Total current liabilities	10,896	14,878
Deferred rent	15,841	12,632
Total liabilities	26,737	27,510
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 11,154,442 shares issued and 11,038,242 shares outstanding at September 30, 2014; 8,718,922 shares issued and 8,602,722 shares outstanding at December 31, 2013	112	87
Additional paid-in capital	96,078	54,083
Accumulated deficit	(29,193)	(30,812)
Treasury stock, at cost, 116,200 shares at September 30, 2014 and December 31, 2013	(1,000)	(1,000)
Total stockholders’ equity	65,997	22,358
Total liabilities and stockholders’ equity	$92,734	$49,868

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Restaurant sales	$30,037	$24,507	$87,539	$73,799
Costs and expenses:
Cost of sales	8,385	6,755	24,105	20,176
Labor	10,128	8,277	29,454	24,551
Occupancy	2,063	1,691	5,907	5,003
Restaurant operating expenses	4,109	3,382	11,980	9,954
General and administrative	2,584	1,905	7,603	5,790
Preopening expense	534	356	1,433	397
Depreciation and amortization	1,850	1,395	5,254	4,236
Total costs and expenses	29,653	23,761	85,736	70,107
Income from operations	384	746	1,803	3,692
Write off of deferred financing costs	—	—	—	66
Interest expense, net	60	52	184	96
Income before income taxes	324	694	1,619	3,530
(Benefit) provision for income taxes	(25)	34	—	309
Net income	$349	$660	$1,619	$3,221

Net income per share:
Basic	$0.03	$0.08	$0.17	$0.38
Diluted	$0.03	$0.08	$0.17	$0.37

Weighted average shares used in computation:
Basic	10,984	8,585	9,454	8,565
Diluted	11,273	8,778	9,745	8,716

Comprehensive income	$349	$660	$1,619	$3,221

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income	$1,619	$3,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,212	4,236
Stock-based compensation	637	436
Excess income tax benefits from stock option exercises	—	(75)
Loss on disposal of assets	42	—
Amortization of deferred financing costs	79	53
Write off of deferred financing costs	—	66
Change in operating assets and liabilities:
Receivables	292	222
Other current assets	(286)	(291)
Accounts payable	(403)	(60)
Accrued expenses	179	(672)
Deferred rent	3,209	(292)
Net cash provided by operating activities	10,580	6,844

Investing activities
Purchase of property and equipment	(16,117)	(5,153)
Change in other assets	(55)	(88)
Net cash used in investing activities	(16,172)	(5,241)

Financing activities
Debt repayments	(3,500)	(370)
Fees paid for credit facility	—	(356)
Proceeds from issuance of common stock, net of issuance costs	40,879	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	504	262
Excess income tax benefits from stock option exercises	—	75
Purchase and retirement of common stock	—	(203)
Net cash provided by (used in) financing activities	37,883	(592)

Net increase in cash and cash equivalents	32,291	1,011
Cash and cash equivalents at the beginning of the period	5,881	7,989
Cash and cash equivalents at the end of the period	$38,172	$9,000

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$138	$91
Cash paid for income taxes, net of refunds	$110	$75

Noncash investing activities
Accounts payable and accruals related to property and equipment	$2,854	$2,276

See accompanying notes to condensed consolidated financial statements.

 KONA GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. As of September 30, 2014, we owned and operated 27 restaurants in 17 states throughout the United States. In October 2014, we opened two new restaurants in Sarasota, Florida and in Alpharetta, Georgia. We operate as a single segment for reporting purposes.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The following tables present information about our assets measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$178	$—	178

December 31, 2013	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$177	$—	177

3.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Numerator:
Net income	$349	$660	$1,619	$3,221

Denominator:
Weighted average shares — Basic	10,984	8,585	9,454	8,565
Effect of dilutive stock options	289	193	291	151
Weighted average shares — Diluted	11,273	8,778	9,745	8,716

Net income per share:
Basic	$0.03	$0.08	$0.17	$0.38
Diluted	$0.03	$0.08	$0.17	$0.37

 Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 231,000 and 12,000, respectively, for the three months ended September 30, 2014 and 2013, and 194,000 and 159,000, respectively, for the nine months ended September 30, 2014 and 2013.

4.    Property and Equipment

 Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Leasehold improvements	$61,674	$55,810
Equipment	17,139	15,808
Furniture and fixtures	5,628	4,768
	84,441	76,386
Less accumulated depreciation and amortization	(44,911)	(40,324)
	39,530	36,062
Construction in progress	11,425	4,290
Total property and equipment, net	$50,955	$40,352

5.     Accrued Expenses

 Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
Accrued payroll and related liabilities	$2,873	$2,557
Accrued construction and remodel costs(1)	1,894	2,275
Gift card liability	1,142	1,586
Accrued taxes	1,384	1,235
Occupancy related expenses	344	395
Other	814	604
	$8,451	$8,652

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

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $26,000 during the three months ended September 30, 2014 and 2013, and $67,000 and $46,000 during the nine months ended September 30, 2014 and 2013, respectively.

During the fourth quarter of 2013, we borrowed $3.5 million against the Credit Facility at the one-month LIBOR rate. The average borrowing rate for the six months ended June 30, 2014 was approximately 3.4%, including the LIBOR margin. On June 30, 2014, we paid off all outstanding borrowings under the Credit Facility with existing cash on hand.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. As of December 31, 2013, there was a technical event of default related to the matter described in Note 10 and accordingly, all borrowings under the Credit Facility were classified as a current liability at December 31, 2013. The default judgment was subsequently set aside on April 7, 2014, and we were in compliance with all covenants at September 30, 2014.

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

 Fees incurred for the KeyBank Credit Facility totaled $356,000. Unamortized fees of $269,000 at September 30, 2014 are amortized over the life of the Credit Facility and included in other assets in the consolidated balance sheet. Loan fee amortization was $26,000 during the three months ended September 30, 2014 and 2013, and $79,000 and $53,000 during the nine months ended September 30, 2014 and 2013, respectively.

7.     Income Taxes

 We did not recognize any income tax expense during the nine months ended September 30, 2014 due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income. The provision for income taxes during the three and nine months ended September 30, 2013 was $34,000 and $309,000, respectively, and consists of certain federal and state tax expenses for which no federal or state net operating losses or other credits exist.

  At September 30, 2014, we had deferred tax assets primarily related to state net operating loss carryforwards and FICA tip credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the FICA tip credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.     Stock-Based Compensation

The fair value of stock options granted during the nine months ended September 30, 2014 and 2013 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2014	2013
Expected volatility	36.8%	38.8%
Risk-free interest rate	0.7%	0.6%
Expected option life (in years)	2.9	3.4
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$4.15	$2.53

The following table summarizes our stock option activity for the nine months ended September 30, 2014:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2013	783,297	$6.94
Granted	309,900	16.24
Forfeited	(11,575)	12.54
Exercised	(88,722)	5.30
Outstanding options at September 30, 2014	992,900	$9.92	3.1	$9,739,000
Exercisable at September 30, 2014	406,250	$7.55	2.5	$4,948,000

We recognized stock-based compensation expense of $219,000 and $148,000 during the three months ended September 30, 2014 and 2013, respectively, and $637,000 and $436,000 during the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, there was $1,383,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.5 years. The majority of stock-based compensation is recorded in general and administrative expenses.

The total shares of common stock reserved for issuance totaled 2,200,000, of which 283,600 shares were available for grant as of September 30, 2014.

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

 As of September 30, 2014, we have spent $3.2 million to purchase and retire 387,109 shares under the 2012 authorization. We did not repurchase any shares during the nine months ended September 30, 2014 and purchased $203,000 of stock during the nine months ended September 30, 2013.

Common Stock Offering

 On June 25, 2014, we completed a public offering of 2,645,000 shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2,345,000 shares, of which 345,000 shares were sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The remaining 300,000 shares were sold by certain selling stockholders. The aggregate net proceeds received for the offering totaled $40.9 million, reflecting gross proceeds of $43.4 million, less underwriting expenses of $2.2 million and other offering costs of $0.3 million. Net proceeds from the offering have been and will be used for new unit expansion, capital expenditures and general corporate purposes.

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

 On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to a default judgment of approximately $3.5 million entered on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss v. Kona Macadamia, Inc. and Anthony DeAngelo, revolves around a fight that two alleged restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. Following the hearing held on April 3, 2014, the Circuit Court issued a written order on April 7, 2014 granting Macadamia’s Motion to Set Aside Default Judgment. The underlying personal injury case is proceeding in the Circuit Court, and on April 16, 2014, Macadamia filed its answer to the plaintiff’s petition. On August 8, 2014, Macadamia filed its responses to the plaintiff’s first interrogatories and request for documents. On August 18, 2014, the plaintiff’s counsel requested additional time to serve the lawsuit on Mr. DeAngelo. To date, there has been no return of service on Mr. DeAngelo filed. At a conference held on October 27, 2014, plaintiff’s counsel indicated that plaintiff continues to attempt to serve Mr. DeAngelo. The court established a deadline of August 17, 2015 for summary judgment motions and scheduled the matter for trial in December 2015. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

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

Overview

We currently own and operate 29 restaurants located in 18 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with which we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per person, offers our customers an attractive price-value proposition.

Our goal is to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We opened the Fort Worth and El Paso, Texas restaurants in February and June of 2014, respectively, and the Sarasota, Florida and Alpharetta, Georgia restaurants in October 2014. We plan to open the Columbus, Ohio restaurant in November 2014. This equates to a unit growth rate of 20% for 2014. We currently have ten additional signed leases for new restaurant openings in 2015 and 2016 and are working diligently to build our pipeline for future growth.

Our same-store sales increased 2.7% in the third quarter of 2014 compared to a 2.6% same-store sales increase in the prior year same quarter. The increase in comparable restaurant sales during the quarter is due to a 2.1% increase in customer traffic resulting in part from the two remodels in the fourth quarter of 2013 and a 0.6% increase in our average check per person.

We continue to focus on growing sales while remaining disciplined with our costs. The average unit volume of our comparable base restaurants was $1.1 million, or $156 per square foot, in the third quarter of 2014 compared to $1.1 million, or $151 per square foot, in the third quarter of 2013. Our average unit volume grew 2.7% year over year despite continuing cautious consumer spending and a highly competitive industry landscape. Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased $1.0 million to $5.4 million in the third quarter of 2014 from $4.4 million in the same quarter of the prior year. Restaurant operating profit as a percentage of restaurant sales at 17.8% in the third quarter of 2014 includes operating inefficiencies of four new restaurants that opened in the past four quarters compared to 18.0% in the third quarter of 2013. Our Adjusted EBITDA, defined as income from operations plus depreciation and amortization, preopening expense and stock-based compensation, grew 12.9% year over year to $3.0 million from $2.6 million in the third quarter of 2013. Adjusted EBITDA as a percentage of restaurant sales was 9.9% in the third quarter of 2014 compared to 10.8% in the prior year same quarter. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to our income from operations.

We experience various patterns in our operating cost structure. Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take approximately six to twelve months to achieve the majority of operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales.

The majority of our general and administrative costs are fixed costs. Over the longer term, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes. Our general and administrative costs for 2014 have increased as we make additional investments in development and operations personnel and infrastructure to accelerate new unit growth. The year to date increase in 2014 also reflects our estimate of higher stock-based compensation expense and higher professional fees associated with being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act resulting from our higher market capitalization.

We incurred preopening expense of $1.4 million for the first nine months of 2014, attributable to the aforementioned four openings and in preparation for the remaining opening in 2014. Although the actual preopening expenses for a particular location depend upon numerous factors, we expect cash preopening expenses of approximately $425,000 per location, and non-cash preopening rent expense ranging from $50,000 to $100,000 per location. Accordingly, we expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants.

On June 25, 2014, we completed a public offering of 2.6 million shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2.3 million shares and the remaining 0.3 million shares were sold by certain selling stockholders. Net proceeds from this offering of $40.9 million have been and will be used for new unit expansion, capital expenditures and general corporate purposes.

On June 30, 2014, we paid off the $3.5 million outstanding borrowings under our credit facility with existing cash on hand. Our entire $20 million credit facility is available as of September 30, 2014.

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

Occupancy. Occupancy includes all rent payments associated with the leasing of real estate, including base, percentage and straight-line rent, real estate taxes, and common area maintenance expense. We record tenant improvement allowances as a reduction of occupancy expense over the term of the lease.

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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred. We expect preopening expenses to commence six to eight months prior to a restaurant opening. Although the actual preopening expenses for a particular location depend upon numerous factors, our historical cash preopening expenses average approximately $425,000 per location, and non-cash preopening rent expense typically ranges from $50,000 to $100,000 per location. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

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

Provision for Income Taxes. Provision for income taxes reflects our best estimate of the effective tax rate expected to be applicable for the full fiscal year. We re-evaluate this estimate each quarter based on our expected income tax expense for the year.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2014 and 2013. There were 23 restaurants in the comparable restaurant base as of September 30, 2014 and 2013. There were 4 restaurants in the non-comparable base as of September 30, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Restaurant sales growth	22.6%	2.6%	18.6%	1.0%
Same-store sales percentage change (1)	2.7%	2.6%	4.0%	0.8%
Average weekly sales – comparable restaurant base	$83,500	$81,300	$85,800	$82,500
Average weekly sales – non-comparable restaurant base	$92,800	$—	$85,800	$—
Average unit volume (in thousands) (2)	$1,097	$1,068	$3,348	$3,219
Sales per square foot (2)	$156	$151	$474	$456
Restaurant operating profit (in thousands) (3)	$5,352	$4,402	$16,093	$14,115
Restaurant operating profit as a percentage of sales (3)	17.8%	18.0%	18.4%	19.1%
Adjusted EBITDA (in thousands) (4)	$2,987	$2,645	$9,127	$8,761
Adjusted EBITDA as a percentage of sales (4)	9.9%	10.8%	10.4%	11.8%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Income from operations	$384	$746	$1,803	$3,692
Depreciation and amortization	1,850	1,395	5,254	4,236
Preopening expense	534	356	1,433	397
Stock-based compensation	219	148	637	436
Adjusted EBITDA	$2,987	$2,645	$9,127	$8,761
General and administrative	2,584	1,905	7,603	5,790
Stock-based compensation	(219)	(148)	(637)	(436)
Restaurant operating profit	$5,352	$4,402	$16,093	$14,115

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from operations	1.3%	3.0%	2.1%	5.0%
Depreciation and amortization	6.2	5.7	6.0	5.7
Preopening expense	1.8	1.5	1.6	0.5
Stock-based compensation	0.7	0.6	0.7	0.6
Adjusted EBITDA	9.9	10.8	10.4	11.8
General and administrative	8.6	7.8	8.7	7.8
Stock-based compensation	(0.7)	(0.6)	(0.7)	(0.6)
Restaurant operating profit	17.8%	18.0%	18.4%	19.1%

Certain amounts may not sum due to rounding.

 Results of Operations

The following tables set forth, for the periods indicated, certain items from our financial statements and the percentage of restaurant sales for those items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Restaurant sales	$30,037	$24,507	$87,539	$73,799
Costs and expenses:
Cost of sales	8,385	6,755	24,105	20,176
Labor	10,128	8,277	29,454	24,551
Occupancy	2,063	1,691	5,907	5,003
Restaurant operating expenses	4,109	3,382	11,980	9,954
General and administrative	2,584	1,905	7,603	5,790
Preopening expense	534	356	1,433	397
Depreciation and amortization	1,850	1,395	5,254	4,236
Total costs and expenses	29,653	23,761	85,736	70,107
Income from operations	384	746	1,803	3,692
Write off of deferred financing costs	—	—	—	66
Interest expense, net	60	52	184	96
Income before income taxes	324	694	1,619	3,530
(Benefit) provision for income taxes	(25)	34	—	309
Net income	$349	$660	$1,619	$3,221

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.9	27.6	27.5	27.3
Labor	33.7	33.8	33.6	33.3
Occupancy	6.9	6.9	6.7	6.8
Restaurant operating expenses	13.7	13.8	13.7	13.5
General and administrative	8.6	7.8	8.7	7.8
Preopening expense	1.8	1.5	1.6	0.5
Depreciation and amortization	6.2	5.7	6.0	5.7
Total costs and expenses	98.7	97.0	97.9	95.0
Income from operations	1.3	3.0	2.1	5.0
Write off of deferred financing costs	0.0	0.0	0.0	0.1
Interest expense, net	0.2	0.2	0.2	0.1
Income before income taxes	1.1	2.8	1.8	4.8
(Benefit) provision for income taxes	(0.1)	0.1	0.0	0.4
Net income	1.2%	2.7%	1.8%	4.4%

Certain amounts may not sum due to rounding.

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Restaurant Sales. Restaurant sales increased $5.5 million, or 22.6% to $30.0 million during the third quarter of 2014 from $24.5 million in the third quarter of 2013. Sales from our four recently opened restaurants that were opened prior to the end of the third quarter, including Boise, The Woodlands, Fort Worth and El Paso, contributed $4.9 million to the total increase. Our same-store sales increased 2.7% year over year, primarily due to a 2.1% increase in customer traffic resulting in part from the two remodels in the fourth quarter of 2013 and a 0.6% increase in our average check per person.

Cost of Sales. Cost of sales increased to $8.4 million in the third quarter of 2014 compared to $6.8 million in the prior year period primarily as a result of our four recently opened locations. Cost of sales as a percentage of restaurant sales increased 0.3% to 27.9% from 27.6% as we experienced inflationary pressure from meat and dairy during the quarter. The overall percentage increase reflected in part, inefficiencies associated with the new locations.

Labor. Labor costs were $10.1 million and $8.3 million in the third quarter of 2014 and 2013, respectively. Labor expenses as a percentage of restaurant sales decreased slightly to 33.7% from 33.8% in the same prior year period as the labor leverage achieved by restaurants within our comparable base was partially offset by the inherent labor inefficiencies associated with our recently opened locations. We expect labor cost as a percentage of sales to trend higher than prior year until new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $0.4 million, or 22.0% year over year to $2.1 million. The higher occupancy expenses were primarily associated with base rent and common area maintenance charges associated with the new locations coupled with higher common area maintenance costs and lower deferred rent credits in comparable base restaurants. Occupancy expenses as a percentage of restaurant sales remained flat at 6.9% during the third quarter of 2014 and 2013.

Restaurant Operating Expenses. Restaurant operating expenses increased $0.7 million, or 21.5%, to $4.1 million during the third quarter of 2014. The year over year increase was primarily driven by restaurant operating expenses associated with our new locations coupled with higher utilities, smallwares, and paper supplies at our existing locations. Restaurant operating expenses as a percentage of restaurant sales decreased to 13.7% in the third quarter of 2014 compared to 13.8% in the prior year same quarter on higher sales volume.

General and Administrative. General and administrative expenses were $2.6 million and $1.9 million in the third quarter of 2014 and 2013, respectively. General and administrative expenses increased year over year as a percentage of sales to 8.6% in the third quarter of 2014 from 7.8%. The increase in general and administrative expenses in absolute dollars and as a percentage of sales is primarily attributable to headcount additions to support our growth initiatives, higher stock-based compensation expense resulting from our stock price appreciation, increased travel costs related to development activities and higher audit and professional fees associated with SOX compliance requirements.

Preopening Expense. Preopening expense of $0.5 million in the third quarter of 2014 was primarily attributable to the Sarasota and Alpharetta restaurants which opened in October 2014 and the Columbus location scheduled to open later in the fourth quarter of 2014. Preopening expense was $0.4 million in the third quarter of 2013 principally related to our Boise and The Woodlands openings in the fourth quarter of 2013.

Depreciation and Amortization. Depreciation and amortization expense was $1.9 million and $1.4 million in the third quarter of 2014 and 2013, respectively. As a percentage of restaurant sales, depreciation and amortization expense increased to 6.2% from 5.7% year over year. The increase is primarily attributable to depreciation expense for our new locations.

Interest Expense, net. Interest expense during the third quarter of 2014 and 2013 includes loan fee amortization expense associated with our credit facility arrangements and line of credit commitment fees and excludes capitalized interest.

(Benefit) provision for Income Taxes. We recognized an income tax benefit of $25,000 during the third quarter of 2014 as a result of projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income. During the third quarter of 2013, we recorded a provision for income taxes of $34,000 consisting of certain federal and state tax expenses for which no net operating loss carryforwards or other credits existed.

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Restaurant Sales. Restaurant sales increased $13.7 million, or 18.6%, to $87.5 million from $73.8 million year over year, of which $10.8 million was attributable to the four new restaurants that were opened prior to the end of the third quarter of 2014. The remaining increase was driven by comparable restaurant sales growth of 4.0% resulting mainly from higher guest traffic in the first nine months of 2014.

Cost of Sales. Cost of sales increased $3.9 million, or 19.5% to $24.1 million during the first nine months of 2014 compared to $20.2 million during the same period in the prior year. As a percentage of restaurant sales, cost of sales was 27.5% compared to 27.3% during the same prior year period, driven mainly by inefficiencies associated with our new restaurants.

Labor. Labor costs in the first nine months of 2014 grew 20.0% to $29.5 million compared to $24.6 million in the comparable prior year period. Labor expenses as a percentage of restaurant sales were 33.6% compared to 33.3% in the first nine months of 2013. The labor increase in absolute dollars and as a percentage of sales was driven by labor inefficiencies associated with new openings partially offset by labor leverage within our existing comparable restaurant base on higher sales volume year over year.

Occupancy. Occupancy expenses increased $0.9 million, or 18.1% to $5.9 million in 2014 year to date from $5.0 million during the first nine months of 2013. The higher occupancy expenses are primarily associated with base rent and common area maintenance charges associated with the new locations coupled with the lower benefit of tenant allowance amortization mainly at one restaurant location as lease provisions lapsed. Occupancy expenses as a percentage of restaurant sales improved to 6.7% in year to date 2014 compared to 6.8% for the comparable prior year period due to leverage on the year over year sales increase.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.0 million, or 20.4%, to $12.0 million during the first nine months of 2014 compared to $10.0 million in the same period in 2013, primarily due to the additional operating expenses associated with our new locations. Restaurant operating expenses as a percentage of restaurant sales were 13.7% during the first nine months of 2014 compared to 13.5% for the same prior year period. Higher utilities and smallwares primarily contributed to the remaining year over year increase.

General and Administrative. General and administrative expenses increased by $1.8 million, or 31.3% to $7.6 million from $5.8 million year over year. General and administrative expenses as a percentage of sales increased 0.9% year over year to 8.7% from 7.8%. The increase in general and administrative expenses in absolute dollars and as a percentage of sales is primarily attributable to headcount additions to support our growth initiatives, higher stock-based compensation expense resulting from our stock price appreciation, increased travel and legal costs related to development activities, higher professional and audit fees associated with SOX compliance requirements as well as higher costs incurred for our annual general manager and executive chef conference.

Preopening Expense. Preopening expense was $1.4 million and $0.4 million in the nine months of 2014 and 2013, respectively. Preopening expense in 2014 was attributable to the Fort Worth and El Paso restaurants opened earlier in the year as well as the three planned openings during the fourth quarter of 2014 while preopening expense in 2013 primarily related to the Boise and The Woodlands locations opened in the fourth quarter of 2013.

Depreciation and Amortization. Depreciation and amortization expense increased 24.0% to $5.3 million in 2014 year to date from $4.2 million in the prior year. Depreciation and amortization expense as a percentage of restaurant sales increased to 6.0% during the first nine months of 2014 from 5.7% during the prior year period. The increase was due to depreciation for new and remodeled restaurants, partially offset by the impact of fully depreciated assets at certain locations.

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

Interest Expense. Interest expense, net of capitalized interest, increased $88,000 year over year, driven by the amortization of deferred loan fees, commitment fees associated with the KeyBank credit facility obtained in April 2013 and interest incurred on the credit facility borrowings. We paid off all borrowings under the credit facility on June 30, 2014.

Provision for Income Taxes. We did not recognize any income tax expense in 2014 year to date due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income. Our provision for income taxes of $309,000 during the first nine months of 2013 is attributable to federal and certain state tax expenses for which no federal or state net operating losses or other credits existed.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	timing of new restaurant openings and related expenses;
●	fluctuations in commodity and food prices;
●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;
●	timing of restaurant remodels and potential lost sales associated with remodel closure;
●	labor availability and costs for hourly and management personnel;
●	profitability of our restaurants, especially in new markets;
●	increases and decreases in comparable restaurant sales;
●	impairment of long-lived assets and any loss on restaurant closures;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30, 2014	December 31, 2013
Cash and short-term investments	$38,350	$6,058
Net working capital (deficit)	$29,793	$(6,476)

	Nine Months Ended September 30,
	2014	2013
Cash provided by operating activities	$10,580	$6,844
Capital expenditures	$16,117	$5,153

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operations, borrowings under our credit agreement and funds raised in our public offering of stock. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the capital market accessibility.

Our goal is to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We opened the Fort Worth and El Paso, Texas restaurants in February and June of 2014, respectively, and the Sarasota, Florida and Alpharetta, Georgia restaurants in October 2014. We plan to open the Columbus, Ohio restaurant in November 2014. This equates to a unit growth rate of 20% for 2014. We currently have ten additional signed leases for new restaurant openings and are working diligently to build our pipeline for future growth.

On June 25, 2014, we completed a public offering of 2.6 million shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2.3 million shares, of which 0.3 million shares were sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The remaining 0.3 million shares were sold by certain selling stockholders. The aggregate net proceeds received for the offering totaled $40.9 million, reflecting gross proceeds of $43.4 million, less underwriting expenses of $2.2 million and other offering costs of $0.3 million. Net proceeds from the offering have been and will be used for new unit expansion, capital expenditures and general corporate purposes.

As of September 30, 2014, we had working capital of $29.8 million and no borrowings under the credit facility. We believe existing cash and short-term investments of $38.4 million, the ability to draw on our $20.0 million credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants over the next several years.

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

The Credit Facility matures on April 19, 2017, with an option to extend the maturity date for one year subject to the Lenders’ consent. The interest rate on the Credit Facility is calculated at KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 3.0% to 3.5% and the base rate margins range from 2.0% to 2.5%. Payments on the Credit Facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee, payable quarterly in arrears at an annual rate of 0.375% or 0.50% times the unused total revolving commitment of the Credit Facility, based on the average daily amount outstanding under the Credit Facility for the previous quarter. We recognized commitment fees of $26,000 during the three months ended September 30, 2014 and 2013, and $67,000 and $46,000 during the nine months ended September 30, 2014 and 2013, respectively.

During the fourth quarter of 2013, we borrowed $3.5 million against the Credit Facility at the one-month LIBOR rate. The average borrowing rate for the six months ended June 30, 2014 was approximately 3.4%, including the LIBOR margin. On June 30, 2014, we paid off all outstanding borrowings under the Credit Facility with existing cash on hand.

The Credit Facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of 1.25 through March 31, 2015 and 1.50 from April 1, 2015 through the maturity date, and (b) a maximum leverage ratio of 4:1. As of December 31, 2013, there was a technical event of default related to the matter described in Note 10 and accordingly, all borrowings under the Credit Facility were classified as a current liability at December 31, 2013. The default judgment was subsequently set aside on April 7, 2014, and we were in compliance with all covenants at September 30, 2014.

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

Fees incurred for the KeyBank Credit Facility totaled $356,000. Unamortized fees of $269,000 at September 30, 2014 are amortized over the life of the Credit Facility and included in other assets in the consolidated balance sheet. Loan fee amortization was $26,000 during the three months ended September 30, 2014 and 2013, and $79,000 and $53,000 during the nine months ended September 30, 2014 and 2013, respectively.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2014	2013
Net cash provided by (used in):
Operating activities	$10,580	$6,844
Investing activities	(16,172)	(5,241)
Financing activities	37,883	(592)
Net increase in cash and cash equivalents	$32,291	$1,011

Operating Activities. Our cash flows from operating activities provided $10.6 million and $6.8 million of net cash during the first nine months of 2014 and 2013, respectively. The net increase in cash from operating activities year over year is primarily due to the lower use of cash to pay for accrued expenses and the receipt of tenant allowance reimbursements in the first nine months of 2014, partially offset by lower net income in 2014.

Investing Activities. Capital expenditures, including capitalized interest, for the nine months ended September 30, 2014 were $16.1 million, primarily associated with our Fort Worth and El Paso locations opened earlier in the year, planned openings of the Sarasota, Alpharetta and Columbus restaurants during the fourth quarter of 2014 and architecture, design and construction-related costs associated with planned restaurants for 2015. Capital expenditures for the nine months ended September 30, 2013 were $5.2 million, primarily associated with costs for restaurants opened in the fourth quarter of 2013 and maintenance capital expenditures for our existing restaurants.

Financing Activities. Net cash provided by financing activities during the first nine months of 2014 was $37.9 million and consisted primarily of $40.9 million in proceeds, net of issuance costs, from our equity offering, and $0.5 million from employee stock option exercises. This increase in cash was partially offset by our repayment of $3.5 million of borrowings under the Credit Facility. Net cash used in financing activities during the first nine months of 2013 totaled $0.6 million, consisting mainly of $0.4 million debt repayment, $0.4 million in fees incurred for our credit facility and $0.2 million for the purchase and retirement of our common stock under the May 2012 authorization, partially offsetting $0.1 million in excess income tax benefits from stock option exercises and $0.3 million in proceeds from employee stock option exercises and employee stock plan purchases.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements or obligations.

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

On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to a default judgment of approximately $3.5 million entered on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss vs. Kona Macadamia, Inc. and Anthony DeAngelo, revolves around a fight that two alleged restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. Following the hearing held on April 3, 2014, the Circuit Court issued a written order on April 7, 2014 granting Macadamia’s Motion to Set Aside Default Judgment. The underlying personal injury case is proceeding in the Circuit Court, and on April 16, 2014, Macadamia filed its answer to the plaintiff’s petition. On August 8, 2014, Macadamia filed its responses to the plaintiff’s first interrogatories and request for documents. On August 18, 2014, the plaintiff’s counsel requested additional time to serve the lawsuit on Mr. DeAngelo. To date, there has been no return of service on Mr. DeAngelo filed.  At a conference held on October 27, 2014, plaintiff’s counsel indicated that plaintiff continues to attempt to serve Mr. DeAngelo. The court established a deadline of August 17, 2015 for summary judgment motions and scheduled the matter for trial in December 2015. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

Item 1A. Risk Factors

Except for the risk factors noted below, there have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2013. A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2013. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls, we may not be able to accurately and timely report our financial results.

Effective internal control over financial reporting and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. To date, the audit of our consolidated financial statements by our independent registered public accounting firm has included a consideration of internal control over financial reporting as a basis of designing their audit procedures but not for the purpose of expressing an opinion (as will be required pursuant to Section 404 of the Sarbanes-Oxley Act of 2002) on the effectiveness of our internal control over financial reporting. If material weaknesses or significant deficiencies are identified in our internal control over financial reporting, we may also identify certain deficiencies in some of our disclosure controls and procedures that would require remediation. If we or our independent registered public accounting firm discover weaknesses, we will make efforts to improve our internal control over financial reporting and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock. Further, ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: October 31, 2014