Form 10-K
period 2014-12-31
KONA GRILL INC
filed 2015-03-12
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was $160,210,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 6, 2015, there were 11,252,563 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2014, are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2014

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

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) currently owns and operates 30 polished casual restaurants in 19 states. Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American food, internationally influenced appetizers and entrees and an extensive selection of award-winning sushi. Our menu items are prepared from scratch at each restaurant location and incorporate over 40 signature sauces and dressings, creating memorable flavor profiles that appeal to a diverse group of customers. Our diverse menu is complemented by a full service bar offering a broad assortment of wines, specialty cocktails, and beers. We believe that our innovative high-quality recipes, generous portions, and flexible price points provide customers with an excellent value proposition and allow us to attract a diverse customer base.

Our restaurants seat an average of 294 customers and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, indoor/outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to attract new customers and encourage repeat visits from regular customers. We locate our restaurants in high-activity areas such as retail centers, shopping malls, urban entertainment districts, and lifestyle centers that are situated near commercial office space and residential housing to attract customers throughout the day.

We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States (U.S.). We plan to grow organically through unit expansion, with a target of 20% unit growth annually over the next several years by strategically expanding the Kona Grill concept in both new and existing markets. Furthermore, given the broad appeal of our concept across the U.S. and the increased demand for polished casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond over the long term.

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:

●

Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared, high quality food that includes a diverse selection of flavorful American favorites with an international influence and award-winning sushi items to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from scratch at each restaurant location using original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 signature sauces and dressings create memorable flavor profiles and further differentiate our menu items. With an average check during 2014 of approximately $25 per customer, we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our customers.

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

●

Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where customers can enjoy our alcoholic beverage offerings. Our patio is a popular place for customers to enjoy our high-value happy hour and reverse happy hour offerings, where full portions of select items are offered at reduced price points. Our patio, which is enclosed in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Aggregate restaurant sales during these non-peak periods accounted for 24.7% of our total sales during 2014, which we believe provides us with a competitive advantage.

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

●

Attractive Unit Economics. During 2014, the average unit volume of our comparable base restaurants was $4.4 million. We believe our average unit volume helps us attract high-quality employees, leverage fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for new restaurants to be approximately $2.5 million, net of landlord tenant improvement allowances and excluding preopening expenses. Based on historical experience, restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

Growth Strategy

We believe that there are significant opportunities to grow our sales and increase our brand awareness throughout the United States and internationally. The following sets forth the key elements of our growth strategy.

Pursue Disciplined Restaurant Growth

We review potential sites in both new and existing markets that meet our target customer demographics, real estate, and investment return criteria. We believe the location of our restaurants plays a pivotal role in determining the long-term profitability of each restaurant and, accordingly, we spend significant time and resources to evaluate each prospective site. We utilize a disciplined site selection process involving our management team and Board of Directors. Our site selection criteria for new restaurants include locating our restaurants near high activity areas such as retail centers, shopping malls, and lifestyle and entertainment centers. In addition, we focus on areas that have above-average density and income populations, have high customer traffic throughout the day from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers. We also focus on sites that have great visibility and ample parking to support high volumes of traffic.

We plan to grow organically through unit expansion, with a target of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year, including the Fort Worth, Texas restaurant in the first quarter, the El Paso, Texas location in the second quarter and the Sarasota, Florida; Alpharetta, Georgia and Columbus, Ohio restaurants in the fourth quarter. We plan to open seven restaurants during 2015, which equates to 23% unit growth. We currently have twelve signed leases for new restaurant openings in 2015 and beyond and continue working diligently to build our pipeline for future growth.

With the acceleration of unit growth in 2014, we have incurred significant preopening expense in 2014 and expect to continue to incur such expenses in 2015 as we increase the number of new restaurant openings in 2015. We expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of start-up inefficiencies typically associated with opening new restaurants. Although the actual preopening expenses for a particular location depend upon numerous factors, we expect to incur cash preopening expenses of approximately $425,000 per location, and non-cash preopening rent expense ranging from $50,000 to $100,000 per location.

Our growth strategy for developing new restaurants also includes expansion in existing markets that have the appropriate demographics to support multiple restaurants. Operating multiple restaurants in existing markets enables us to leverage our brand equity as well as gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we enjoy greater brand awareness and we are able to utilize existing employees in new restaurants. Our expansion plans currently do not involve any franchised restaurant operations in the U.S.

In addition, we have started to explore our potential expansion into international markets. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for polished casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. Similar to other brands with international expansion, we plan to utilize a franchise model for development outside the U.S. Under this model, we will provide training and operational support to our partners without committing, or putting at risk, capital for restaurant construction in these international markets. Our international strategy is still in its early stages as it will take time for us to identify franchise partners and negotiate franchise agreements and for our partners to find quality real estate and construct the restaurants. We will then need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy. We expect to make several investments in the coming year, including developing marketing materials, obtaining trademarks in the requisite markets and incurring incremental travel and networking expenses in order to build the right foundation for our growth.

Grow Existing Restaurant Sales

Our goal for existing restaurants is to increase unit volumes through the execution of our differentiated business model and complimented with ongoing social marketing efforts as well as local market advertising and other initiatives designed to generate awareness and trial of our concept and increase the frequency of customer visits. While many segments within the restaurant industry experienced a decline in same-store sales and customer traffic during 2014, our restaurant sales for comparable base restaurants, which include those units open for more than 18 months, increased 3.8% compared to 2013. The increase reflects a 2.9% increase in customer traffic and a 0.9% increase in average check per person. Our same-store sales for 2014 successfully lapped a 1.4% same-store sales increase during 2013. We believe the strength of our differentiated concept and the appeal of our new design enables us to gain market share, as evidenced by the positive same-store sales growth in the last seven quarters and in the past 17 out of 18 quarters.

We also continue to focus on our four wall execution with key initiatives designed to drive traffic, increase sales and enhance the customer experience while building our business for long-term growth. Our food-based promotions, which include innovative seasonal menu items, are offered four times during the year. These initiatives are highly successful in keeping our menu fresh and exciting while also providing a great venue to test the popularity of new menu items and the opportunity to place top-selling items on our regular menu. We continue to enhance our wine list and utilize our Wine Down Wednesday offering to drive customer traffic by offering a 50% discount on bottle wines each Wednesday. Our value-driven happy hour price-points help drive incremental sales and customer traffic during non-peak hours. Our To Go program and catering services continued to gain traction and increased in absolute dollars year over year. We had record gift card sales during the holiday season, with a 38% increase year over year, driven by targeted marketing initiatives. Furthermore, we continue to focus on the quality of our service and hospitality and improve our customer satisfaction with extensive training for our service staff on our wine list, drink and menu offerings. We continue to grow our customer loyalty program, Konavore, which has grown to over 225,000 members since its inception in 2010. We utilize this e-mail based program to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. We have also increased our presence in social marketing and interactive advertising. Furthermore, we utilize a customer satisfaction survey across the entire brand to provide valuable feedback that our management team can respond to immediately. We believe we can generate additional sales through these programs at a reasonable cost per restaurant.

Continue Strategic Investments in Personnel and Systems

We believe that successful execution of our growth strategies will enable Kona Grill to be a leading polished casual dining restaurant operator in the United States. During the past two years, we have made strategic personnel investments in order to re-ignite the expansion of our concept and continue making additional investments in both operations and development personnel to support our accelerated new unit expansion and international business development initiatives. Additionally, we continue to implement information systems and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our current growth strategy.

Expansion Strategy and Site Selection

We believe the location of our restaurants is critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Our restaurant expansion strategy focuses primarily on penetrating new markets in major metropolitan areas throughout the United States and existing markets where demographic information supports the building of additional restaurants. In general, we prefer to open restaurants in high-profile sites within specific trade areas with the following considerations:

●	suitable demographic characteristics, including residential and commercial population density and above-average household incomes;

●	great visibility;

●	high traffic patterns;

●	general accessibility;

●	availability of suitable parking;

●	proximity of shopping areas and office parks;

●	degree of competition and the operating performance of those competitors within the trade area; and

●	general availability of restaurant-level employees.

These sites generally include high-volume retail centers, shopping malls, and lifestyle and entertainment centers.

We thoroughly analyze each prospective location before presenting the site to our Real Estate Committee, comprised of members of the Board of Directors, for review. Prior to committing to a restaurant site and signing a lease, our Chief Executive Officer, Vice President of Development and a member of the Real Estate Committee visit the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria.

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

We believe our average unit volumes, differentiated menu and multi-daypart model make us an attractive tenant and provide us with multiple opportunities to obtain suitable leasing terms from landlords. As a result of the locations we select, which are often in new retail center or shopping mall developments, our restaurant development timeframes vary according to the landlord’s construction schedule and other factors that are beyond our control. Once the site has been turned over to us, the typical lead-time from commencement of construction to opening is approximately six months.

Unit Economics

We target a 31% to 33% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. During 2014, the average unit volume of our comparable base restaurants was $4.4 million, a 4.3% increase from 2013 demonstrating the strength and broad appeal of our concept. We generated restaurant-level operating profit of $21.4 million during 2014, an increase of 18.3% from prior year. Our restaurant operating margin for comparable base restaurants was 18.7% in 2014 which was at the high end of our targeted range of 18% to 19%. The cash-based performance target for our restaurant operations does not include field supervision, corporate support expenses, preopening expenses, or non-cash items such as depreciation and amortization; and does not represent a targeted return on investment in our common stock.

Our investment cost for new restaurants varies significantly depending upon the location of the restaurant, the type of lease entered into and the amount of tenant improvement allowance we receive from landlords. We expect the cash investment cost of our prototype restaurant on average to be approximately $2.5 million, net of landlord tenant improvement allowances averaging between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $425,000.

Our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2014.

2014 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)

Lunch (Open to 3 p.m.)	$29,025	24.4%
Dinner (5 p.m. to 9 p.m.)	60,622	50.9%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	29,450	24.7%
Total All Day	$119,097	100.0%

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

Our menu features a selection of appetizers, salads, soups, flatbreads, sandwiches, noodles, seafood, signature entrees, and desserts. We round out our menu with over 60 hand-made award-winning sushi choices. Our appetizers include socially interactive items that can be eaten individually or easily shared among customers. Our signature entrees feature various sauces and offer customers generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with shoyu-cream sauce and accompanied by parmesan garlic mashed potatoes and seasonal vegetables. Other favorites include Miso-Sake Sea Bass served with shrimp and pork fried rice and a seasonal vegetable and Pan-Seared Ahi served with steamed white rice, baby bok choy and a sweet chili sauce.

We are also known for our extensive assortment of sushi that includes traditional favorites as well as distinctive specialty sushi and sashimi items such as our Voodoo Roll made with spicy crawfish mix and avocado rolled inside of seaweed and topped with a habanero tuna mix and chili masago, or the Bama Roll made with crab mix, cream cheese and jalapeno in soy paper topped with tuna, avocado, fish roe and spicy mayo. Our menu, coupled with an expansive selection of sushi, offers ample choices for health conscious customers. We take great pride in providing our customers the full Kona Grill experience without compromising their dietary needs and restrictions. We offer extensive gluten-free, vegetarian and vegan menus. We also feature a bento box with a variety of selections of protein and side dishes for the enjoyment of our young customers.

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

The versatility of our menu enables us to provide customers with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods, as well as to serve our customers’ requirements for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. We also offer group dining menus and sushi platters to provide additional opportunities to service our customers. In general, our menu is consistent from location to location. We typically update our menu in the spring and the fall and make enhancements to existing items or introduce new items based on customer feedback, which helps ensure that we are meeting the needs of our customers.

Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 50 selections of wines by the glass or bottle, and an extensive selection of liquors and specialty cocktail drinks. During our weekday happy hour (3 p.m. to 7 p.m.), reverse happy hour (9 p.m. to 11 p.m.) and Sunday happy hour in select markets, we offer discounts on selected food and alcoholic beverage items. Happy hour times may vary by location due to local liquor laws. Alcoholic beverage sales represented approximately 30% of our total restaurant sales during 2014.

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

Regardless of the experience customers are looking for, our restaurant design offers a variety of dining experiences to fit every mood and occasion. Our indoor/outdoor patio with a full service bar incorporates a high-energy, socially interactive atmosphere for customers to enjoy appetizers or sushi while they wait to dine with us, and serves as a destination for many of our frequent customers during the late afternoon and late night periods. Our restaurant in Fort Worth, Texas features a rooftop patio with a retractable roof. We also have enclosed patios in colder climates to maximize utilization of the patio throughout the year. Alternatively, our dining room provides a warm and intimate ambience for special occasions or dinner with friends and family. For sushi enthusiasts, we showcase our highly trained sushi chefs creating their masterpieces at our expansive sushi bar.

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect food products throughout the preparation process. We provide detailed specifications to suppliers for food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel. Our restaurant general managers and executive chefs generally receive nine weeks of training while our other restaurant managers and sous chefs receive seven weeks of training. We require annual recertification training for all employees, and each employee receives an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants. We have a ServSafe alcohol certification program, where every front of house employee is trained and tested to ensure we are providing responsible alcohol service. Additionally, we engage a third party service provider to perform quarterly inspections at all of our restaurants to monitor and ensure compliance with required guidelines.

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

Our goal is to maximize purchasing efficiencies and obtain the lowest possible prices for ingredients, products, and supplies, while maintaining the highest quality. Our corporate office coordinates national supply contracts, negotiates prices for food supply throughout all of our restaurants, monitors quality control and consistency of the food supplied to restaurants, and oversees delivery of food on a nationwide basis. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, we utilize an automated food cost and inventory system to assist each restaurant’s management team in determining daily order requirements for food ingredients, products, and supplies. The management team orders accordingly from approved suppliers, and all deliveries are inspected to assure that the items received meet our quality specifications and negotiated prices.

Restaurant Operations

Executive and Restaurant Management

Our executive management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities. Restaurant management and our corporate office institute procedures to enhance efficiency, reduce costs and provide centralized and individual restaurant support systems. Our corporate operations team and district managers have primary responsibility for oversight of our restaurants and participate in analyzing restaurant-level performance and strategic planning. We currently employ five district managers who are each responsible for overseeing the restaurants in a specific region. The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and systems to enhance the efficiency of operations and the dining experience for our customers. In addition, our corporate food and beverage team includes a vice president, a corporate chef, a corporate sushi chef, three regional culinary partners and an operations support manager who are responsible for educating, coaching, and developing kitchen personnel, implementing systems to improve the efficiency of kitchen operations, and developing new menu offerings.

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

Training

In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and ongoing training programs under the direction of our director of training. Each restaurant manager completes a formal training program that is comprised of a mix of classroom and on-the-job instruction. Programs for general managers and executive chefs provide nine weeks of training. Programs for other managers provide seven weeks of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, IT systems and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, learning the ingredients of various menu items, and other key service protocols. In addition, our hourly staff goes through a series of in-depth interactive training for their positions.

We implement these programs by hiring dedicated corporate personnel as well as designating high-performing existing restaurant personnel to assist in training. Our training personnel are involved in training for both new employees hired in anticipation of new restaurant openings as well as for ongoing training in existing restaurants. When we open a new restaurant, we provide training to restaurant personnel in every position for several weeks prior to and after the opening to assure the smooth and efficient operation of the restaurant from the first day it opens to the public.

Recruitment and Retention

Our future growth and success is highly dependent upon our ability to attract, develop, and retain qualified individuals who are capable of successfully managing our high-volume, upscale casual restaurants. We believe that our unit volume, the image and atmosphere of the Kona Grill concept, and career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We offer restaurant management personnel competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement through a formal management development program. Furthermore, the management team of each restaurant shares in a bonus tied to the sales and overall profitability of their restaurant. We believe that our compensation package for managers and restaurant employees is comparable to or better than those provided by other polished casual restaurants. We believe our compensation policies help us attract quality personnel.

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

We are subject to “dram shop” statutes in most of the states in which we operate. Those statutes generally provide a person who has been injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. We carry liquor liability coverage as part of our existing comprehensive general liability insurance which we believe is consistent with coverage in the full-service restaurant industry. Even though we carry liquor liability insurance, a judgment against us under a “dram shop” statute in excess of our liability coverage could have a material adverse effect on our operations.

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

Employees

As of February 27, 2015, we employed 2,743 people of whom 2,692 worked in our restaurants and 51 were corporate management and staff personnel. None of our employees are covered by a collective bargaining agreement. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.

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

We currently operate 30 restaurants, five of which opened during 2014, and we expect to open seven additional restaurants in 2015. The capital resources required to develop each new restaurant are significant. We estimate that the cost of opening a new Kona Grill restaurant currently ranges from $3.2 million to $3.7 million, exclusive of landlord tenant improvement allowances and approximately $425,000 in cash preopening expenses and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the average unit volumes of our new restaurants may cause our results of operations to fluctuate significantly, and poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect the financial performance and perception of our company, making the investment risks related to any one location much larger than those associated with most other restaurant companies.

Our sales and ability to continue to be profitable could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales or they may decrease.

While future sales growth will depend substantially on opening new restaurants, changes in comparable restaurant sales will also affect our sales growth and will continue to be a critical factor in generating future profits. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases.

Our comparable restaurant sales increased 3.8%, 1.4%, 2.7%, 8.8% and 0.9% during 2014, 2013, 2012, 2011 and 2010, respectively, but declined 9.3% and 7.2% during 2009 and 2008, respectively. As our units continue in operation, it may be more difficult to continue to achieve significant increases in comparable restaurant sales. Further, the impact of the factors noted below may lower our expectations for comparable restaurant sales.

•	changes in consumer preferences and discretionary spending, including weaker consumer spending in periods of economic difficulty or uncertainty;

•	consumer understanding and acceptance of the Kona Grill experience and perception of the Kona Grill brand;

•	our ability to increase menu prices without adversely impacting customer traffic to such a degree that the impact of the decrease in customers equals or exceeds the benefit of the menu price increase;

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

•	executing our strategies effectively, including our development strategy, menu improvement initiatives and marketing and branding strategies, each of which may not have the impact we expect;

•	turnover of key operations and restaurant personnel;

•	weather, road construction and other factors limiting access to our restaurants; and

•	changes in government regulation.

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

We currently operate 30 restaurants, approximately 23% of which have been operating for less than18 months. Consequently, the results we have achieved to date with a relatively small number of restaurants may not be indicative of those restaurants’ long-term performance or the potential performance of new restaurants. A number of factors historically have affected and are likely to continue to affect our average unit volumes and comparable restaurant sales, including the following:

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

Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or our ability to open new restaurants on a timely basis after we have identified sites. We plan to grow organically through unit expansion, with a target of 20% unit growth annually over the next several years by strategically expanding the Kona Grill concept in both new and existing markets. We plan to open seven new restaurants in 2015 and currently have twelve signed leases for 2015 openings and beyond.

There can be no assurance that our unit growth goal will be realized because our ability to open new restaurants depends upon a number of factors, many of which are beyond our control, including the following:

●	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;

●	difficulty negotiating leases with acceptable terms;

●	cash flow generated by our existing restaurants;

●	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty or tight credit;

●	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

●	labor shortages or disputes experienced by our landlords or outside contractors;

●	unforeseen engineering or environmental problems with the leased premises;

●	our ability to secure governmental approvals and permits, including liquor licenses, construction permits, and occupancy permits;

●	the ability of our corporate staff to develop a greater number of new restaurants than our company has developed during the past several years while successfully managing existing restaurants;

●	obstacles to hiring and training qualified operating personnel in the local market;

●	inclement weather, natural disasters and other calamities; and

●	general economic conditions.

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

Any deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have or may cease operations in the future or have deferred openings or failed to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in customer traffic. As a result, our results of operations could be adversely affected. Furthermore, the credit and lending industry continue to be restrictive. Lenders are taking a more active role in reviewing tenant leases and prospective tenancies and have been more restrictive in approving tenancies and financing. This may affect our ability to lease sites at terms as favorable as we have received in the past.

In addition, if our landlords are unable to obtain sufficient credit to continue to properly manage their retail centers, we may experience a drop in the level of quality of such centers where we operate restaurants. Our future development of new restaurants may also be adversely affected by the negative financial situations of developers and potential landlords. Landlords may try to delay or cancel recent development projects (as well as renovations of existing projects), which could reduce the number of appropriate locations available that we would consider for our new restaurants. Furthermore, the failure of landlords to obtain licenses or permits for development projects on a timely basis, which is beyond our control, may negatively impact our ability to implement our development plan.

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

Our growth and our planned remodeling of our existing restaurants may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and currently expect to open seven new restaurants during 2015. Further, we plan to maintain and enhance the quality of our customers’ dining experience through remodeling certain of our existing restaurants. Our continued expansion and planned remodeling will increase demands on our available cash resources, as well as demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage and when appropriate, remodel our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Any decision to either reduce or accelerate the pace of openings may positively or adversely affect our comparative financial performance.

Our preopening expenses continue to be significant, and the amount of such expenses incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. As such, our decision to either decrease or increase the rate of openings may have a significant impact on our financial performance for a particular period. Therefore, if we decide to reduce our new restaurant openings, our comparable preopening expenses will be lower and the effect on our comparative financial performance should be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in preopening expenses will have an unfavorable short-term impact on our comparative financial performance.

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

We may not be successful in our international business development, or such expansion may adversely affect our financial performance.

We plan to explore future expansion into international markets, including Latin America and the Middle East. Similar to other brands with international expansion, we plan to utilize a franchise model for development outside the U.S., providing training and operational support to our partners without committing, or putting at risk, capital for restaurant construction in these international markets. Our international strategy is still in its early stages as it will take time for us to identify franchise partners and negotiate franchise agreements and for our partners to find quality real estate and construct the restaurants. We will then need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy. We expect to make several investments in the coming year, including developing marketing materials, obtaining trademarks in the requisite markets and incurring incremental travel and networking expenses in order to build the right foundation for our growth.

As we are at the early stage of exploring our international market expansion, we may not be fully aware of the significant development efforts involved and barriers to entry into these markets. Accordingly, even though we are attempting to manage the necessary capital investment through the utilization of the franchise model, we may incur more expenses than originally anticipated and our investment may take additional time to come to fruition. Furthermore, there is a risk that we may not be successful in our international business development efforts. In that case, we may not be able to recover all of the investments incurred. Further, our attempt to expand internationally could result in significant distraction or diversion of resources from our domestic unit expansion and existing operations in the U.S.

There is no assurance that we will find the proper franchisees and other partners to successfully expand internationally, or that the franchised restaurants in foreign markets will gain market acceptance or be able to operate on a profitable basis. Our international operations are subject to many of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, and differing cultures and consumer preferences.

Our international expansion and global brand development efforts could negatively affect our brand or could result in sanctions or liability for violations of regulations or legal actions.

Our business expansion into international markets could create new risks to our brand and reputation. We believe that we will be able to select high-caliber international operating partners with significant experience in restaurant operations; however, there is risk that our brand value could be harmed by factors outside of our control, including, but not limited to:

●	difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;

●	changes to our recipes required due to cultural differences;

●	inability to obtain adequate and reliable supplies of ingredients and products necessary to execute our diverse menu; and

●	differences, changes or uncertainties in economic, regulatory, legal, social and political conditions.

Further, as we expand our brand internationally, we will need to comply with regulations and legal requirements, including those related to the protection of our trademarks, trade secrets and other intellectual property - see “Our failure to protect our trademarks, service marks, or trade secrets could negatively affect our competitive position and the value of the Kona Grill brand” below. We will have additional exposure to foreign tax laws and regulations which currently do not affect us. Additionally, we will need to comply with both domestic laws affecting United States businesses that operate internationally and foreign laws in the countries in which we expand our restaurants, such as the Foreign Corrupt Practices Act, under which we do not currently have exposure. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions. Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our operating partners and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur liability that is not covered by such protection, or incur costs and expenses as a result of our operating partners’ conduct even when we are not legally liable. Any of these risks could harm our business, results of operations and financial condition.

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

We currently use a national food distribution service company and other regional distributors to provide food and beverage products to all of our restaurants. If our suppliers cease doing business with us, we could experience short-term supply shortages in some or all of our restaurants and could be required to purchase food and beverage products at higher prices until we are able to secure alternative supply sources. In addition, any delay in replacing suppliers or distributors on acceptable terms could, in extreme cases, require us to remove temporarily items from the menus of one or more of our restaurants, which also could adversely affect our business.

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

Furthermore, as our international business development is still at an early stage, we have not registered all of our trademarks and service marks throughout the world as doing so may not be feasible because of associated costs or various foreign trademark law prohibitions. Our inability to effectively protect our intellectual property domestically or internationally may result in limiting our ability to globally expand our brand thereby adversely affecting our financial performance.

Our business could be adversely impacted if our information technology and computer systems do not perform properly or if we fail to protect our customers’ or our employees’ information. Additionally, the inappropriate use of social media vehicles could harm our reputation and adversely impact our business.

We rely heavily on information technology to conduct our business, including point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. Any material failure, interruption of service, or compromised data security, problems with maintenance, upgrading or transitioning to replacement systems or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations and could otherwise adversely affect our operations. While we take data security very seriously and expend significant resources to ensure that our information technology operates securely and effectively, any security breaches could result in disruptions to operations or unauthorized disclosure of confidential information, and significant capital investments might be required to remediate such security breaches. Further, if customer or employee confidential data is compromised, our operations could be adversely affected, our reputation could be harmed, or we could be subject to litigation or the imposition of penalties resulting from violation of federal and state laws and payment card industry regulations. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance.

Additionally, we rely on search engine marketing and social media platforms to attract and retain customers as part of our marketing efforts. A variety of risks are associated with the use of social media, including the improper disclosure of proprietary information, negative comments about our company, exposure of personally identifiable information, fraud, or outdated information. The inappropriate use of social media vehicles by our customers or employees could increase our costs, lead to litigation or result in negative publicity that could damage our reputation.

A data security breach involving a customer’s or employee’s personal data could have a material adverse effect on our business, could adversely affect our reputation and could result in litigation against us or the imposition of penalties, which could adversely affect our financial performance.

We receive and maintain certain personal information about our customers and employees. For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans. The collection and use of this information by us is regulated at the federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. If our security and information systems are compromised or our employees or authorized third parties fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation and could result in litigation against us or the imposition of penalties, which could have a material adverse effect on our financial performance.

In addition, our ability to accept credit cards as payment in our restaurants and for on-line gift card orders depends on us remaining compliant with standards set by the PCI Security Standards Council. These standards require certain levels of system security and procedures to protect our customers’ credit card and other personal information. We utilize both internal resources and external consultants to reduce the likelihood of any security failures or breaches. However, we can provide no assurance that these security measures will be successful. If these security measures are not successful, we may become subject to litigation against us or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, any of which could have a material adverse effect on our financial performance.

Risks Related to the Restaurant Industry

Changes in food and supply costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. Although we can purchase certain commodities under contract, we currently do not use financial management strategies or have long-term contracts in place for the majority of commodities to reduce our exposure to price fluctuations. Changes in the price or availability of seafood, poultry, beef, grains, dairy or produce could affect our ability to offer a broad menu and price offering to customers and could reduce our operating margins and adversely affect our results of operations. We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our sales and results of operations.

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

We offer eligible full-time salaried employees and eligible variable-hour employees the opportunity to enroll in healthcare coverage subsidized by us. Our employees may or may not choose to participate in our healthcare plans. However, under the comprehensive U.S. health care reform law enacted in 2010, the Affordable Care Act, changes that became effective in 2014, and especially the employer mandate and employer penalties that became effective January 1, 2015, will increase our labor costs significantly. In 2015, we adopted a qualifying plan under the Affordable Care Act for our eligible variable-hour employees, which will increase our healthcare expenses. It is also possible that even in light of recent changes in the healthcare plans we offer, healthcare plans offered by other companies with which we compete for employees will make us less attractive to our current or potential employees. And in any event, implementing the requirements of the Affordable Care Act has imposed additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

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

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing 30% of our sales during 2014. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

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

Our success depends in part on our ability to attract, motivate, and retain a sufficient number of qualified employees, including restaurant managers and kitchen managers, necessary to continue our operations. This ability is especially critical to our company because of our relatively small number of existing restaurants. If we are unable to recruit and retain a sufficient number of qualified employees, our business and growth strategy could be adversely affected.

Competition for qualified restaurant employees in current or prospective markets could require us to pay higher wages and benefits, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid rates based upon the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, health benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs. We may be unable to generate enough operating efficiencies or increase our prices proportionately in order to mitigate these increased costs on to our customers, in which case our operating margins would be adversely affected.

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall, including the following:

●	actual or anticipated fluctuations in our quarterly or annual financial results;

●	the financial guidance we may provide to the public, any changes in such guidance, or our failure to meet such guidance;

●

the failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

●	changes in the market valuations of other companies in the restaurant industry;

●	actual or anticipated variations in comparable restaurant sales or operating results; whether in our operations or those of our competitors;

●	changes in the consumer preferences or spending;

●	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;

●	sales, or anticipated sales, of large blocks of our stock;

●	short selling of our common stock by investors;

●	additions or departures of key personnel;

●	regulatory or political developments;

●	litigation and governmental or regulatory investigations;

●	acquisitions or strategic alliances by us or by our competitors; and

●	general economic, political, and financial market conditions or events.

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

Two of our independent directors and our chief executive officer together currently own approximately 23% of our outstanding common stock. As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The large number of shares eligible for public sale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2014, we had outstanding 11,209,138 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,439,887 shares available for issuance under our stock award and employee stock purchase plans. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

We may not continue to buy back shares of common stock under our share repurchase program, which could have an adverse effect on the market price of our common stock.

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5.0 million of common stock. We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares. In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5.0 million of our outstanding common stock. As of December 31, 2014, we have repurchased and retired $3.2 million or 387,109 shares under the 2012 authorization, with $203,000 or 24,098 shares during 2013. We did not repurchase and retire any common stock during 2014.

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

Our certificate of incorporation, our bylaws, and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be viewed to be in the best interests of stockholders. These include provisions on our maintaining a classified Board of Directors and limiting the stockholders’ powers to remove directors or take action by written consent instead of at a stockholders’ meeting. Our certificate of incorporation also authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.” These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

We are considered an accelerated filer as of the end of fiscal 2014, and we will no longer be able to report as a smaller reporting company in the near future, and as a result, we have to comply with increased disclosure and governance requirements.

Based on our public float (market value of securities held by non-affiliates) as of June 30, 2014, we are classified as an "accelerated filer" as of December 31, 2014. Further, starting with our reports covering 2015, we no longer qualify as a “smaller reporting company.” As a non-accelerated filer and a smaller reporting company, we have been able to take advantage of certain exemptions from various reporting and governance requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

As an accelerated filer and a company that will no longer considered a smaller reporting company, we are subject to higher professional expenses due to the auditor attestation requirements for SOX 404 compliance, which will adversely affect our net income. Further, we cannot predict if investors will find our common stock less attractive because we can no longer rely on these exemptions which may result in additional costs of compliance. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. There are no assurances that investors will find our common stock more attractive, or that there will be a more active trading market for our common stock or that our stock price will be less volatile, when we are considered an accelerated filer.

If we are unable to maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

While we have determined that our internal control over financial reporting was effective as of December 31, 2014, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our reputation and the price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently operate 30 restaurants in 19 states. Each of our restaurants and our corporate office are located in a leased facility. As of December 31, 2014, our restaurant leases had expiration dates ranging from 2016 to 2029, typically with options to renew for at least a five-year period. The following table sets forth our current restaurant locations and corporate office.

State	City	Location	Year Opened	Square Footage	Number of Seats (1)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	320
Missouri	Kansas City	Country Club Plaza	2002	7,455	248
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,390	286
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,800	339
Indiana	Carmel	Clay Terrace	2004	7,500	356
Texas	San Antonio	The Shops at La Cantera	2005	7,200	295
Texas	Dallas	North Park Mall	2006	6,890	296
Illinois	Lincolnshire	Lincolnshire Commons	2006	6,850	284
Texas	Houston	Houston Galleria	2006	7,555	310
Illinois	Oak Brook	Oak Brook Promenade	2006	6,998	291
Texas	Austin	The Domain	2007	7,000	298
Michigan	Troy	Big Beaver Road	2007	7,000	257
Connecticut	Stamford	Stamford Town Center	2007	8,197	309
Louisiana	Baton Rouge	Perkins Rowe	2007	7,200	260
Arizona	Gilbert	San Tan Village	2008	6,770	257
Arizona	Phoenix	City North	2008	7,510	370
Virginia	Richmond	West Broad Village	2009	7,000	282
New Jersey	Woodbridge	Woodbridge Conference Center	2009	7,000	281
Minnesota	Eden Prairie	Windsor Plaza	2009	7,000	310
Florida	Tampa	MetWest International	2009	7,500	338
Maryland	Baltimore	Downtown Baltimore	2010	6,972	280
Idaho	Boise	The Village at Meridian	2013	6,913	303
Texas	The Woodlands	The Woodlands Town Center	2013	8,494	269
Texas	Fort Worth	West 7th	2014	7,500	344
Texas	El Paso	Fountains at Farah	2014	6,996	286
Florida	Sarasota	University Town Center	2014	7,000	287
Georgia	Alpharetta	Avalon	2014	7,156	297
Ohio	Columbus	Easton Town Center	2014	5,079	242
Arizona	Scottsdale	Corporate Office at Scottsdale Fashion Square	2004	9,820	—

____________________

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

Item 3.	Legal Proceedings

See Note 12 of Notes to Consolidated Financial Statements in Part IV of this report for a summary of legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005. The following table sets forth high and low sale prices of our common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2014
First quarter	$22.00	$14.10
Second quarter	$24.68	$17.80
Third quarter	$20.59	$16.02
Fourth quarter	$25.78	$17.50
2013
First quarter	$9.73	$8.15
Second quarter	$11.76	$8.65
Third quarter	$13.90	$10.87
Fourth quarter	$18.69	$11.48

On March 6, 2015, the closing sale price of our common stock was $26.11 per share. On March 6, 2015, there were 15 holders of record of our common stock.

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

Issuer Purchase of Equity Securities

None.

PRICE PERFORMANCE GRAPH

The following line graph compares cumulative total stockholder returns for the period from December 31, 2009 through December 31, 2014 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; and (3) the peer group. The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index and the peer group include reinvestment of dividends, if any. Our peer group consists of BJ’s Restaurants, Inc.; Bravo Brio Restaurant Group, Inc.; Granite City Food & Brewery Ltd.; and The Cheesecake Factory Incorporated.   Our peer group companies all compete in the polished casual segment of the restaurant industry.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Restaurant sales	$119,097	$98,250	$96,021	$93,657	$82,735
Costs and expenses:
Cost of sales	32,964	26,853	26,246	25,579	22,459
Labor	40,336	33,166	31,968	30,896	28,640
Occupancy	8,061	6,702	6,253	6,573	6,523
Restaurant operating expenses	16,358	13,456	13,534	13,977	12,923
General and administrative	10,715	7,854	7,037	8,395	7,072
Preopening expense	2,481	1,162	—	—	567
Depreciation and amortization	7,220	5,918	5,749	5,856	5,612
Insurance recoveries and other	—	32	(120)	—	—
Total costs and expenses	118,135	95,143	90,667	91,276	83,796
Income (loss) from operations	962	3,107	5,354	2,381	(1,061)
Write off of deferred financing costs and other	39	66	—	—	—
Interest expense, net	220	160	66	58	71
Income (loss) before income taxes	703	2,881	5,288	2,323	(1,132)
Provision for income taxes	—	169	36	9	10
Income (loss) from continuing operations	703	2,712	5,252	2,314	(1,142)
Loss from discontinued operations, net of taxes (1)	—	—	466	288	435
Net income (loss)	$703	$2,712	$4,786	$2,026	$(1,577)

Net income (loss) per share — Basic:
Continuing operations	$0.07	$0.32	$0.60	$0.25	$(0.12)
Discontinued operations	—	—	(0.05)	(0.03)	(0.05)
Net income (loss)	$0.07	$0.32	$0.55	$0.22	$(0.17)

Net income (loss) per share — Diluted:
Continuing operations	$0.07	$0.31	$0.59	$0.24	$(0.12)
Discontinued operations	—	—	(0.05)	(0.03)	(0.05)
Net income (loss)	$0.07	$0.31	$0.54	$0.21	$(0.17)

Weighted average shares outstanding:
Basic	9,870	8,573	8,726	9,242	9,167
Diluted	10,263	8,762	8,868	9,428	9,167

Balance Sheet Data (at end of period):
Cash and cash equivalents	$36,578	$5,881	$7,989	$6,327	$2,555
Investments	178	177	177	176	174
Working capital (deficit)	27,018	(6,476)	1,044	(2,380)	(4,878)
Total assets	94,370	49,868	39,325	41,347	42,060
Total debt	—	3,500	370	132	636
Total stockholders’ equity	65,426	22,358	18,868	17,684	16,989

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

Overview

We currently own and operate 30 restaurants located in 19 states. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per person, offer our customers an attractive price-value proposition.

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year, including the Fort Worth, Texas restaurant in the first quarter, the El Paso, Texas location in the second quarter and the Sarasota, Florida; Alpharetta, Georgia and Columbus, Ohio restaurants in the fourth quarter. We plan to open seven restaurants during 2015, which equates to 23% unit growth. We currently have twelve signed leases for new restaurant openings in 2015 and beyond and continue working diligently to build our pipeline for future growth.

In addition, we have started to explore expansion into international markets. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for polished casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. Similar to other brands with international expansion, we plan to utilize a franchise model for development outside the U.S. Under this model, we will provide training and operational support to our partners without committing or putting our capital at risk in these international markets. Our international strategy is still in its early stages as it will take time for us to identify franchise partners and negotiate franchise agreements and for our partners to find quality real estate and construct the restaurants. We will then need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy. We expect to make several investments in the coming year, including developing marketing materials, obtaining trademarks in the requisite markets and incurring incremental travel and networking expenses in order to build the right foundation for our growth.

Our same-store sales increased 3.8% year over year, with 2.9% growth in customer traffic and 0.9% growth in check average. The 3.8% same-store sales growth in 2014 was in addition to a 1.4% increase in same-store sales in 2013. We have generated positive same-store sales in each of the last seven quarters and in 17 out of the last 18 quarters.

We continue to focus on growing sales while remaining disciplined with our costs. The average unit volume of our comparable base restaurants increased to $4.4 million, or 4.3% in 2014 compared to $4.3 million in 2013 despite continuing cautious consumer spending and a highly competitive industry landscape. Our income from operations was $1.0 million in 2014 compared to $3.1 million in 2013 and our net income was $0.7 million in 2014 compared to $2.7 million in 2013. In each case, as described in more detail under “Year Ended December 31, 2014 Compared to Year Ended December 31, 2013,” a significant part of the year over year change was driven by preopening expense related to our growth strategy, incremental operating costs for new restaurant locations, and higher general and administrative expenses in support of our accelerated unit growth and SOX 404 compliance.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased $3.3 million, or 18.3% to $21.4 million in the 2014 from $18.1 million in the prior year. Restaurant operating profit as a percentage of restaurant sales of 18.0% in 2014 included operating inefficiencies of five new restaurants that opened during 2014 compared to the 2013 restaurant operating profit as a percentage of restaurant sales of 18.4% which included operating inefficiencies of the two new locations opened in the fourth quarter of 2013. Our Adjusted EBITDA, defined as income from operations plus depreciation and amortization, preopening expense and stock-based compensation, grew 6.9% year over year to $11.5 million from $10.8 million in 2013. Adjusted EBITDA as a percentage of restaurant sales was 9.7% in 2014 compared to 11.0% in the prior year, reflecting our investment in human capital to accelerate our unit growth, start-up costs for international business development as well as increased audit and professional fees associated with SOX 404 compliance and tax planning strategies. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to our income from operations.

Our cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take approximately six to twelve months to achieve the majority of operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales.

Our general and administrative costs for 2014 have increased and are expected to further increase in 2015 as we make investments in development and operations personnel and infrastructure to accelerate new unit growth and incur start-up costs for our international business development. The increase in 2014 as compared to 2013 also reflected the higher stock-based compensation expense and higher professional fees associated with tax planning strategies and being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act resulting from our higher market capitalization. Over the longer term, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

We incurred preopening expense of $2.5 million, attributable to the aforementioned five openings in 2014 and in preparation for the planned openings in the first half of 2015. Although the actual preopening expenses for a particular location depend upon numerous factors, we expect cash preopening expenses of approximately $425,000 per location, and non-cash preopening rent expense ranging from $50,000 to $100,000 per location. Accordingly, we expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants. We expect to open seven new restaurants in 2015.

On June 25, 2014, we completed a public offering of 2.6 million shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2.3 million shares, and the remaining 0.3 million shares were sold by certain selling stockholders. Net proceeds from this offering of $40.9 million have been and will be used for new unit expansion, capital expenditures and general corporate purposes.

On June 30, 2014, we paid off the $3.5 million outstanding borrowings under our credit facility with existing cash on hand. On November 7, 2014, we amended the credit facility and increased the line of credit from $20 million to $35 million. Our entire $35 million credit facility was available as of December 31, 2014.

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

Average Weekly Sales. Average weekly sales represent the average of restaurant sales for the comparable or non-comparable restaurant base measured over the applicable operating weeks for the reported periods.

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

Interest Expense, net. Interest expense consists of the cost of servicing our debt obligations, the amortization of debt issuance costs and commitment fees on the line of credit. Interest expense is offset by interest earned on cash and investment balances. We capitalize interest incurred on borrowings for restaurant construction.

Provision for Income Taxes. Provision for income taxes represents amounts due for federal and state income taxes.

Discontinued Operations. Discontinued operations include the historical operating results as well as lease termination and exit costs attributable to closed restaurants.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2014, 2013 and 2012. There were 23 restaurants in the comparable restaurant base as of December 31, 2014, 2013 and 2012. There were seven and two restaurants in the non-comparable base as of December 31, 2014 and 2013, respectively.

	Year Ended December 31,
	2014	2013	2012

Restaurant sales growth	21.2%	2.3%	2.5%
Same-store sales percentage change (1)	3.8%	1.4%	2.7%
Average weekly sales – comparable restaurant base	$85,000	$81,700	$80,300
Average weekly sales – non-comparable restaurant base	$85,700	$101,600	$—
Average unit volume (in thousands) (2)	$4,433	$4,250	$4,190
Restaurant operating profit (in thousands) (3)	$21,378	$18,073	$18,020
Restaurant operating profit as a percentage of sales (3)	18.0%	18.4%	18.8%
Adjusted EBITDA (in thousands) (4)	$11,519	$10,771	$11,501
Adjusted EBITDA as a percentage of sales (4)	9.7%	11.0%	12.0%

(1)

Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base compared to the prior year. In calculating the percentage change for same-store sales, we include a restaurant in the comparable restaurant base the first full calendar quarter after it has been in operation for more than 18 months. We remove restaurants from the comparable base for periods in which they are closed, primarily related to remodel activities.

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

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income from operations	$962	$3,107	$5,354
Depreciation and amortization	7,220	5,918	5,749
Preopening expense	2,481	1,162	—
Stock-based compensation	856	584	398
Adjusted EBITDA	11,519	10,771	11,501
General and administrative	10,715	7,854	7,037
Stock-based compensation	(856)	(584)	(398)
Insurance recoveries and other	—	32	(120)
Restaurant operating profit	$21,378	$18,073	$18,020

	Percent of Restaurant Sales
	Year Ended December 31,
	2014	2013	2012
Income from operations	0.8%	3.2%	5.6%
Depreciation and amortization	6.1	6.0	6.0
Preopening expense	2.1	1.2	—
Stock-based compensation	0.7	0.6	0.4
Adjusted EBITDA	9.7	11.0	12.0
General and administrative	9.0	8.0	7.3
Stock-based compensation	(0.7)	(0.6)	(0.4)
Insurance recoveries and other	—	—	(0.1)
Restaurant operating profit	18.0%	18.4%	18.8%

Certain percentage amounts may not sum to total due to rounding.

Store Growth Activity

	2014	2013	2012

Beginning Restaurants	25	23	23
Openings	5	2	—
Total	30	25	23

Results of Operations

The following table sets forth, for the years indicated, our consolidated statements of comprehensive income expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2014	2013	2012
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.7	27.3	27.3
Labor	33.9	33.8	33.3
Occupancy	6.8	6.8	6.5
Restaurant operating expenses	13.7	13.7	14.1
General and administrative	9.0	8.0	7.3
Preopening expense	2.1	1.2	—
Depreciation and amortization	6.1	6.0	6.0
Insurance recoveries and other	—	0.0	(0.1)
Total costs and expenses	99.2	96.8	94.4
Income from operations	0.8	3.2	5.6
Write off of deferred financing costs	0.0	0.1	—
Interest expense, net	0.2	0.2	0.1
Income before income taxes	0.6	2.9	5.5
Provision for income taxes	—	0.2	0.0
Income from continuing operations	0.6	2.8	5.5
Loss from discontinued operations, net of tax	—	—	0.5
Net income	0.6%	2.8%	5.0%

Certain percentage amounts may not sum to the total due to rounding.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Restaurant Sales. Restaurant sales increased $20.8 million or 21.2% in 2014, $16.3 million of which related to contributions from our five new restaurants opened during 2014 and a full year of sales for two restaurants opened in the fourth quarter of 2013. Our same-store sales increased 3.8% year over year, with a 2.9% growth in customer traffic and a 0.9% growth in check average. The 3.8% same-store sales growth in 2014 compares to a 1.4% increase in same-store sales in 2013.

Cost of Sales. Cost of sales increased $6.1 million, or 22.8% to $33.0 million in 2014 compared to $26.9 million in the prior year. New locations opened since the fourth quarter of 2013 accounted for $4.8 million of the total increase. As a percentage of restaurant sales, cost of sales was 27.7% compared to 27.3% in 2013, reflecting primarily new unit inefficiencies and commodity pricing pressure particularly from beef and dairy.

Labor. Labor expense for our restaurants increased to $40.3 million, or 21.6%, from $33.2 million in 2013. Labor costs for new locations accounted for $6.2 million of the total $7.1 million increase. Labor expenses as a percentage of restaurant sales increased to 33.9% compared to 33.8% in the prior year as the labor leverage achieved by our comparable base units on higher sales volume partially mitigated inefficiencies associated with our non-comparable base units.

Occupancy. Occupancy expenses increased $1.4 million or 20.3% to $8.1 million in 2014 from $6.7 million in 2013. The higher occupancy expenses are primarily associated with base rent and common area maintenance charges associated with the new locations coupled with the lower benefit of tenant allowance amortization mainly at certain restaurant locations as lease options were exercised or certain lease provisions lapsed. Occupancy expenses as a percentage of restaurant sales were 6.8% in both 2014 and 2013.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.9 million, or 21.6%, to $16.4 million in 2014 compared to $13.5 million in the prior year. Of the total increase, $2.1 million is attributable to the additional operating expenses associated with our non-comparable base restaurants. The year over year increase in absolute dollars was driven by higher utilities, credit card fees, paper and sanitation supplies, smallwares, linens, professional services, travel related training costs and repairs and maintenance expenses. The higher variable expenses were driven by year over year sales volume increase while the higher repairs and maintenance expenses reflected the additional maintenance efforts associated with the average age of certain of our locations. Restaurant operating expenses as a percentage of restaurant sales were 13.7% in both years.

General and Administrative. General and administrative expenses increased by $2.9 million, or 36.4% to $10.7 million from $7.9 million year over year. As a percentage of sales, general and administrative expenses increased 100 basis points to 9.0% in 2014 compared to 8.0% in the prior year. Increased costs associated with additional headcount investment to support our unit growth expansion and start-up efforts for our international franchising strategy, higher travel costs for increased real estate development activities, increased stock-based compensation expense due to our higher stock price as well as higher audit and professional fees primarily associated with SOX 404 compliance and tax planning strategies contributed to the year over year increase.

Preopening Expense. Preopening expense was $2.5 million in 2014 compared to $1.2 million in 2013. The year over year increase was primarily attributable to the El Paso location which opened in June of 2014, the opening of the Alpharetta, Sarasota and Columbus restaurants which opened in the fourth quarter of 2014 and expenses for restaurants scheduled to open in the first half of 2015. Preopening expense of $1.2 million in 2013 was attributable to the Boise, The Woodlands and Fort Worth locations. We opened the Boise and The Woodlands restaurants in October and December 2013, respectively, while the Fort Worth restaurant was opened in February 2014.

Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million or 22.0% to $7.2 million in 2014 from $5.9 million in the prior year. Depreciation and amortization expense as a percentage of restaurant sales was 6.1% and 6.0% of restaurant sales in 2014 and 2013, respectively. The increase in absolute dollars was attributable to the seven new restaurants opened since the fourth quarter of 2013 and asset additions associated with two remodels in the fourth quarter of 2013 partially offsetting the impact of fully depreciated assets in 2014.

Write off of Deferred Financing Costs. In April 2013, we entered into a $20 million credit facility with KeyBank and Stearns Bank. We paid off the outstanding term loan balance with cash on hand and terminated the $6.5 million Stearns Bank credit facility. In conjunction with this transaction, we wrote off $66,000 in deferred loan fees related to the Stearns Bank agreement in the second quarter of 2013. In November 2014, we modified the credit facility with KeyBank, increasing the credit line from $20 million to $35 million and removing Stearns Bank as a participant in the agreement. As a result, we wrote off the remaining $39,000 Stearns Bank deferred loan fees in the fourth quarter of 2014.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with the KeyBank credit facility and interest incurred on borrowings under the credit facility partially offset by interest income earned from cash and investment balances. Interest expense increased slightly year over year driven by higher deferred loan fee amortization and higher commitment fees. We paid off all outstanding borrowings under the credit facility in June 2014.

Provision for Income Taxes. We recognized no income tax expense in 2014 based upon the net operating loss position resulting from our tax planning strategies conducted in 2014. We recognized income tax expense of $169,000 in 2013 as we generated taxable income in excess of our federal and state net operating loss carryforwards in the prior year.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012

Restaurant Sales. Restaurant sales increased by $2.3 million, or 2.3%, to $98.3 million in 2013 from $96.0 million in 2012, primarily attributable to a 1.4% increase in comparable restaurant sales and a $1.3 million contribution from new restaurants opened during 2013. These increases were partially offset by lost sales associated with remodels, which resulted in the closure of two restaurants for nine operating weeks. The increase in comparable restaurant sales wass driven by higher average check per person of 1.2%, largely resulting from a 3% menu price increase in March 2013. Customer traffic during the year also increased 0.2% compared to 2012.

Cost of Sales. Cost of sales increased $0.7 million, or 2.3%, to $26.9 million year over year from $26.2 million. Cost of sales as a percentage of restaurant sales remained flat at 27.3% as we were able to mitigate pricing pressure from produce, shrimp and beef costs and higher wine cost associated with promotional offerings during 2013 with the benefits of the 3% menu price increase at the end of March 2013, lower seafood cost from sourcing management and improved management of liquor costs year over year.

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

Occupancy. Occupancy expenses increased $0.4 million, or 7.2% to $6.7 million in 2013 from $6.3 million in 2012. The increase is primarily associated with higher common area maintenance charges and the lower benefit of tenant allowance amortization at certain restaurant locations as lease options were exercised and the tenant allowance was amortized over a longer period. Occupancy expenses as a percentage of restaurant sales increased 0.3% to 6.8% in 2013 compared to 6.5% in 2012.

Restaurant Operating Expenses. Restaurant operating expenses decreased slightly year over year. Improved management of certain operating expenses including printing, aquarium maintenance, marketing, training and travel more than offset higher repair and maintenance, utilities, bank fees and paper supplies. Restaurant operating expenses as a percentage of restaurant sales decreased to 13.7% in 2013 compared to 14.1% in 2012.

General and Administrative. General and administrative expenses increased by $0.8 million, or 11.6% to $7.9 million from $7.0 million year over year. General and administrative expenses as a percentage of sales increased year over year to 8.0% from 7.3% in 2012. The year over year increase is attributable to higher salaries and benefits associated with increased staffing to support our growth strategy, higher travel costs associated with increased real estate development and lease-related activities, increased stock-based compensation expense partially resulting from higher stock prices, and the reversal of severance charges associated with a former executive officer in the 2012 period. The increase is partially offset by lower legal and professional fees in 2013 compared to 2012.

Preopening Expense. Preopening expense of $1.2 million in 2013 was attributable to the Boise, The Woodlands and Fort Worth locations. We opened the Boise and The Woodlands restaurants in October and December 2013, respectively, while the Fort Worth restaurant was opened in February 2014. We did not open any new restaurants in 2012.

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million or 2.9% to $5.9 million in 2013, primarily due to the write off of fixed assets associated with our remodels in 2013 and depreciation expense for the two new restaurants. Depreciation and amortization expense as a percentage of restaurant sales remained flat at 6.0% in both 2013 and 2012.

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

Write off of Deferred Financing Costs. In April 2013, we entered into a $20 million credit facility with KeyBank and Stearns Bank. We paid off the outstanding term loan balance with cash on hand and terminated the $6.5 million Stearns Bank credit facility. In conjunction with this transaction, we wrote off $66,000 in deferred loan fees related to the Stearns Bank agreement in the second quarter of 2013.

Interest Expense. Interest expense increased $0.1 million in 2013 as compared to 2012. The increase is attributable to the amortization of deferred loan fees, the commitment fees associated with the KeyBank credit facility and interest incurred on borrowings under the credit facility. Interest expense in 2012 primarily related to debt service costs for our term loan with Stearns Bank.

Discontinued Operations. Discontinued operations in 2012 represent lease termination and legal costs attributable to the Sugar Land restaurant which was closed in 2011. Our loss from discontinued operations of $466,000 was attributable to the settlement of all outstanding lease termination obligations for the Sugar Land location in the third quarter of 2012.

Provision for Income Taxes. We recorded a provision for income taxes of $169,000 and $36,000, respectively, during 2013 and 2012. The year over year increase in the provision wass attributable to higher federal and state taxes for the year as we generated taxable income in excess of our federal and state net operating loss carryforwards.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	timing of new restaurant openings and related expenses;
●	fluctuations in commodity and food protein prices;
●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;
●	timing of restaurant remodels and potential lost sales associated with remodel closures;
●	labor availability and costs for hourly and management personnel;
●	profitability of our restaurants, especially in new markets;
●	increases and decreases in comparable restaurant sales;
●	impairment of long-lived assets and any loss on restaurant closures;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

Quarterly Results of Operations

The following table presents unaudited consolidated statement of comprehensive income (loss) data for each of the eight quarters in the period ended December 31, 2014. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year presentation. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2014				2013
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(In thousands, except per share data)
Restaurant sales	$27,616	$29,886	$30,037	$31,558	$23,496	$25,796	$24,507	$24,451
Costs and expenses:
Cost of sales	7,510	8,210	8,385	8,859	6,453	6,968	6,755	6,677
Labor	9,426	9,900	10,128	10,882	7,866	8,408	8,277	8,615
Occupancy	1,843	2,001	2,063	2,154	1,615	1,697	1,691	1,699
Restaurant operating expenses	3,848	4,023	4,109	4,378	3,171	3,401	3,382	3,502
General and administrative	2,576	2,443	2,584	3,112	1,875	2,010	1,905	2,064
Preopening	390	509	534	1,048	—	41	356	765
Depreciation and amortization	1,687	1,717	1,850	1,966	1,429	1,412	1,395	1,682
Insurance recoveries and other	—	—	—	—	—	—	—	32
Total costs and expenses	27,280	28,803	29,653	32,399	22,409	23,937	23,761	25,036

Income (loss) from operations	336	1,083	384	(841)	1,087	1,859	746	(585)
Write off of deferred financing costs and other	—	—	—	39	—	66	—	—
Interest expense, net	60	64	60	36	3	41	52	64
Income (loss) before income taxes	276	1,019	324	(916)	1,084	1,752	694	(649)
Provision (benefits) for income taxes	25	—	(25)	—	80	195	34	(140)
Net income (loss)	$251	$1,019	$349	$(916)	$1,004	$1,557	$660	$(509)

Net income (loss) per share:

Basic	$0.03	$0.12	$0.03	$(0.08)	$0.12	$0.18	$0.08	$(0.06)
Diluted	$0.03	$0.11	$0.03	$(0.08)	$0.12	$0.18	$0.08	$(0.06)

Weighted average shares outstanding:
Basic	8,609	8,770	10,984	11,117	8,543	8,567	8,585	8,598
Diluted	8,882	9,081	11,273	11,117	8,643	8,692	8,778	8,598

Comprehensive income (loss)	$251	$1,019	$349	$(916)	$1,004	$1,557	$660	$(509)

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,
	2014	2013
Cash and short-term investments	$36,756	$6,058
Net working capital (deficit)	27,018	(6,476)

	Year Ended December 31,
	2014	2013
Cash provided by operating activities	$14,744	$9,460
Capital expenditures	21,855	14,445

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

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year. We plan to open seven restaurants during 2015, which equates to 23% unit growth. We plan to remodel five restaurants during 2015 and incur maintenance capital expenditures for existing restaurants and our corporate office. We also are diligently working on our real estate pipeline and expect to incur capital expenditures during 2015 for restaurants scheduled to open during the first half of 2016. We expect to spend approximately $40 million in capital expenditures in 2015, exclusive of tenant improvement allowances, for the planned construction and remodel of these restaurants.

In addition, we have started to explore expansion into international markets. Similar to other brands with international expansion, we plan to utilize a franchise model for development outside the U.S. Under this model, we will provide training and operational support to our partners without committing, or putting at risk, capital for restaurant construction in these international markets. We expect to make several investments in the coming year, including developing marketing materials, obtaining trademarks in the requisite markets and incurring incremental travel and networking expenses in order to build the right foundation for our growth.

On June 25, 2014, we completed a public offering of 2.6 million shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2.3 million shares, of which 0.3 million shares were sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The remaining 0.3 million shares were sold by certain selling stockholders. The aggregate net proceeds received for the offering totaled $40.9 million, reflecting gross proceeds of $43.4 million, less underwriting discounts and expenses of $2.2 million and other offering costs of $0.3 million. Net proceeds from the offering are being used for new unit expansion, capital expenditures and general corporate purposes.

On June 30, 2014, we paid off the $3.5 million outstanding borrowings under our credit facility with existing cash on hand. On November 7, 2014, we amended the credit facility and increased the line of credit from $20 million to $35 million. Our entire $35 million credit facility was available as of December 31, 2014.

As of December 31, 2014, we had working capital of $27.0 million and no borrowings under the credit facility. We believe existing cash and short-term investments of $36.8 million, the ability to draw on our $35 million credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants over the next several years.

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

Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility.

The interest rate under the Amended Credit Agreement is KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 1.5% to 2.5% and the base rate margins range from 0.5% to 1.5%. Payments on the credit facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. The commitment fee is payable quarterly in arrears.

During the fourth quarter of 2013, we borrowed $3.5 million against the credit facility at the one-month LIBOR rate of approximately 3.4%, including the LIBOR margin. We paid off all outstanding borrowings under the credit facility with existing cash on hand on June 30, 2014. The entire $35 million under the credit facility was available at December 31, 2014.

During 2014, 2013 and 2012, we incurred gross interest expense of $269,000, $171,000 and $67,000, consisting primarily of loan fee amortization of $104,000, $79,000 and $16,000 in 2014, 2013 and 2012, respectively, and commitment fees of $91,000 and $70,000 in 2014 and 2013, respectively. We also capitalized $29,000 and $7,000 of interest costs in 2014 and 2013, respectively.

Fees incurred to establish the credit facility totaled $198,000 and $356,000 in 2014 and 2013, respectively. Unamortized loan fees of $403,000 at December 31, 2014 are being amortized over the life of the credit facility and included in other assets in the consolidated balance sheet.

The credit facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. As of December 31, 2013, there was a technical event of default related to a default judgment and accordingly, all borrowings under the credit facility were classified as a current liability at December 31, 2013. The default judgment was subsequently set aside on April 7, 2014. We were in compliance with all covenants at December 31, 2014.

Prior to closing on the credit facility, we had loan agreements with Stearns Bank for a $0.5 million term loan and a $6.5 million credit line. We did not have any borrowings under the Stearns Bank credit line prior to its termination in April 2013. We utilized existing cash to pay off the outstanding balance on the Stearns Bank term loan on April 19, 2013 and wrote off $66,000 in deferred loan fees related to the prior loan agreements during the second quarter of 2013. In conjunction with the modification of the credit facility in November 2014, we wrote off the remaining Stearns Bank deferred loan fees of $39,000 in the fourth quarter of 2014.

Stock Repurchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5,000,000 of common stock. We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock. As of December 31, 2014, we have repurchased and retired $3.2 million or 387,109 shares under the 2012 authorization, with $203,000 or 24,098 shares during 2013. We did not repurchase and retire any shares during 2014.

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

Cash Flows

      The following table summarizes our primary sources and uses of cash during the past three years:

	2014	2013	2012
	(In thousands)
Net cash provided by (used in):
Operating activities	$14,744	$9,460	$7,352
Investing activities	(21,858)	(14,536)	(1,776)
Financing activities	37,811	2,968	(3,914)
Net increase (decrease) in cash and cash equivalents	$30,697	$(2,108)	$1,662

Operating Activities. We generated $14.7 million, $9.5 million and $7.4 million of operating cash flows in 2014, 2013 and 2012, respectively. The increase in each comparative period was primarily due to the timing of payments for accounts payable and accrued expenses and an increase in deferred rent as a result of recording tenant improvement allowances for new restaurants, partially offset by lower net income.

Investing activities. We fund the development and construction of new restaurants and remodels primarily with cash flows from operations, borrowings under our credit facility and funds we raised in a 2014 public offering of our common stock. Capital expenditures in 2014 increased to $21.9 million, or over 50% from 2013, driven by the additions of leasehold improvements, equipment and furniture and fixtures for five restaurants opened during 2014, maintenance capital expenditures for existing restaurants as well as expenditures for restaurants scheduled to be opened in 2015. Capital expenditures in 2013 were $14.4 million consisting of architecture and design fees, general contractor costs, furniture and equipment purchases and other construction related costs associated with our Boise, The Woodlands and Fort Worth locations, the significant remodel of our Scottsdale and San Antonio restaurants as well as maintenance capital expenditures for existing restaurants.

Financing Activities. We generated $37.8 million of cash flows from financing activities in 2014, consisting mainly of $40.9 million of net proceeds from our offering of 2.345 million shares and $0.6 million from stock option exercises and employee stock purchases. The cash inflow partially offset a $3.5 million debt repayment on the KeyBank credit facility borrowings and $0.2 million in fees incurred for the KeyBank credit facility upsizing in November 2014. Net cash provided by financing activities was $3.0 million in 2013, primarily attributable to the $3.5 million borrowings from our KeyBank Credit Facility, $0.1 million in excess income tax benefits from stock option exercises and $0.3 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by $0.4 million in payments on the Stearns Bank term loan, $0.4 million in fees for the KeyBank Credit Facility and $0.2 million for the purchase and retirement of our common stock under the May 2012 authorization.

Aggregate Contractual Obligations

The following table sets forth our contractual commitments as of December 31, 2014 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$103,386	$9,512	$24,512	$21,359	$48,003

The table above reflects obligations for all leases signed for restaurants to be opened but does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. We have evaluated and determined that we do not have any purchase obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2014.

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

Leasehold improvements financed by the landlord through tenant improvement allowances are capitalized as leasehold improvements with the tenant improvement allowances recorded as deferred lease incentives. Deferred lease incentives are amortized on a straight-line basis over the lesser of the life of the asset or the lease term, including option periods which in the judgment of management are reasonably assured of renewal (same term that is used for related leasehold improvements) and are recorded as a reduction of occupancy expense. As part of the initial lease terms, we negotiate with our landlords to secure these tenant improvement allowances. There is no guarantee that we will receive tenant improvement allowances for any of our future locations, which would result in additional occupancy expenses.

In an exposure draft issued in 2010, the FASB, together with the International Accounting Standards Board, has proposed a comprehensive set of changes in accounting for leases. While the Exposure Draft addresses new financial accounting rules for both, lessors and lessees, the primary focus will likely be on changes affecting lessees. The lease accounting model contemplated by the new standard is a “right of use” model that assumes that each lease creates an asset (the lessee’s right to use the leased asset) and a liability (the future rent payment obligations) which should be reflected on a lessee’s balance sheet to fairly represent the lease transaction and the lessee’s related financial obligations. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. However, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

See Note 1 Recently Issued Accounting Standards to our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. This report is included in the Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2015 Annual Meeting of Stockholders.

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

(3) Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (5)
3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (6)
4.1	Form of Common Stock Certificate (2)
10.11*	Kona Grill, Inc. 2005 Stock Award Plan (1)
10.12*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (3)
10.15*	Form of Stock Option Agreement (2005 Stock Award Plan) (4)
10.16*	Kona Grill, Inc. 2012 Stock Award Plan (9)
10.30*	Employment Agreement, dated as of February 5, 2015, between the Company and Berke Bakay (7)
10.35

Mediated Settlement Agreement by and between Sugar Land Mall, LLC f/k/a GGP-Sugar Land Mall, LP and KDGE Kona Grill, Inc., Kona Grill, Inc. and Kona Texas Restaurant, Inc. f/k/a Texas Kona Grill, Inc. dated September 14, 2012 (8)

10.36	Form of Stock Option Agreement (2012 Stock Award Plan)(11)
10.37

Amended and Restated Credit Agreement by and among Kona Grill, Inc. as borrower, the Lending Institutions named therein (as Lenders) and KeyBank National Association (as the Administrative Agent) dated as of November 7, 2014 (12)

10.38	Subsidiary Guaranty made by the subsidiary guarantors listed therein and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (10)
10.39

Pledge and Security Agreement among Kona Grill, Inc., Kona Restaurant Holdings, Inc., Kona Sushi, Inc., Kona Macadamia, Inc., Kona Texas Restaurants, Inc. and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (10)

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
101

The following materials from Kona Grill Inc.’s Annual Report on Form 10-K for the years ended December 31, 2014, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 8, 2005.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2015.
(8)	Incorporated by reference to the Registrant’s Form 8-K filed on September 14, 2012.
(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-187314), as filed with the Commission on March 15, 2013.
(10)	Incorporated by reference to the Registrant’s Form 8-K filed April 24, 2013.
(11)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Commission on March 15, 2013.
(12)	Incorporated by reference to the Registrant’s Form 8-K filed on November 12, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.

/s/ Berke Bakay
Berke Bakay
President and Chief Executive Officer
Date: March 12, 2015

POWER OF ATTORNEY

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Berke Bakay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2015
Berke Bakay

/s/ Christi Hing	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015
Christi Hing

/s/ Richard J. Hauser	Director	March 12, 2015
Richard J. Hauser

/s/ James R. Jundt	Director	March 12, 2015
James R. Jundt

/s/ Marcus E. Jundt	Director	March 12, 2015
Marcus E. Jundt

/s/ Leonard Newman	Director	March 12, 2015
Leonard Newman

/s/ Steven W. Schussler	Director	March 12, 2015
Steven W. Schussler

/s/ Anthony L. Winczewski	Director	March 12, 2015
Anthony L. Winczewski

KONA GRILL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kona Grill, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 12, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited Kona Grill, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kona Grill, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kona Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kona Grill, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 12, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 12, 2015

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$36,578	$5,881
Investments	178	177
Receivables	387	845
Other current assets	2,122	1,499
Total current assets	39,265	8,402
Other assets	1,171	1,114
Property and equipment, net	53,934	40,352
Total assets	$94,370	$49,868

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,205	$2,726
Accrued expenses	9,042	8,652
Current portion of debt obligations	—	3,500
Total current liabilities	12,247	14,878
Deferred rent	16,697	12,632
Total liabilities	28,944	27,510

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized,11,325,338 shares issued and 11,209,138 shares outstanding at December 31, 2014 and 8,718,922 shares issued and 8,602,722 shares outstanding at December 31, 2013	113	87
Additional paid-in capital	96,422	54,083
Accumulated deficit	(30,109)	(30,812)
Treasury stock, at cost, 116,200 shares at December 31, 2014 and 2013	(1,000)	(1,000)
Total stockholders’ equity	65,426	22,358
Total liabilities and stockholders’ equity	$94,370	$49,868

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Restaurant sales	$119,097	$98,250	$96,021
Costs and expenses:
Cost of sales	32,964	26,853	26,246
Labor	40,336	33,166	31,968
Occupancy	8,061	6,702	6,253
Restaurant operating expenses	16,358	13,456	13,534
General and administrative	10,715	7,854	7,037
Preopening expense	2,481	1,162	—
Depreciation and amortization	7,220	5,918	5,749
Insurance recoveries and other	—	32	(120)
Total costs and expenses	118,135	95,143	90,667
Income from operations	962	3,107	5,354
Write off of deferred financing costs and other	39	66	—
Interest expense, net	220	160	66
Income before income taxes	703	2,881	5,288
Provision for income taxes	—	169	36
Income from continuing operations	703	2,712	5,252
Loss from discontinued operations, net of tax	—	—	466
Net income	$703	$2,712	$4,786

Net income per share – Basic (Note 1):
Continuing operations	$0.07	$0.32	$0.60
Discontinued operations	—	—	(0.05)
Net income	$0.07	$0.32	$0.55

Net income per share – Diluted (Note 1):
Continuing operations	$0.07	$0.31	$0.59
Discontinued operations	—	—	(0.05)
Net income	$0.07	$0.31	$0.54

Weighted average shares outstanding (Note 1):
Basic	9,870	8,573	8,726
Diluted	10,263	8,762	8,868

Comprehensive income	$703	$2,712	$4,786

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2011	8,956	$91	$56,903	$(38,310)	$(1,000)	$17,684
Stock-based compensation	—	—	398	—	—	398
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	384	4	1,532	—	—	1,536
Purchase and retirement of common stock	(793)	(8)	(5,528)	—	—	(5,536)
Net income	—	—	—	4,786	—	4,786
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						4,786
Balances at December 31, 2012	8,547	87	53,305	(33,524)	(1,000)	18,868
Stock-based compensation	—	—	584	—	—	584
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options and warrants	80	—	310	—	—	310
Purchase and retirement of common stock	(24)	—	(203)	—	—	(203)
Tax benefits for stock option exercises	—	—	87	—	—	87
Net income	—	—	—	2,712	—	2,712
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						2,712
Balances at December 31, 2013	8,603	87	54,083	(30,812)	(1,000)	22,358
Stock-based compensation	—	—	856	—	—	856
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options, net of share repurchase for minimum tax withholdings	261	3	627	—	—	630
Issuance of common stock, net of offering expenses	2,345	23	40,856	—	—	40,879
Net income	—	—	—	703	—	703
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						703
Balances at December 31, 2014	11,209	$113	$96,422	$(30,109)	$(1,000)	$65,426

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$703	$2,712	$4,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,176	5,708	5,735
Stock-based compensation	856	584	398
Excess income tax benefits from stock option exercises	—	(87)	—
Loss on disposal of assets	44	210	14
Gain on insurance recoveries	—	—	(317)
Amortization of deferred financing costs	104	79	16
Write off of deferred financing costs	39	66	—
Change in operating assets and liabilities:
Receivables	458	(559)	34
Other current assets	(623)	(365)	69
Accounts payable	323	200	52
Accrued expenses	1,599	(10)	(1,571)
Deferred rent	4,065	922	(1,864)
Net cash provided by operating activities	14,744	9,460	7,352
Investing activities
Purchase of property and equipment	(21,855)	(14,445)	(1,794)
(Increase) decrease in other assets	(3)	(91)	18
Net cash used in investing activities	(21,858)	(14,536)	(1,776)
Financing activities
Debt borrowings	—	3,500	500
Debt repayments	(3,500)	(370)	(262)
Fees paid for credit facility	(198)	(356)	(152)
Proceeds from issuance of common stock, net of issuance expense	40,879	—	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	1,466	310	1,536
Payment for withholding tax from net settled stock option exercise	(836)	—	—
Excess income tax benefits from stock option exercises	—	87	—
Purchase and retirement of common stock	—	(203)	(5,536)
Net cash provided by (used in) financing activities	37,811	2,968	(3,914)

Net increase (decrease) in cash and cash equivalents	30,697	(2,108)	1,662
Cash and cash equivalents at the beginning of the year	5,881	7,989	6,327
Cash and cash equivalents at the end of the year	$36,578	$5,881	$7,989

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$161	$112	$26
Cash paid for income taxes, net of refunds	$110	$100	$64
Noncash investing activities
Accounts payable and accrued expenses related to property and equipment purchases	$2,060	$3,112	$214

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates polished casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of flavorful American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of December 31, 2014, we owned and operated 30 restaurants in 19 states throughout the United States.

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

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within several business days of the sales transaction.

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

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Furniture and fixtures	5-7 years
Equipment	2-7 years
Computer software and electronic equipment	3 years
Leasehold improvements	Shorter of the useful life or the lease term

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

Leases

We lease our restaurant locations under operating lease agreements with initial terms of approximately 10 to 20 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of restaurant sales which exceed the minimum base sales threshold. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, we record the total rent payable over the initial lease term, starting on the date we gain possession of the property (including the construction period), on a straight-line basis. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the term of the lease. As part of the initial lease terms, we negotiate with our landlords to secure these tenant improvement allowances and record such allowances as lease incentive receivables when determined to be collectible. These amounts are included in receivables on the balance sheet.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for 2014, 2013 and 2012 was $461,000, $382,000 and $473,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of comprehensive income. We maintain a customer loyalty club (the Konavore program), an email-based marketing program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. The Konavore loyalty program offers members a discount coupon upon enrolling in the program and a discount coupon for a member’s birthday. These coupons are recognized upon redemption and recorded in the financial statements as a sales discount. Costs associated with the redemption of a promotion in the form of a coupon for discounted product are recorded in cost of sales as these coupons are typically redeemed with the purchase of additional food and beverage items. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

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

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted net income per share includes the dilutive effect of potential stock option and warrant exercises, which are calculated using the treasury stock method. For 2014, 2013 and 2012, there were 197,000, 76,000, and 452,000 stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Numerator:
Income from continuing operations	$703	$2,712	$5,252
Loss from discontinued operations, net of tax	—	—	(466)
Net income	$703	$2,712	$4,786

Denominator:
Weighted average shares — basic	9,870	8,573	8,726
Effect of dilutive stock options and warrants	393	189	142
Weighted average shares — diluted	10,263	8,762	8,868

Net income per share – Basic:
Continuing operations	$0.07	$0.32	$0.60
Discontinued operations	—	—	(0.05)
Net income	$0.07	$0.32	$0.55

Net income per share – Diluted:
Continuing operations	$0.07	$0.31	$0.59
Discontinued operations	—	—	(0.05)
Net income	$0.07	$0.31	$0.54

Recently Issued Accounting Standards

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

3. Investments

The following is a summary of our investments (in thousands):

	Adjusted Cost	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Short-term investments:
Certificates of deposit	$178	$—	$178
Total investments	$178	$—	$178

December 31, 2013
Short-term investments:
Certificates of deposit	$177	$—	$177
Total investments	$177	$—	$177

4. Fair Value Measurements

The carrying value for certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short-term nature. Our investments represent certificates of deposit and are considered available-for-sale securities that are valued using market observable inputs (Level 2). Our debt in 2013 was valued using primarily Level 2 inputs including, current applicable rates for similar instruments and approximates the carrying value of such obligations.

5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Leasehold improvements	$69,643	$55,810
Equipment	19,378	15,808
Furniture and fixtures	6,950	4,768
	95,971	76,386
Less accumulated depreciation and amortization	(46,860)	(40,324)
	49,111	36,062
Construction in progress	4,823	4,290
Total property and equipment, net	$53,934	$40,352

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Accrued payroll	$3,054	$2,557
Gift cards	1,961	1,586
Sales taxes	1,354	907
Accrued construction and remodel (1)	1,067	2,275
Accrued occupancy	399	264
Business and income taxes	92	328
Other	1,115	735
Total accrued expenses	$9,042	$8,652

(1)	Balance is attributable to property additions for our new restaurants and remodels.

7. Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility.

The interest rate under the Amended Credit Agreement is KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 1.5% to 2.5% and the base rate margins range from 0.5% to 1.5%. Payments on the credit facility are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. The commitment fee is payable quarterly in arrears.

During the fourth quarter of 2013, we borrowed $3.5 million against the credit facility at the one-month LIBOR rate of approximately 3.4%, including the LIBOR margin. We paid off all outstanding borrowings under the credit facility with existing cash on hand on June 30, 2014. The entire $35 million under the credit facility was available at December 31, 2014.

During 2014, 2013 and 2012, we incurred gross interest expense of $269,000, $171,000 and $67,000, consisting primarily of loan fee amortization of $104,000, $79,000 and $16,000 in 2014, 2013 and 2012, respectively, and commitment fees of $91,000 and $70,000 in 2014 and 2013, respectively. We also capitalized $29,000 and $7,000 of interest costs in 2014 and 2013, respectively.

Fees incurred to establish the credit facility totaled $198,000 and $356,000 in 2014 and 2013, respectively. Unamortized loan fees of $403,000 at December 31, 2014 are being amortized over the life of the credit facility and included in other assets in the consolidated balance sheet.

The credit facility also requires us to comply with certain covenants, including (a) a minimum fixed charge coverage ratio of less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. As of December 31, 2013, there was a technical event of default related to the matter described in Note 12 and accordingly, all borrowings under the credit facility were classified as a current liability at December 31, 2013. The default judgment was subsequently set aside on April 7, 2014. We were in compliance with all covenants at December 31, 2014.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prior to closing on the credit facility, we had loan agreements with Stearns Bank for a $0.5 million term loan and a $6.5 million credit line. We did not have any borrowings under the Stearns Bank credit line prior to its termination in April 2013. We utilized existing cash to pay off the outstanding balance on the Stearns Bank term loan on April 19, 2013 and wrote off $66,000 in deferred loan fees related to the prior loan agreements during the second quarter of 2013. In conjunction with the modification of the credit facility in November 2014, we wrote off the remaining Stearns Bank deferred loan fees of $39,000 in the fourth quarter of 2014.

8. Income Taxes

Income tax expense from continuing operations consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$71	$—
State	—	98	36
	—	169	36
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$—	$169	$36

Income tax expense differed from amounts computed by applying the federal statutory rate to income from continuing operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense at federal statutory rate	$239	$979	$1,798
State income taxes, net of federal benefit	41	91	56
Nondeductible expenses	484	394	365
Business tax credit	(1,959)	(1,057)	(1,018)
Other	(32)	(78)	26
Change in valuation reserve	1,227	(160)	(1,191)
Total	$—	$169	$36

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforward	$3,114	$831
Deferred rent	6,258	4,735
Business tax credits	9,414	7,462
Organizational and preopening costs	39	48
Stock-based compensation	371	377
Accrued expenses	58	59
Property and equipment	(1,879)	2,762
Other	475	349
Net deferred tax assets	17,850	16,623
Valuation allowance	(17,850)	(16,623)
Total	$—	$—

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance increased $1.2 million at December 31, 2014 and decreased $160,000 at December 31, 2013. At December 31, 2014, we had $29.1 million in state net operating loss carryforwards that will begin expiring in 2015 and $9.4 million in federal business tax credit carryforwards, the majority of which is comprised of FICA tip credit carryforwards that will begin expiring in 2025. These credits and certain state net operating loss carryforwards are also subject to annual limitations due to ownership change rules under the Internal Revenue Code. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the FICA tip credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

As of December 31, 2014 and 2013, we had no unrecognized tax benefits. We recognize interest and penalties related to uncertain tax positions in income tax expense. For the years ended December 31, 2014 and 2013, provision for income taxes includes no interest and penalties on unrecognized tax benefits. We had no accrued interest and penalties at December 31, 2014.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2011.

9. Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2014 or 2013.

Common Stock

Stock Purchase and Retirement Program

In November 2011, our Board of Directors approved a stock repurchase and retirement program under which we were authorized to purchase up to $5,000,000 of common stock. We completed the 2011 authorization in February 2012, purchasing and retiring 858,663 shares.

In May 2012, our Board of Directors authorized another stock repurchase and retirement program of up to $5,000,000 of our outstanding common stock. As of December 31, 2014, we have repurchased and retired $3.2 million or 387,109 shares under the 2012 authorization, with $203,000 or 24,098 shares during 2013. We did not repurchase and retire any shares during 2014.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Stock Offering

On June 25, 2014, we completed a public offering of 2,645,000 shares of our common stock at an offering price of $18.50 per share. We sold an aggregate of 2,345,000 shares, of which 345,000 shares were sold pursuant to the underwriters’ exercise of their option to purchase additional shares. The remaining 300,000 shares were sold by certain selling stockholders. The aggregate net proceeds received for the offering totaled $40.9 million, reflecting gross proceeds of $43.4 million, less underwriting discounts and expenses of $2.2 million and other offering costs of $0.3 million. Net proceeds from the offering have been and will be used for new unit expansion, capital expenditures and general corporate purposes.

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

We previously granted stock options under our 2005 Stock Award Plan (the “2005 Plan”) and adopted the 2012 Stock Award Plan (the “2012 Plan”) in March 2012. Any award granted earlier under the 2005 Plan continues to be governed by the terms of that plan. The 2012 Plan was approved by our shareholders in May 2012. Upon effectiveness of the 2012 Plan, no further awards were granted under the 2005 Plan, and the available share reserve under the 2005 Plan was added to the share reserve under the 2012 Plan. The total shares of common stock reserved for issuance under the 2012 Plan totaled 2,200,000, of which 365,854 shares were available for grant as of December 31, 2014.

We account for stock-based compensation using the fair value recognition provisions. Compensation expense is recognized ratably over the vesting term of the option and is included in general and administrative expenses. The following table presents information related to stock-based compensation:

	Year Ended December 31,
	2014	2013	2012
Stock-based compensation	$856,000	$584,000	$398,000

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

	2014	2013	2012
Expected volatility	36.8%	38.8%	58.5%
Risk-free interest rate	0.7%	0.6%	0.6%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	2.9	3.4	3.6
Weighted average fair value per option granted	$4.15	$2.53	$2.87

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activities under our stock award plans during 2014, 2013 and 2012 were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2011	900,981	6.13
Granted	402,800	6.66
Forfeited	(350,500)	8.07
Exercised	(279,339)	4.55
Outstanding options at December 31, 2012	673,942	6.09
Granted	276,800	8.87
Forfeited	(90,104)	9.39
Exercised	(77,341)	3.63
Outstanding options at December 31, 2013	783,297	6.94
Granted	309,900	16.24
Forfeited	(26,650)	13.08
Exercised	(326,297)	6.82
Outstanding options at December 31, 2014	740,250	$10.66	3.1	$9,201,000

Exercisable at December 31, 2014	191,325	$8.49	2.6	$2,794,000

The intrinsic value of options exercised during 2014, 2013, and 2012 was $5,026,000, $527,000 and $646,000 respectively. The total fair value of shares vested during 2014, 2013 and 2012 was $669,000, $489,000 and $262,000, respectively. As of December 31, 2014, there was approximately $1,163,000 of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.4 years.

Information regarding options outstanding and exercisable at December 31, 2014 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$ 1.92	–	$ 4.99	42,225	0.8	$4.57	27,850	$4.36
$ 5.15	–	$ 8.71	410,650	2.6	$7.51	125,950	$7.22
$11.82	–	$12.54	11,600	3.5	$11.98	2,900	$11.98
$16.12	–	$18.12	275,775	4.1	$16.23	34,625	$16.12
			740,250	3.1	$10.66	191,325	$8.49

11. Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2014, 2013 and 2012 were $216,000, $219,000 and $174,000, respectively.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95% of the fair market value of common stock on the last day of the applicable offering period. During 2014, 2013 and 2012, 2,298 shares, 2,610 shares and 4,948 shares, respectively, were purchased under the ESPP.

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

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Straight-line minimum base rent	$7,391	$6,160	$5,992
Contingent rent	168	99	128
Total rent	$7,559	$6,259	$6,120

As of December 31, 2014, future minimum lease payments under operating leases, including all signed leases for restaurants to be opened and excluding unexercised renewal options periods, were as follows (in thousands):

2015	$9,512
2016	12,829
2017	11,683
2018	10,950
2019	10,409
Thereafter	48,003
Total minimum lease payments	$103,386

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

13. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly unaudited financial data for 2014 and 2013 is as follows (in thousands, except per share data):

	2014
	March 31	June 30	September 30	December 31
Restaurant sales	$27,616	$29,886	$30,037	$31,558
Income (loss) from operations	336	1,083	384	(841)
Net income (loss)	251	1,019	349	(916)
Diluted net income (loss) per share (1)	$0.03	$0.11	$0.03	$(0.08)

	2013
	March 31	June 30	September 30	December 31
Restaurant sales	$23,496	$25,796	$24,507	$24,451
Income (loss) from operations	1,087	1,859	746	(585)
Net income (loss)	1,004	1,557	660	(509)
Diluted net income (loss) per share (1)	$0.12	$0.18	$0.08	$(0.06)
____________
(1)	Net income (loss) per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.