Form 10-Q
period 2015-03-31
KONA GRILL INC
filed 2015-05-06
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of April 30, 2015, there were 11,266,836 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$31,998	$36,578
Short-term investments	178	178
Receivables	925	387
Other current assets	1,654	2,122
Total current assets	34,755	39,265
Other assets	1,214	1,171
Property and equipment, net	60,125	53,934
Total assets	$96,094	$94,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,531	$3,205
Accrued expenses	9,762	9,042
Total current liabilities	13,293	12,247
Deferred rent	17,542	16,697
Total liabilities	30,835	28,944

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 15,000,000 shares authorized, 11,383,036 shares issued and 11,266,836 shares outstanding at March 31, 2015; 11,325,338 shares issued and 11,209,138 shares outstanding at December 31, 2014	114	113
Additional paid-in capital	97,179	96,422
Accumulated deficit	(31,034)	(30,109)
Treasury stock, at cost, 116,200 shares at March 31, 2015 and December 31, 2014	(1,000)	(1,000)
Total stockholders’ equity	65,259	65,426
Total liabilities and stockholders’ equity	$96,094	$94,370

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014

Restaurant sales	$32,807	$27,616
Costs and expenses:
Cost of sales	9,062	7,510
Labor	11,388	9,426
Occupancy	2,357	1,843
Restaurant operating expenses	4,608	3,848
General and administrative	3,283	2,576
Preopening expense	817	390
Depreciation and amortization	2,184	1,687
Total costs and expenses	33,699	27,280
(Loss) income from operations	(892)	336
Interest expense, net	45	60
(Loss) income before income taxes	(937)	276
Income tax (benefit) expense	(12)	25
Net (loss) income	$(925)	$251

Net (loss) income per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03

Weighted average shares used in computation:
Basic	11,235	8,609
Diluted	11,235	8,882

Comprehensive (loss) income	$(925)	$251

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net (loss) income	$(925)	$251
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,184	1,687
Stock-based compensation	301	201
Amortization of deferred financing costs	20	26
Change in operating assets and liabilities:
Receivables	(538)	747
Other current assets	468	167
Accounts payable	(372)	(243)
Accrued expenses	(396)	150
Deferred rent	844	768
Net cash provided by operating activities	1,586	3,754

Investing activities
Purchase of property and equipment	(6,561)	(4,697)
Change in other assets	(63)	(37)
Net cash used in investing activities	(6,624)	(4,734)

Financing activities
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	458	44
Net cash provided by financing activities	458	44

Net change in cash and cash equivalents	(4,580)	(936)
Cash and cash equivalents at the beginning of the period	36,578	5,881
Cash and cash equivalents at the end of the period	$31,998	$4,945

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$25	$14
Cash paid for income taxes, net of refunds	$(27)	$43

Noncash investing activities
Accounts payable and accruals related to property and equipment	$3,873	$1,178

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. As of March 31, 2015, we owned and operated 31 restaurants in 19 states and Puerto Rico.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. We do not expect the adoption of this guidance, effective for us in the first quarter of 2016, to have a material impact on our consolidated financial statements, although it will require retrospective application reducing the amount of debt reflected on our historical consolidated balance sheets.

2.     Fair Value Measurements

The carrying value for certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short-term nature. Our investments represent certificates of deposit and are considered available-for-sale securities that are valued using market observable inputs (Level 2).

3.     Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2015	2014
(In thousands, except per share data)
Numerator:
Net (loss) income	$(925)	$251
Denominator:
Weighted average shares — Basic	11,235	8,609
Effect of dilutive stock options	—	273
Weighted average shares — Diluted	11,235	8,882
Net (loss) income per share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03

For the three months ended March 31, 2015 and 2014, there were 581,000 and 296,000 stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4.    Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Leasehold improvements	$72,702	$69,643
Equipment	20,459	19,378
Furniture and fixtures	7,663	6,950
	100,824	95,971
Less accumulated depreciation and amortization	(49,057)	(46,860)
	51,767	49,111
Construction in progress	8,358	4,823
Total property and equipment, net	$60,125	$53,934

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued payroll and benefits	$3,349	$3,280
Accrued construction and remodel costs(1)	2,182	1,067
Gift card liability	1,600	1,961
Sales taxes	1,288	1,354
Accrued occupancy	498	399
Other	845	981
	$9,762	$9,042

(1)     Balance is attributable to property additions for our new restaurants and remodels.

6.     Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. The entire $35 million under the credit facility was available at March 31, 2015.

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

During the three months ended March 31, 2015 and 2014, we incurred gross interest expense of $45,000 and $61,000, consisting primarily of loan fee amortization of $20,000 and $26,000, respectively, and commitment fees of $22,000 and $21,000, respectively. We capitalized none and $16,000 of interest costs during the three months ended March 31, 2015 and 2014, respectively.

Unamortized loan fees of $383,000 at March 31, 2015 are being amortized over the life of the credit facility and included in other assets in the consolidated balance sheet.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at March 31, 2015.

7.     Income Taxes

We recorded an income tax benefit of $12,000 and income tax expense of $25,000 during the three months ended March 31, 2015 and 2014, respectively. The income tax benefit for the three months ended March 31, 2015 relates to refunds of $27,000 primarily associated with prior year federal income tax partially offset by state income tax expense of $15,000 for which no net operating loss carryforwards or other credits exist. The income tax expense for the three months ended March 31, 2014 consists of certain federal and state tax expenses for which no federal or state net operating losses or other credits exist.

At March 31, 2015, we had approximately $17 million in deferred tax assets primarily related to state net operating loss carryforwards and federal business tax credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.     Stock-Based Compensation

The fair value of stock options granted during the three months ended March 31, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Expected volatility	40.7%	36.9%
Risk-free interest rate	0.9%	0.7%
Expected option life (in years)	3.0	2.9
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$6.74	$4.13

The following table summarizes our stock option activity for the three months ended March 31, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding options at December 31, 2014	740,250	$10.66
Granted	362,868	23.49
Forfeited	(4,650)	20.87
Exercised	(57,275)	7.80
Outstanding options at March 31, 2015	1,041,193	$15.24	3.6 years	$13,719,000
Exercisable at March 31, 2015	317,900	$9.89	2.6 years	$5,892,000

We recognized stock-based compensation expense of $301,000 and $201,000 during the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $2,961,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.9 years.

The total shares of common stock reserved for issuance totaled 2,200,000, of which 7,636 shares were available for grant as of March 31, 2015.

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

As of March 31, 2015, we repurchased and retired $3.2 million, or 387,109 shares under the 2012 authorization. We did not repurchase any shares during 2014 or the first quarter of 2015.

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

11.  Subsequent Events

On April 30, 2015, our shareholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 15 million to 30 million. Our shareholders also approved an increase of 1.5 million common shares reserved for issuance under our 2012 Stock Award Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

Certain information included in this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, expectations, intentions and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that could cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2014 and other reports filed from time to time with the SEC.

Overview

We currently own and operate 31 restaurants located in 19 states and Puerto Rico. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per person, offer our customers an attractive price-value proposition.

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year. We expect a 23% unit growth for 2015, with seven restaurants scheduled to open during the year, including our San Juan, Puerto Rico restaurant that opened in the first quarter of 2015. We currently have five signed leases for new restaurant openings in 2016 and beyond and continue working diligently to build our pipeline for future growth.

In addition, we are exploring expansion into international markets. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for polished casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. Similar to other brands with international expansion, we plan to utilize a franchise model for development outside the U.S. Under this model, we will provide training and operational support to our partners without committing or putting our capital at risk in these international markets. We are developing marketing materials, obtaining trademarks in the requisite markets and incurring incremental travel and networking expenses in order to build the right foundation for our growth. We have started to identify potential franchise partners and negotiate franchise agreements. Once a franchise agreement is signed, our partners will need to find quality real estate and construct the restaurants. We will then need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy. We expect the first international location to open by the end of 2016.

Our same-store sales increased 2.2% year over year, with 1.0% growth in customer traffic and 1.2% growth in average check. The 2.2% same-store sales growth in the first quarter of 2015 compares to a 6.2% increase in same-store sales in the first quarter of 2014. We have generated positive same-store sales in each of the last eight quarters and in 18 out of the last 19 quarters.

We continue to focus on growing sales and successfully opening new restaurants. The average unit volume of our comparable base restaurants increased by 2.2% to $1,113,000 in the first quarter of 2015 compared to $1,090,000 in the first quarter of 2014. Our loss from operations was $892,000 in the first quarter of 2015 compared to income from operations of $336,000 in the first quarter of 2014 and our net loss was $925,000 in the first quarter of 2015 compared to net income of $251,000 in the first quarter of 2014. In each case, as described in more detail under “Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014,” a significant part of the year over year change was driven by preopening expense related to our growth strategy, incremental operating costs for new restaurant locations, higher depreciation and amortization resulting from new restaurants and remodeling activities and higher general and administrative expenses in support of our accelerated unit growth.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased to $5.4 million, or 8.1% from $5.0 million in the first quarter of 2014. Restaurant operating profit as a percentage of restaurant sales of 16.4% in the first quarter of 2015 included operating inefficiencies of eight new restaurants that opened since the fourth quarter of 2013 compared to the 18.1% in the first quarter of 2014 which included operating inefficiencies of three new locations opened since the fourth quarter of 2013. Our Adjusted EBITDA, defined as income from operations plus depreciation and amortization, preopening expense and stock-based compensation, was $2.4 million and $2.6 million in the first quarters of 2015 and 2014, respectively. Adjusted EBITDA as a percentage of restaurant sales was 7.3% in the first quarter of 2015 compared to 9.5% in the same prior year period, reflecting our planned investment in human capital to accelerate our unit growth, start-up costs for international business development as well as increased stock-based compensation expenses. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to our income (loss) from operations.

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

Our general and administrative costs are expected to increase in 2015 as we make investments in development and operations personnel and infrastructure to accelerate new unit growth and incur start-up costs for our international business franchising development. The 2015 year to date increase as compared to the same period in the prior year also reflected the higher stock-based compensation expenses. Over the longer term, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

We incurred preopening expense of $817,000 in the first quarter of 2015 primarily attributable to our San Juan, Puerto Rico restaurant that opened in March 2015 and in preparation for our Plano, Texas and Arlington, Virginia restaurants scheduled to open in the second quarter of 2015. Although the actual preopening expenses for a particular location depend upon numerous factors, we expect cash preopening expenses of approximately $425,000 per location, and non-cash preopening rent expense ranging from $50,000 to $100,000 per location. Accordingly, we expect the opening of new units to place downward pressure on our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants. We expect to open seven new restaurants in 2015, including the aforementioned San Juan, Plano and Arlington locations.

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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred. We expect preopening expenses to commence six to eight months prior to a restaurant opening. Although the actual preopening expenses for a particular location depend upon numerous factors, our historical cash preopening expenses average approximately $425,000 per location, and non-cash preopening rent expense that typically ranges from $50,000 to $100,000 per location. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment. Depreciation and amortization expense also includes accelerated depreciation expense and gains or losses on the disposal of fixed assets, primarily associated with remodel activities.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2015 and 2014. There were 23 restaurants in the comparable restaurant base as of March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Change in restaurant sales	18.8%	17.5%
Same-store sales percentage change (1)	2.2%	6.2%
Average weekly sales – comparable restaurant base	$86,600	$84,800
Average weekly sales – non-comparable restaurant base	$80,400	$79,700
Average unit volume (in thousands) (2)	$1,113	$1,090
Restaurant operating profit (in thousands) (3)	$5,392	$4,989
Restaurant operating profit as a percentage of sales (3)	16.4%	18.1%
Adjusted EBITDA (in thousands) (4)	$2,410	$2,614
Adjusted EBITDA as a percentage of sales (4)	7.3%	9.5%

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

	Three Months Ended March 31,
	2015	2014
(In thousands)
(Loss) income from operations	$(892)	$336
Depreciation and amortization	2,184	1,687
Preopening expense	817	390
Stock-based compensation	301	201
Adjusted EBITDA	2,410	2,614
General and administrative	3,283	2,576
Stock-based compensation	(301)	(201)
Restaurant operating profit	$5,392	$4,989

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2015	2014
(Loss) income from operations	(2.7)%	1.2%
Depreciation and amortization	6.7	6.1
Preopening expense	2.5	1.4
Stock-based compensation	0.9	0.7
Adjusted EBITDA	7.3	9.5
General and administrative	10.0	9.3
Stock-based compensation	(0.9)	(0.7)
Restaurant operating profit	16.4%	18.1%

 Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended March 31,
	2015	2014
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	27.6	27.2
Labor	34.7	34.1
Occupancy	7.2	6.7
Restaurant operating expenses	14.0	13.9
General and administrative	10.0	9.3
Preopening expense	2.5	1.4
Depreciation and amortization	6.7	6.1
Total costs and expenses	102.7	98.8
(Loss) income from operations	(2.7)	1.2
Interest expense, net	0.1	0.2
(Loss) income before income taxes	(2.9)	1.0
Income tax (benefit) expense	(0.0)	0.1
Net (loss) income	(2.8)%	0.9%

Certain amounts may not sum due to rounding.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014

Restaurant Sales. Restaurant sales increased $5.2 million, or 18.8%, to $32.8 million during the first quarter of 2015 from $27.6 million in the first quarter of 2014. Of the total increase, $4.6 million related to incremental sales primarily from our five restaurants opened since the second quarter of 2014. Our same-store sales increased 2.2% year over year, with a 1.0% growth in customer traffic and a 1.2% growth in check average. The 2.2% same-store sales growth in the first quarter of 2015 compares to a 6.2% increase in same-store sales in the first quarter of 2014.

Cost of Sales. Cost of sales increased $1.6 million, or 20.7% to $9.1 million in the first quarter of 2015 compared to $7.5 million in the same prior year period. New locations opened since the second quarter of 2014 accounted for $1.3 million of the total increase. As a percentage of restaurant sales, cost of sales was 27.6% compared to 27.2% in prior year, primarily reflecting both new unit inefficiencies and commodity pricing pressure particularly from beef and dairy.

Labor. Labor expense for our restaurants increased $2.0 million, or 20.8% to $11.4 million in the first quarter of 2015 from $9.4 million in the first quarter of 2014. Incremental labor costs for new locations accounted for $1.6 million of the total increase. Labor expenses as a percentage of restaurant sales increased to 34.7% compared to 34.1% in the prior year period driven mainly by inefficiencies associated with our non-comparable base units. We also experienced higher labor costs at our comparable base units as a result of staffing challenges associated with a tighter labor market and increased benefit costs for additional eligible employees associated with the Affordable Care Act.

Occupancy. Occupancy expenses increased $0.5 million or 27.9% to $2.4 million in the first quarter of 2015 from $1.8 million in the prior year same quarter. Base rent and common area maintenance charges associated with the new locations accounted for $0.3 million of the total year over year increase. Occupancy expenses as a percentage of restaurant sales were 7.2% in the first quarter of 2015 compared to 6.7% in the first quarter of 2014.

Restaurant Operating Expenses. Restaurant operating expenses increased $0.8 million, or 19.8%, to $4.6 million in the first quarter of 2015 compared to $3.8 million in the first quarter of 2014. Restaurant operating expenses as a percentage of restaurant sales were 14.0% and 13.9% in year to date 2015 and 2014, respectively. Of the total increase, $0.6 million is attributable to the additional operating expenses associated with our non-comparable base restaurants.

General and Administrative. General and administrative expenses increased by $0.7 million, or 27.4% to $3.3 million from $2.6 million year over year. As a percentage of sales, general and administrative expenses increased 70 basis points to 10.0% in the first quarter of 2015 compared to 9.3% in the prior year same quarter. Increased costs associated with additional headcount investment to support our unit growth expansion and start-up efforts for our international franchising strategy, higher travel costs for increased real estate development activities and increased stock-based compensation expense due to our higher stock price contributed to the year over year increase.

Preopening Expense. Preopening expense was $0.8 million and $0.4 million in the first quarters of 2015 and 2014, respectively. Preopening expense in year to date 2015 was primarily attributable to the San Juan, Puerto Rico restaurant which opened in March 2015 as well as the Plano, Texas and Arlington, Virginia restaurants which are scheduled to open in the second quarter of 2015. Preopening expense during the first quarter of 2014 related to the Fort Worth and El Paso, Texas restaurants which opened in February and June of 2014, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million or 29.5% to $2.2 million year over year. Depreciation and amortization expense as a percentage of restaurant sales was 6.7% and 6.1% of restaurant sales in the first quarter of 2015 and 2014, respectively. The increase was primarily attributable to the five new restaurants opened since the second quarter of 2014 and accelerated depreciation expense resulting from our Denver, Colorado restaurant remodel scheduled for the second quarter of 2015 partially offsetting the impact of fully depreciated assets in the first quarter of 2015.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with the KeyBank credit facility and interest incurred on borrowings under the credit facility partially offset by interest income earned from cash and investment balances. Interest expense decreased year over year as we paid off all outstanding borrowings under the credit facility in June 2014.

Provision for Income Taxes. We recorded an income tax benefit of $12,000 and income tax expense of $25,000 during the three months ended March 31, 2015 and 2014, respectively. The income tax benefit for the three months ended March 31, 2015 relates to refunds of $27,000 primarily associated with prior year federal income tax partially offset by state income tax expense of $15,000 for which no net operating loss carryforwards or other credits exist. The income tax expense for the three months ended March 31, 2014 consists of certain federal and state tax expenses for which no federal or state net operating losses or other credits exist. As a result, a comparison of the effective tax rates between March 31, 2015 and 2014 is not meaningful.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	timing of new restaurant openings and related expenses;
●	fluctuations in commodity and food protein prices;
●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;
●	timing of restaurant remodels and potential lost sales or additional expenses associated with remodel closures;
●	labor availability and costs for hourly and management personnel;
●	profitability of our restaurants, especially in new markets;
●	increases and decreases in comparable restaurant sales;
●	impairment of long-lived assets and any loss on restaurant closures;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	March 31, 2015	December 31, 2014
Cash and short-term investments	$32,176	$36,756
Net working capital	$21,462	$27,018

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$1,586	$3,754
Capital expenditures	$6,561	$4,697

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operations and proceeds from our June 2014 equity offering. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and the capital market accessibility.

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year. We expect a 23% unit growth for 2015, with seven restaurants scheduled to open during the year, including our San Juan, Puerto Rico restaurant that opened in the first quarter of 2015. We plan to remodel five restaurants during 2015 and incur maintenance capital expenditures for existing restaurants and our corporate office. We also are diligently working on our real estate pipeline and expect to incur capital expenditures during 2015 for restaurants scheduled to open during the first half of 2016. We expect to spend approximately $40 million in capital expenditures in 2015, exclusive of tenant improvement allowances, for the planned construction and remodel of these restaurants.

As of March 31, 2015, we had a working capital of $21.5 million and no borrowings under the credit facility. We believe existing cash and short-term investments of $32.2 million, the ability to draw on our $35 million credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants over the next several years.

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

Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. The entire $35 million under the credit facility was available at March 31, 2015.

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

During the three months ended March 31, 2015 and 2014, we incurred gross interest expense of $45,000 and $61,000, consisting primarily of loan fee amortization of $20,000 and $26,000, respectively, and commitment fees of $22,000 and $21,000, respectively. We capitalized none and $16,000 of interest costs during the three months ended March 31, 2015 and 2014, respectively.

Unamortized loan fees of $383,000 at March 31, 2015 are being amortized over the life of the credit facility and included in other assets in the consolidated balance sheet.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at March 31, 2015.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2015	2014
Net cash provided by (used in):
Operating activities	$1,586	$3,754
Investing activities	(6,624)	(4,734)
Financing activities	458	44
Net change in cash and cash equivalents	$(4,580)	$(936)

Operating Activities. Our cash flows from operating activities provided $1.6 million and $3.8 million of net cash during the first three months of 2015 and 2014, respectively. The net decrease in cash from operating activities year over year is primarily due to lower net income, timing of payments and receipt of tenant allowance reimbursements and the higher use of cash to pay for accrued expenses during the first quarter of 2015.

Investing Activities. Capital expenditures for the three months ended March 31, 2015 were $6.6 million, primarily associated with our San Juan restaurant opened during the quarter, costs associated with our Plano, Texas and Arlington, Virginia restaurants scheduled to open in the second quarter of 2015 as well as architecture and design costs associated with our other planned new restaurants and remodels for 2015. Capital expenditures for the three months ended March 31, 2014 were $4.7 million, primarily associated with our Fort Worth restaurant opened during the quarter, costs associated with the El Paso restaurant that opened in June 2014 and architecture and design costs associated with our other three restaurants opened in the second half of 2014.

Financing Activities. Net cash provided by financing activities during both the first quarters of 2015 and 2014 consisted primarily of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2015 we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates since our last annual report. Our critical accounting policies and estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2014.

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

Interest Rate Risk

We may also face market risk exposure due to the variable interest rates on the credit line obtained from KeyBank. Interest on the loans is subject to adjustment based on changes to the Prime or LIBOR rate. Interest rate fluctuations may adversely impact our financial condition or results of operations.

Item 4.     Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2014. A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2014. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: May 6, 2015