Form 10-Q
period 2015-06-30
KONA GRILL INC
filed 2015-08-04
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Yes ☐      No ☒

As of July 31, 2015, there were 11,276,853 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$27,532	$36,578
Short-term investments	178	178
Receivables	1,640	387
Other current assets	1,985	2,122
Total current assets	31,335	39,265
Other assets	1,200	1,171
Property and equipment, net	66,593	53,934
Total assets	$99,128	$94,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,680	$3,205
Accrued expenses	11,846	9,042
Total current liabilities	14,526	12,247
Deferred rent	18,996	16,697
Total liabilities	33,522	28,944

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,393,053 shares issued and 11,276,853 shares outstanding at June 30, 2015; 11,325,338 shares issued and 11,209,138 shares outstanding at December 31, 2014	114	113
Additional paid-in capital	97,619	96,422
Accumulated deficit	(31,127)	(30,109)
Treasury stock, at cost, 116,200 shares at June 30, 2015 and December 31, 2014	(1,000)	(1,000)
Total stockholders’ equity	65,606	65,426
Total liabilities and stockholders’ equity	$99,128	$94,370

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Restaurant sales	$36,225	$29,886	$69,032	$57,502
Costs and expenses:
Cost of sales	9,678	8,210	18,740	15,720
Labor	12,396	9,900	23,784	19,326
Occupancy	2,501	2,001	4,858	3,844
Restaurant operating expenses	4,978	4,023	9,586	7,871
General and administrative	3,143	2,443	6,426	5,019
Preopening expense	1,106	509	1,923	899
Depreciation and amortization	2,290	1,717	4,474	3,404
Other expenses	161	—	161	—
Total costs and expenses	36,253	28,803	69,952	56,083
Income (loss) from operations	(28)	1,083	(920)	1,419
Interest expense, net	46	64	91	124
Income (loss) before income taxes	(74)	1,019	(1,011)	1,295
Income tax expense	19	—	7	25
Net income (loss)	$(93)	$1,019	$(1,018)	$1,270

Net income (loss) per share:
Basic	$(0.01)	$0.12	$(0.09)	$0.15
Diluted	$(0.01)	$0.11	$(0.09)	$0.14

Weighted average shares used in computation:
Basic	11,271	8,770	11,253	8,690
Diluted	11,271	9,081	11,253	9,022

Comprehensive income (loss)	$(93)	$1,019	$(1,018)	$1,270

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net income (loss)	$(1,018)	$1,270
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,474	3,404
Stock-based compensation	663	418
Amortization of deferred financing costs	40	53
Change in operating assets and liabilities:
Receivables	(1,253)	241
Other current assets	137	(140)
Accounts payable	(469)	(493)
Accrued expenses	48	759
Deferred rent	2,299	2,552
Net cash provided by operating activities	4,921	8,064

Investing activities
Purchase of property and equipment	(14,433)	(9,536)
Change in other assets	(69)	(40)
Net cash used in investing activities	(14,502)	(9,576)

Financing activities
Debt repayments	—	(3,500)
Proceeds from issuance of common stock, net of issuance costs	—	41,085
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	535	66
Net cash provided by financing activities	535	37,651

Net increase (decrease) in cash and cash equivalents	(9,046)	36,139
Cash and cash equivalents at the beginning of the period	36,578	5,881
Cash and cash equivalents at the end of the period	$27,532	$42,020

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$54	$99
Cash paid for income taxes, net of refunds	$32	$110

Noncash investing activities
Accounts payable and accruals related to property and equipment	$4,760	$1,218

See accompanying notes to condensed consolidated financial statements.

 KONA GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. As of June 30, 2015, we owned and operated 33 restaurants in 19 states and Puerto Rico.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. We do not expect the adoption of this guidance, effective for us in the first quarter of 2016, to have a material impact on our consolidated financial statements, although it will require retrospective application reducing the amount of debt reflected on our historical consolidated balance sheets.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(93)	$1,019	$(1,018)	$1,270
Denominator:
Weighted average shares — Basic	11,271	8,770	11,253	8,690
Effect of dilutive stock options	—	311	—	332
Weighted average shares — Diluted	11,271	9,081	11,253	9,022
Net income (loss) per share:
Basic	$(0.01)	$0.12	$(0.09)	$0.15
Diluted	$(0.01)	$0.11	$(0.09)	$0.14

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 357,000 and none, respectively, for the three months ended June 30, 2015 and 2014, and 285,000 and 178,000, respectively, for the six months ended June 30, 2015 and 2014.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Leasehold improvements	$78,067	$69,643
Equipment	21,769	19,378
Furniture and fixtures	8,315	6,950
	108,151	95,971
Less accumulated depreciation and amortization	(50,034)	(46,860)
	58,117	49,111
Construction in progress	8,476	4,823
Total property and equipment, net	$66,593	$53,934

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued payroll and benefits	$3,584	$3,280
Accrued construction and remodel costs(1)	3,822	1,067
Gift card liability	1,499	1,961
Sales taxes	1,443	1,354
Accrued occupancy	435	399
Other	1,063	981
Total accrued expenses	$11,846	$9,042

(1)     Balance is attributable to property additions for our new restaurants and remodels.

6.	Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. The entire $35 million under the credit facility was available at June 30, 2015.

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

During the three months ended June 30, 2015 and 2014, we incurred gross interest expense of $49,000 and $64,000, consisting primarily of loan fee amortization of $21,000 and $26,000, respectively, and commitment fees of $22,000 and $21,000, respectively. During the six months ended June 30, 2015 and 2014, we incurred gross interest expense of $94,000 and $126,000, consisting primarily of loan fee amortization of $40,000 and $53,000, respectively, and commitment fees of $44,000 and $41,000, respectively. We capitalized $29,000 of interest costs during the six months ended June 30, 2014.

Unamortized loan fees of $363,000 at June 30, 2015 are being amortized over the life of the credit facility and are included in other assets in the consolidated balance sheet.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at June 30, 2015.

7.     Income Taxes

We recorded an income tax expense of $19,000 during the three months ended June 30, 2015 associated with state income tax for which no state net operating loss carryforwards or other credit exist. We recognized no income tax expense during the three months ended June 30, 2014 based upon the projected net operating loss position resulting from our tax planning strategies conducted in 2014. Income tax expense of $7,000 and $25,000 for the six months ended June 30, 2015 and 2014 primarily related to state income tax expense for which no state net operating loss carryforwards or other credits exist. Income tax expense for the six months ended June 30, 2015 also includes refunds primarily associated with prior year federal income tax.

At June 30, 2015, we had approximately $17 million in deferred tax assets primarily related to state net operating loss carryforwards and federal business tax credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.     Stock-Based Compensation

The fair value of stock options granted during the six months ended June 30, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2015	2014
Expected volatility	40.7%	36.9%
Risk-free interest rate	0.9%	0.7%
Expected option life (in years)	3.0	2.9
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$6.74	$4.13

The following table summarizes our stock option activity for the six months ended June 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2014	740,250	$10.66
Granted	362,868	23.49
Forfeited	(15,400)	20.02
Exercised	(66,450)	7.65
Outstanding options at June 30, 2015	1,021,268	$15.27	3.3	$5,668,000
Exercisable at June 30, 2015	347,463	$10.54	2.5	$3,162,000

We recognized stock-based compensation expense of $362,000 and $217,000 during the three months ended June 30, 2015 and 2014, respectively, and $663,000 and $418,000 during the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, there was $2.6 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.8 years.

In April 2015, our shareholders approved an increase of 1.5 million common shares reserved for issuance under our 2012 Stock Award Plan. The total shares of common stock reserved for issuance were 3.7 million, of which 1.5 million shares were available for grant as of June 30, 2015.

9.      Common Stock

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

As of June 30, 2015, we repurchased and retired $3.2 million, or 387,109 shares under the 2012 authorization. We did not repurchase any shares during 2014 or 2015.

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

On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to a default judgment of approximately $3.5 million entered on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss v. Kona Macadamia, Inc. and Anthony DeAngelo, revolves around a fight that two alleged restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. Following the hearing held on April 3, 2014, the Circuit Court issued a written order on April 7, 2014 granting Macadamia’s Motion to Set Aside Default Judgment. The underlying personal injury case is proceeding in the Circuit Court. The court established a deadline of August 17, 2015 for summary judgment motions and scheduled the matter for trial in December 2015. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

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

Overview

We currently own and operate 33 restaurants located in 19 states and Puerto Rico. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per person, offer our customers an attractive price-value proposition.

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year. We expect a 23% unit growth for 2015, with seven restaurants scheduled to open during the year, including our San Juan, Puerto Rico restaurant that opened in the first quarter of 2015 and our Plano, Texas and Arlington, Virginia restaurants that opened during the second quarter of 2015. We currently have five signed leases for new restaurant openings in 2016 and beyond and continue working diligently to build our pipeline for future growth.

In May 2015, we also commenced a major remodel of our Denver restaurant to conform to our new design. We expect to re-open this location in August 2015.

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

Our same-store sales increased 1.0% year over year, with a 2.3% growth in average check offset by a 1.3% decrease in customer traffic partially due to rainy weather in the state of Texas and to a lesser degree, social unrest in Baltimore during the second quarter of 2015. The 1.0% same-store sales growth in the second quarter of 2015 compares to a 3.2% increase in same-store sales in the second quarter of 2014. We have generated positive same-store sales in each of the last nine quarters and in 19 out of the last 20 quarters.

We continue to focus on growing sales and successfully opening new restaurants. The average unit volume of our comparable base restaurants increased to $1,183,000 in the second quarter of 2015 compared to $1,160,000 in the second quarter of 2014. We generated a small loss from operations in the second quarter of 2015 compared to income from operations of $1,083,000 in the second quarter of 2014. Our net loss was $93,000 in the second quarter of 2015 compared to net income of $1,019,000 in the second quarter of 2014. In each case, as described in more detail under “Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014,” a significant part of the year over year change was driven by preopening expense related to our growth strategy, incremental operating costs for new restaurant locations, higher depreciation and amortization resulting from new restaurants and remodeling activities and higher general and administrative expenses in support of our accelerated unit growth and international business development.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased $0.9 million to $6.7 million, or 16.0% from $5.8 million in the second quarter of 2014. Restaurant operating profit as a percentage of restaurant sales of 18.4% in the second quarter of 2015 included new restaurant operating inefficiencies for the ten locations that opened since the fourth quarter of 2013 compared to the 19.2% in the second quarter of 2014 which included new restaurant operating inefficiencies for the four locations opened since the fourth quarter of 2013. Our Adjusted EBITDA, defined as income from operations plus depreciation and amortization, preopening expense and stock-based compensation, increased 10.4% to $3.9 million from $3.5 million in the second quarter of 2014. Adjusted EBITDA as a percentage of restaurant sales was 10.7% in the second quarter of 2015 compared to 11.8% in the same prior year period, reflecting our investment in human capital to accelerate our unit growth and start-up costs for international business development. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to our income (loss) from operations.

Our cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take approximately six to twelve months to achieve the majority of operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales which we expect will continue until these restaurants mature.

Our general and administrative costs are expected to increase in fiscal 2015 compared to the prior year level as we make investments in development and operations personnel and infrastructure to accelerate new unit growth and incur start-up costs for our international business franchising development. The 2015 year to date increase as compared to the same period in the prior year also reflected higher stock-based compensation expenses. Over the longer term, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

We incurred preopening expense of $1,106,000 in the second quarter of 2015 primarily attributable to our Plano, Texas restaurant that opened in May 2015, our Arlington, Virginia restaurant that opened at the end of June 2015 and in preparation for the remaining restaurants scheduled to open in the second half of 2015. We expect to open seven new restaurants in 2015, including the San Juan, Plano and Arlington locations opened in the first half of 2015. Although the actual preopening expenses for a particular location depend upon numerous factors, we expect cash preopening expenses of approximately $425,000 per location, and non-cash preopening rent expense ranging from $50,000 to $100,000 per location. Accordingly, we expect the opening of new units to reduce our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants.

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

Adjusted EBITDA. Adjusted EBITDA is defined as income from operations plus depreciation and amortization, preopening expense, stock-based compensation and unusual or non-recurring items. Adjusted EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

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

Interest Expense, net. Interest expense consists primarily of the cost of servicing our debt obligations, the amortization of debt issuance costs and commitment fees on the line of credit. Interest expense is offset by interest earned on investment balances. We capitalize interest incurred on borrowings for restaurant construction.

Income Tax Expense. Income tax expense reflects management’s best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate will be re-evaluated by management each quarter based on the Company’s estimated income tax expense for the year.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Restaurant sales growth	21.2%	15.9%	20.1%	16.7%
Same-store sales percentage change (1)	1.0%	3.2%	1.6%	4.6%
Average weekly sales – comparable restaurant base	$91,000	$89,300	$90,800	$87,000
Average weekly sales – non-comparable restaurant base	$89,200	$81,900	$85,200	$80,900
Average unit volume (in thousands) (2)	$1,183	$1,160	$2,294	$2,250
Sales per square foot (2)	$165	$164	$320	$319
Restaurant operating profit (in thousands) (3)	$6,672	$5,752	$12,064	$10,741
Restaurant operating profit as a percentage of sales (3)	18.4%	19.2%	17.5%	18.7%
Adjusted EBITDA (in thousands) (4)	$3,891	$3,526	$6,301	$6,140
Adjusted EBITDA as a percentage of sales (4)	10.7%	11.8%	9.1%	10.7%

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

(4)

Adjusted EBITDA is not a financial measure determined in accordance with U.S. generally accepted accounting principles (see reconciliation below) and should not be considered in isolation or as an alternative to income from operations. Adjusted EBITDA is defined as income from operations plus depreciation and amortization, preopening expense, stock-based compensation and unusual or non-recurring items. Adjusted EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

The following tables set forth our reconciliation of Adjusted EBITDA and restaurant operating profit to our income (loss) from operations, the most comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(28)	$1,083	$(920)	$1,419
Depreciation and amortization	2,290	1,717	4,474	3,404
Preopening expense	1,106	509	1,923	899
Stock-based compensation	362	217	663	418
Other expenses	161	—	161	—
Adjusted EBITDA	$3,891	$3,526	$6,301	$6,140
General and administrative	3,143	2,443	6,426	5,019
Stock-based compensation	(362)	(217)	(663)	(418)
Restaurant operating profit	$6,672	$5,752	$12,064	$10,741

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income (loss) from operations	(0.1)%	3.6%	(1.3)%	2.5%
Depreciation and amortization	6.3	5.7	6.5	5.8
Preopening expense	3.1	1.7	2.8	1.6
Stock-based compensation	1.0	0.7	1.0	0.7
Other expenses	0.4	—	0.2	—
Adjusted EBITDA	10.7	11.8	9.1	10.7
General and administrative	8.7	8.2	9.3	8.8
Stock-based compensation	(1.0)	(0.7)	(1.0)	(0.7)
Restaurant operating profit	18.4%	19.2%	17.5%	18.7%

Certain amounts may not sum due to rounding.

 Results of Operations

The following tables set forth, for the periods indicated, certain items from our financial statements and the percentage of restaurant sales for those items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Restaurant sales	$36,225	$29,886	$69,032	$57,502
Costs and expenses:
Cost of sales	9,678	8,210	18,740	15,720
Labor	12,396	9,900	23,784	19,326
Occupancy	2,501	2,001	4,858	3,844
Restaurant operating expenses	4,978	4,023	9,586	7,871
General and administrative	3,143	2,443	6,426	5,019
Preopening expense	1,106	509	1,923	899
Depreciation and amortization	2,290	1,717	4,474	3,404
Other expenses	161	—	161	—
Total costs and expenses	36,253	28,803	69,952	56,083
Income (loss) from operations	(28)	1,083	(920)	1,419
Interest expense, net	46	64	91	124
Income (loss) before income taxes	(74)	1,019	(1,011)	1,295
Income tax expense	19	—	7	25
Net income (loss)	$(93)	$1,019	$(1,018)	$1,270

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.7	27.5	27.1	27.3
Labor	34.2	33.1	34.5	33.6
Occupancy	6.9	6.7	7.0	6.7
Restaurant operating expenses	13.7	13.5	13.9	13.7
General and administrative	8.7	8.2	9.3	8.7
Preopening expense	3.1	1.7	2.8	1.6
Depreciation and amortization	6.3	5.7	6.5	5.9
Other expenses	0.4	—	0.2	—
Total costs and expenses	100.1	96.4	101.3	97.5
Income (loss) from operations	(0.1)	3.6	(1.3)	2.5
Interest expense, net	0.1	0.2	0.1	0.2
Income (loss) before income taxes	(0.2)	3.4	(1.5)	2.3
Income tax expense	0.1	0.0	0.0	0.0
Net income (loss)	(0.3)%	3.4%	(1.5)%	2.2%

Certain amounts may not sum due to rounding.

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Restaurant Sales. Restaurant sales increased $6.3 million, or 21.2%, to $36.2 million during the second quarter of 2015 from $29.9 million in the second quarter of 2014. Of the total increase, $6.7 million related to incremental sales primarily from our seven restaurants opened since June 2014 partially offset by lower sales at our Denver restaurant that was closed for nine weeks during the quarter for a remodel. Our same-store sales increased 1.0% year over year, with a 2.3% growth in average check resulting from a 1.5% menu price increase in April 2015 partially offset by a 1.3% decrease in customer traffic. The decrease in traffic during the quarter was partially attributable to inclement weather in Texas and to a lesser degree, civil unrest in Baltimore. The 1.0% same-store sales growth in the second quarter of 2015 compares to a 3.2% increase in same-store sales in the second quarter of 2014.

Cost of Sales. Cost of sales increased $1.5 million, or 17.9% to $9.7 million in the second quarter of 2015 compared to $8.2 million in the same prior year period. New locations opened since June 2014 primarily accounted for $1.9 million of the total increase. As a percentage of restaurant sales, cost of sales was 26.7% compared to 27.5% in the prior year quarter, primarily reflecting improved kitchen efficiencies for our non-comparable restaurants and favorable commodity pricing on chicken, pork and shrimp compared to last year.

Labor. Labor costs increased $2.5 million, or 25.2%, to $12.4 million year over year compared to $9.9 million during the prior year same quarter. Of the total increase, $2.4 million was attributable to the seven restaurants opened since June 2014. Labor expenses as a percentage of restaurant sales increased to 34.2% from 33.1% in the same prior year period, reflecting primarily the labor inefficiencies of our newly opened locations. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $0.5 million or 25.0% to $2.5 million in the second quarter of 2015 from $2.0 million in the prior year same quarter, primarily associated with base rent and common area maintenance charges for new locations. Occupancy expenses as a percentage of restaurant sales were 6.9% in the second quarter of 2015 compared to 6.7% in the second quarter of 2014.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.0 million, or 23.7%, to $5.0 million in the second quarter of 2015 compared to $4.0 million in the second quarter of 2014. Restaurant operating expenses as a percentage of restaurant sales were 13.7% and 13.5% in the second quarter of 2015 and 2014, respectively. Of the total increase, $0.9 million is attributable to the additional operating expenses associated with our non-comparable base restaurants.

General and Administrative. General and administrative expenses were $3.1 million and $2.4 million in the second quarter of 2015 and 2014, respectively. As a percentage of sales, general and administrative expenses increased 50 basis points to 8.7% in the second quarter of 2015 compared to 8.2% in the prior year same quarter. The increased costs reflect human capital investment and additional travel costs to support our unit growth expansion and start-up efforts for our international business development, as well as higher stock-based compensation expense.

Preopening Expense. Preopening expense of $1.1 million in the second quarter of 2015 was primarily attributable to the Plano and Arlington restaurants which opened in May and June of 2015, respectively, and expenses for restaurants scheduled to open later this year. Preopening expense of $0.5 million in the second quarter of 2014 was primarily attributable to the El Paso restaurant which opened in June of 2014.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million or 33.4% to $2.3 million year over year. Incremental depreciation expense associated with the seven new restaurants opened since June 2014 accounted for $0.6 million of the total increase. Depreciation and amortization expense as a percentage of restaurant sales was 6.3% and 5.7% of restaurant sales in the second quarter of 2015 and 2014, respectively.

Other Expenses. We recognized $0.2 million of expenses in the second quarter of 2015 related to an expected settlement of a state use tax audit which has been ongoing for several years.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees and the commitment fees associated with the KeyBank credit facility partially offset by interest income earned from cash and investment balances. Interest expense decreased in the second quarter of 2015 as compared to the prior year period due to the repayment of all outstanding borrowings under the KeyBank credit facility in June 2014.

Income Tax Expense. We recorded an income tax expense of $19,000 primarily relating to state income tax expense for which no net operating loss carryforwards or other credits exist during the three months ended June 30, 2015. We did not recognize any income tax expense during the second quarter of 2014 due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income.

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Restaurant Sales. Restaurant sales increased 20.1% to $69.0 million during the first half of 2015 from $57.5 million in the first half of 2014. Of the $11.5 million increase year over year, $11.4 million was attributable to incremental sales from our eight new restaurants opened since the first quarter of 2014. The remaining increase was driven by comparable sales growth of 1.6% resulting mainly from the average check increase in the first half of 2015.

Cost of Sales. Cost of sales increased $3.0 million, or 19.2% to $18.7 million during the first half of 2015 compared to $15.7 million during the same period in the prior year. New locations opened since the first quarter of 2014 accounted for $3.2 million of the total increase. As a percentage of restaurant sales, cost of sales was 27.1% compared to 27.3% during the same prior year period, primarily reflecting improved kitchen efficiencies for our non-comparable restaurants and decreased commodity pricing for chicken, pork and shrimp year over year.

Labor. Labor costs in the first half of 2015 grew 23.1% to $23.8 million compared to $19.3 million in the comparable prior year period. Incremental labor costs for new locations accounted for $4.0 million of the total increase. Labor expenses as a percentage of restaurant sales increased to 34.5% compared to 33.6% in the prior year period driven mainly by inefficiencies associated with our newer non-comparable base units, staffing challenges associated with a tight labor market and increased benefit costs year over year due to the Affordable Care Act.

Occupancy. Occupancy expenses increased $1.1 million or 26.4% to $4.9 million in the first half of 2015 compared to $3.8 million in the prior year period. Base rent and common area maintenance charges associated with the new locations accounted for $0.9 million of the total year over year increase. Occupancy expenses as a percentage of restaurant sales were 7.0% in the first half of 2015 compared to 6.7% in the first half of 2014.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.7 million, or 21.8%, to $9.6 million during the first half of 2015 compared to $7.9 million in the same period in 2014. Restaurant operating expenses as a percentage of restaurant sales were 13.9% during the first half of 2015 compared to 13.7% in the first half of 2014. Of the total increase, $1.5 million is attributable to the additional operating expenses associated with our non-comparable base restaurants.

General and Administrative. General and administrative expenses increased by $1.4 million, or 28.0% to $6.4 million from $5.0 million year over year. General and administrative expenses increased as a percentage of sales by 60 basis points to 9.3% in the first half of 2015 compared to 8.7% in the prior year period. Increased costs associated with additional headcount investment to support our unit growth expansion and start-up efforts for our international franchising strategy, higher travel costs for increased real estate development activities and increased stock-based compensation expense contributed to the year over year increase.

Preopening Expense. Preopening expense was $1.9 million and $0.9 million in the first half of 2015 and 2014, respectively. Preopening expense in year to date 2015 was primarily attributable to the San Juan, Puerto Rico restaurant which opened in March of 2015 as well as the Plano, Texas and Arlington, Virginia restaurants which opened in May and June of 2015, respectively. Preopening expense during the first half of 2014 primarily related to the Fort Worth and El Paso, Texas restaurants which opened in February and June of 2014, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million or 31.4% to $4.5 million year over year, primarily attributable to the eight new restaurants opened since the first quarter of 2014 and accelerated depreciation expense associated with the remodel of our Denver restaurant. Depreciation and amortization expense as a percentage of restaurant sales was 6.5% and 5.9% of restaurant sales in the first half of 2015 and 2014, respectively.

Other Expenses. Other expenses of $0.2 million in the first half of 2015 primarily related to an expected settlement of a state use tax audit which has been ongoing for several years.

Interest Expense. Interest expense decreased in the first half of 2015 as compared to the prior year period, primarily due to the repayment of all outstanding borrowings under the KeyBank credit facility in June 2014.

Income Tax Expense. We recorded income tax expense of $7,000 and $25,000 in 2015 and 2014 year to date, respectively. The income tax expense in year to date 2015 relates to state income tax expense for which no net operating loss carryforwards or other credits exist partially offset by refunds primarily associated with prior year federal income tax. Income tax expense during the first half of 2014 consists of state tax expenses for which no state net operating losses and other credits exist.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30, 2015	December 31, 2014
Cash and short-term investments	$27,710	$36,756
Net working capital	$16,809	$27,018

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$4,921	$8,064
Capital expenditures	$14,433	$9,536

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

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year. We expect 23% unit growth for 2015, with seven restaurants scheduled to open during the year, including our San Juan, Puerto Rico restaurant that opened in the first quarter of 2015 and our Plano, Texas and Arlington, Virginia restaurants opened during the second quarter of 2015. We plan to remodel certain restaurants during 2015 and incur maintenance capital expenditures for existing restaurants and our corporate office. We also are diligently working on our real estate pipeline and expect to incur capital expenditures during 2015 for restaurants scheduled to open during the first half of 2016. We expect to spend approximately $40 million in capital expenditures in 2015, exclusive of tenant improvement allowances, for the planned construction and remodel scheduled during 2015 and to certain extent, planned construction scheduled for early 2016.

As of June 30, 2015, we had working capital of $16.8 million and no borrowings under the credit facility. We believe existing cash and short-term investments of $27.7 million, the ability to draw on our $35 million credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodel of existing restaurants over the next several years.

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

Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. The entire $35 million under the credit facility was available at June 30, 2015.

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

During the three months ended June 30, 2015 and 2014, we incurred gross interest expense of $49,000 and $64,000, consisting primarily of loan fee amortization of $21,000 and $26,000, respectively, and commitment fees of $22,000 and $21,000, respectively. During the six months ended June 30, 2015 and 2014, we incurred gross interest expense of $94,000 and $126,000, consisting primarily of loan fee amortization of $40,000 and $53,000, respectively, and commitment fees of $44,000 and $41,000, respectively. We capitalized $29,000 of interest costs during the six months ended June 30, 2014.

Unamortized loan fees of $363,000 at June 30, 2015 are being amortized over the life of the credit facility and are included in other assets in the consolidated balance sheet.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at June 30, 2015.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$4,921	$8,064
Investing activities	(14,502)	(9,576)
Financing activities	535	37,651
Net increase (decrease) in cash and cash equivalents	$(9,046)	$36,139

Operating Activities. Our cash flows from operating activities provided $4.9 million and $8.1 million of net cash during the first half of 2015 and 2014, respectively. The net change in cash from operating activities year over year is primarily due to lower net income and timing of payments and receipt of tenant allowance reimbursements.

Investing Activities. Capital expenditures for the six months ended June 30, 2015 were $14.4 million, primarily associated with our San Juan, Plano and Arlington restaurants opened during the first half of 2015, our Denver remodel as well as architecture, design and construction-related costs associated with our four new restaurants scheduled for the second half of 2015. Capital expenditures for the six months ended June 30, 2014 were $9.5 million, primarily associated with our Fort Worth and El Paso restaurants opened during the first half of 2014 and architecture, design and construction-related costs associated with our other three restaurants opened in the second half of 2014.

Financing Activities. Net cash provided by financing activities during the first half of 2015 consisted primarily of proceeds from stock option exercises. Net cash provided by financing activities during the first half of 2014 was $37.7 million and consisted primarily of $41.1 million in proceeds, net of issuance costs, from our equity offering, and $0.1 million from employee stock option exercises. This increase in cash was partially offset by the $3.5 million repayment of all borrowings under the Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements or obligations.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to a default judgment of approximately $3.5 million entered on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss v. Kona Macadamia, Inc. and Anthony DeAngelo, revolves around a fight that two alleged restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. Following the hearing held on April 3, 2014, the Circuit Court issued a written order on April 7, 2014 granting Macadamia’s Motion to Set Aside Default Judgment. The underlying personal injury case is proceeding in the Circuit Court. The court established a deadline of August 17, 2015 for summary judgment motions and scheduled the matter for trial in December 2015. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit
3.1	Certificate of Incorporation, as amended on April 30, 2015.
10.1	Amended and Restated 2012 Stock Award Plan, as amended on April 30, 2015.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: August 4, 2015