Form 10-Q
period 2015-09-30
KONA GRILL INC
filed 2015-11-03
CIK 1265572

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

As of October 31, 2015, there were 11,278,460 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$15,783	$36,578
Short-term investments	178	178
Receivables	1,945	387
Other current assets	2,132	2,122
Total current assets	20,038	39,265
Other assets	1,193	1,171
Property and equipment, net	80,662	53,934
Total assets	$101,893	$94,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,317	$3,205
Accrued expenses	13,015	9,042
Total current liabilities	17,332	12,247
Deferred rent	20,048	16,697
Total liabilities	37,380	28,944

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,394,660 shares issued and 11,278,460 shares outstanding at September 30, 2015; 11,325,338 shares issued and 11,209,138 shares outstanding at December 31, 2014	114	113
Additional paid-in capital	97,994	96,422
Accumulated deficit	(32,595)	(30,109)
Treasury stock, at cost, 116,200 shares at September 30, 2015 and December 31, 2014	(1,000)	(1,000)
Total stockholders’ equity	64,513	65,426
Total liabilities and stockholders’ equity	$101,893	$94,370

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Restaurant sales	$35,925	$30,037	$104,957	$87,539
Costs and expenses:
Cost of sales	9,812	8,385	28,552	24,105
Labor	12,687	10,128	36,471	29,454
Occupancy	2,638	2,063	7,496	5,907
Restaurant operating expenses	5,238	4,109	14,824	11,980
General and administrative	3,101	2,584	9,527	7,603
Preopening expense	1,379	534	3,302	1,433
Depreciation and amortization	2,471	1,850	6,945	5,254
Other expenses	—	—	161	—
Total costs and expenses	37,326	29,653	107,278	85,736
Income (loss) from operations	(1,401)	384	(2,321)	1,803
Interest expense, net	42	60	133	184
Income (loss) before income taxes	(1,443)	324	(2,454)	1,619
Income tax expense	25	(25)	32	—
Net income (loss)	$(1,468)	$349	$(2,486)	$1,619

Net income (loss) per share:
Basic	$(0.13)	$0.03	$(0.22)	$0.17
Diluted	$(0.13)	$0.03	$(0.22)	$0.17

Weighted average shares used in computation:
Basic	11,277	10,984	11,261	9,454
Diluted	11,277	11,273	11,261	9,745

Comprehensive income (loss)	$(1,468)	$349	$(2,486)	$1,619

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$(2,486)	$1,619
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,945	5,212
Stock-based compensation	1,019	637
Loss on disposal of assets	—	42
Amortization of deferred financing costs	61	79
Change in operating assets and liabilities:
Receivables	(1,558)	292
Other current assets	(10)	(286)
Accounts payable	(510)	(403)
Accrued expenses	(16)	179
Deferred rent	3,351	3,209
Net cash provided by operating activities	6,796	10,580

Investing activities
Purchase of property and equipment	(28,062)	(16,117)
Change in other assets	(83)	(55)
Net cash used in investing activities	(28,145)	(16,172)

Financing activities
Debt repayments	—	(3,500)
Proceeds from issuance of common stock, net of issuance costs	—	40,879
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	554	504
Net cash provided by financing activities	554	37,883

Net increase (decrease) in cash and cash equivalents	(20,795)	32,291
Cash and cash equivalents at the beginning of the period	36,578	5,881
Cash and cash equivalents at the end of the period	$15,783	$38,172

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$76	$138
Cash paid for income taxes, net of refunds	$32	$110

Noncash investing activities
Accounts payable and accruals related to property and equipment	$7,671	$2,854

See accompanying notes to condensed consolidated financial statements.

 KONA GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of American favorites and award-winning sushi that are prepared fresh daily. As of September 30, 2015, we owned and operated 33 restaurants in 19 states and Puerto Rico. Subsequent to September 30, 2015, we opened the Miami, Florida and Cincinnati, Ohio locations during October 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. We do not expect the adoption of this guidance, effective for us in the first quarter of 2016, to have a material impact on our consolidated financial statements, although it will require retrospective application reducing the amount of debt reflected on our historical consolidated balance sheets.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The pronouncement was issued to clarify the principles for recognizing revenue and is effective for reporting periods beginning after December 15, 2017. The expected adoption method of ASU 2014-09 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330). The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(1,468)	$349	$(2,486)	$1,619
Denominator:
Weighted average shares — Basic	11,277	10,984	11,261	9,454
Effect of dilutive stock options	—	289	—	291
Weighted average shares — Diluted	11,277	11,273	11,261	9,745
Net income (loss) per share:
Basic	$(0.13)	$0.03	$(0.22)	$0.17
Diluted	$(0.13)	$0.03	$(0.22)	$0.17

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 356,000 and 231,000, respectively, for the three months ended September 30, 2015 and 2014, and 291,000 and 194,000, respectively, for the nine months ended September 30, 2015 and 2014.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Leasehold improvements	$82,035	$69,643
Equipment	22,465	19,378
Furniture and fixtures	9,057	6,950
	113,557	95,971
Less accumulated depreciation and amortization	(52,478)	(46,860)
	61,079	49,111
Construction in progress	19,583	4,823
Total property and equipment, net	$80,662	$53,934

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued payroll and benefits	$3,647	$3,280
Accrued construction and remodel costs(1)	5,055	1,067
Gift card liability	1,407	1,961
Sales taxes	1,389	1,354
Accrued occupancy	386	399
Other	1,131	981
Total accrued expenses	$13,015	$9,042
(1)	Balance is attributable to property additions for our new restaurants and remodels.

6.	Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. The entire $35 million under the credit facility was available at September 30, 2015.

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

During the three months ended September 30, 2015 and 2014, we incurred gross interest expense of $43,000 and $65,000, consisting primarily of loan fee amortization of $21,000 and $26,000, respectively, and commitment fees of $22,000 and $26,000, respectively. During the nine months ended September 30, 2015 and 2014, we incurred gross interest expense of $137,000 and $191,000, consisting primarily of loan fee amortization of $61,000 and $79,000, respectively, and commitment fees of $66,000 and $67,000, respectively.

Unamortized loan fees of $342,000 at September 30, 2015 are being amortized over the life of the credit facility and are included in other assets in the consolidated balance sheet.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at September 30, 2015.

7.	Income Taxes

Income tax expense of $25,000 and $32,000 for the three and nine months ended September 30, 2015 primarily related to state income tax expense for which no state net operating loss carryforwards or other credits existed partially offset by refunds primarily associated with prior year federal income tax. We recognized an income tax benefit of $25,000 during the three months ended September 30, 2014 and no income tax expense for the nine months ended September 30, 2014 due to projected net operating loss position resulting from our tax planning strategies conducted in 2014 and available credits to offset taxable income.

At September 30, 2015, we had approximately $17 million in deferred tax assets primarily related to state net operating loss carryforwards and federal business tax credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.	Stock-Based Compensation

The fair value of stock options granted during the nine months ended September 30, 2015 and 2014 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2015	2014
Expected volatility	40.7%	36.8%
Risk-free interest rate	0.9%	0.7%
Expected option life (in years)	3.0	2.9
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$6.67	$4.15

The following table summarizes our stock option activity for the nine months ended September 30, 2015:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2014	740,250	$10.66
Granted	380,268	23.28
Forfeited	(52,825)	20.24
Exercised	(67,200)	7.65
Outstanding options at September 30, 2015	1,000,493	$15.15	3.1	$3,330,000
Exercisable at September 30, 2015	370,988	$11.28	2.3	$2,002,000

We recognized stock-based compensation expense of $356,000 and $219,000 during the three months ended September 30, 2015 and 2014, respectively, and $1,019,000 and $637,000 during the nine months ended September 30, 2015 and 2014, respectively. As of September 30, 2015, there was $2.3 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.7 years.

In April 2015, our shareholders approved an increase of 1.5 million common shares reserved for issuance under our 2012 Stock Award Plan. The total shares of common stock reserved for issuance were 3.7 million, of which 1.5 million shares were available for grant as of September 30, 2015.

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

As of September 30, 2015, we repurchased and retired $3.2 million, or 387,109 shares under the 2012 authorization. We did not repurchase any shares during 2014 or 2015.

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

On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to a default judgment of approximately $3.5 million entered on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss v. Kona Macadamia, Inc. and Anthony DeAngelo, revolves around a fight that two alleged restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. Following the hearing held on April 3, 2014, the Circuit Court issued a written order on April 7, 2014 granting Macadamia’s Motion to Set Aside Default Judgment. The underlying personal injury case is proceeding in the Circuit Court. On August 17, 2015, Macadamia filed a Motion for Summary Judgment requesting judgment in its favor on all claims asserted by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice. Under Missouri law, the plaintiff has up to one year to re-file the claim. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage should the plaintiff decide to re-file the claim.

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

Overview

We currently own and operate 35 restaurants located in 19 states and Puerto Rico. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume polished casual restaurants feature a diverse selection of flavorful American favorites with an international influence and award-winning sushi items. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $25 per person, offer our customers an attractive price-value proposition.

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year. We expect a 23% unit growth for 2015, with seven restaurants scheduled to open during the year, including our San Juan, Puerto Rico restaurant that opened in the first quarter of 2015, our Plano, Texas and Arlington, Virginia restaurants that opened during the second quarter of 2015 and our Miami, Florida and Cincinnati, Ohio restaurants which opened in October 2015. We currently have nine signed leases for new restaurant openings in 2016 and beyond and continue working diligently to build our pipeline for future growth.

In addition, we are exploring expansion into international markets. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for polished casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. Similar to other brands with international expansion, we plan to utilize a franchise model for development outside the U.S. Under this model, we will provide training and operational support to our partners without committing or putting our capital at risk in these international markets. We are developing marketing materials, obtaining trademarks in the requisite markets and incurring incremental travel and networking expenses in order to build the right foundation for our growth. We have started to identify potential franchise partners and negotiate franchise agreements. Once a franchise agreement is signed, our partners will need to find quality real estate and construct the restaurants. We will then need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy. We have signed a non-binding letter of intent for the development of Kona Grill restaurants in the Middle East and expect the first international location to open by the end of 2016.

Our same-store sales increased 1.6% year over year, with a 2.8% growth in average check partially offset by a 1.3% decrease in customer traffic. The growth in average guest check reflects the benefit of a menu price increase implemented in April 2015 and shift in menu mix. The 1.6% same-store sales growth in the third quarter of 2015 compares to a 2.7% increase in same-store sales in the third quarter of 2014. We have generated positive same-store sales in each of the last ten quarters and in 20 out of the last 21 quarters.

We continue to focus on growing sales and successfully opening new restaurants. The average unit volume of our comparable base restaurants was $1.1 million in both the third quarter of 2015 and 2014. We generated a loss from operations of $1.4 million in the third quarter of 2015 compared to income from operations of $0.4 million in the third quarter of 2014. Our net loss was $1.5 million in the third quarter of 2015 compared to net income of $0.3 million in the third quarter of 2014. In each case, as described in more detail under “Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014,” a significant part of the year over year change was driven by preopening expense related to our growth strategy, incremental operating costs for new restaurant locations, higher depreciation and amortization resulting from new restaurants and remodeling activities and higher general and administrative expenses in support of our accelerated unit growth and international business development.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased to $5.6 million or 4% from $5.4 million in the third quarter of 2014. Restaurant operating profit as a percentage of restaurant sales of 15.4% in the third quarter of 2015 included new restaurant operating inefficiencies for the eight locations that opened since the beginning of 2014 and training costs associated with the re-opening of our Denver restaurant compared to the 17.8% in the third quarter of 2014 which included new restaurant operating inefficiencies for the four locations opened since the fourth quarter of 2013. Our Adjusted EBITDA, defined as income from operations plus depreciation and amortization, preopening expense and stock-based compensation, was $2.8 million and $3.0 million, respectively, in the third quarter of 2015 and 2014. Adjusted EBITDA as a percentage of restaurant sales was 7.8% in the third quarter of 2015 compared to 9.9% in the same prior year period, reflecting the operating inefficiencies in our new restaurants, our investment in human capital to accelerate our unit growth and start-up costs for international business development. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to our income (loss) from operations.

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

Our general and administrative costs are expected to continue to increase for the next several quarters compared to the prior year level as we make investments in development and operations personnel and infrastructure to accelerate new unit growth and incur start-up costs for our international business franchising development. The 2015 year to date increase as compared to the same period in the prior year also reflected higher stock-based compensation expenses. Over the longer term, we expect our general and administrative spending to generally decrease as a percentage of restaurant sales as we leverage these investments and realize the benefits of higher sales volumes.

We incurred preopening expense of $1.4 million in the third quarter of 2015 primarily attributable to our Miami, Florida and Cincinnati, Ohio locations that opened in October 2015 and in preparation for the two remaining restaurants scheduled to open in the remainder of 2015. We expect to open seven new restaurants in 2015, including the San Juan, Plano and Arlington locations opened in the first half of 2015 and the aforementioned Miami and Cincinnati locations. Although the actual preopening expenses for a particular location depend upon numerous factors, we expect cash preopening expenses of approximately $450,000 per location, and non-cash preopening rent expense ranging from $50,000 to $100,000 per location. Accordingly, we expect the opening of new units to continue to result in losses or reduce our profitability as significant preopening expenses are incurred while operating profit from the new restaurants will likely not be significant in the first few months of each new restaurant’s operation as a result of challenges typically associated with opening new restaurants.

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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred. We expect preopening expenses to commence six to eight months prior to a restaurant opening. Although the actual preopening expenses for a particular location depend upon numerous factors, our historical cash preopening expenses average approximately $450,000 per location, and non-cash preopening rent expense that typically ranges from $50,000 to $100,000 per location. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment. Depreciation and amortization expense also includes accelerated depreciation expense and gains or losses on the disposal of fixed assets, primarily associated with remodel activities.

Interest Expense, net. Interest expense consists primarily of the cost of servicing our debt obligations, the amortization of debt issuance costs and commitment fees on the line of credit. Interest expense is offset by interest earned on cash equivalents and investment balances. We capitalize interest incurred on borrowings for restaurant construction.

Income Tax Expense. Income tax expense reflects management’s best estimate of the effective tax rate expected to be applicable for the full fiscal year. This estimate will be re-evaluated by management each quarter based on the Company’s estimated income tax expense for the year.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Restaurant sales growth	19.6%	22.6%	19.9%	18.6%
Same-store sales percentage change (1)	1.6%	2.7%	1.6%	4.0%
Average weekly sales – comparable restaurant base	$84,700	$83,500	$86,900	$85,800
Average weekly sales – non-comparable restaurant base	$84,500	$92,800	$85,000	$85,800
Average unit volume (in thousands) (2)	$1,111	$1,097	$3,404	$3,348
Sales per square foot (2)	$154	$156	$473	$474
Restaurant operating profit (in thousands) (3)	$5,550	$5,352	$17,614	$16,093
Restaurant operating profit as a percentage of sales (3)	15.4%	17.8%	16.8%	18.4%
Adjusted EBITDA (in thousands) (4)	$2,805	$2,987	$9,106	$9,127
Adjusted EBITDA as a percentage of sales (4)	7.8%	9.9%	8.7%	10.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Income (loss) from operations	$(1,401)	$384	$(2,321)	$1,803
Depreciation and amortization	2,471	1,850	6,945	5,254
Preopening expense	1,379	534	3,302	1,433
Stock-based compensation	356	219	1,019	637
Other expenses	—	—	161	—
Adjusted EBITDA	$2,805	$2,987	$9,106	$9,127
General and administrative	3,101	2,584	9,527	7,603
Stock-based compensation	(356)	(219)	(1,019)	(637)
Restaurant operating profit	$5,550	$5,352	$17,614	$16,093

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income (loss) from operations	(3.9)%	1.3%	(2.2)%	2.1%
Depreciation and amortization	6.9	6.2	6.6	6.0
Preopening expense	3.8	1.8	3.1	1.6
Stock-based compensation	1.0	0.7	1.0	0.7
Other expenses	—	—	0.2	—
Adjusted EBITDA	7.8	9.9	8.7	10.4
General and administrative	8.6	8.6	9.1	8.7
Stock-based compensation	(1.0)	(0.7)	(1.0)	(0.7)
Restaurant operating profit	15.4%	17.8%	16.8%	18.4%

Certain amounts may not sum due to rounding.

 Results of Operations

The following tables set forth, for the periods indicated, certain items from our financial statements and the percentage of restaurant sales for those items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Restaurant sales	$35,925	$30,037	$104,957	$87,539
Costs and expenses:
Cost of sales	9,812	8,385	28,552	24,105
Labor	12,687	10,128	36,471	29,454
Occupancy	2,638	2,063	7,496	5,907
Restaurant operating expenses	5,238	4,109	14,824	11,980
General and administrative	3,101	2,584	9,527	7,603
Preopening expense	1,379	534	3,302	1,433
Depreciation and amortization	2,471	1,850	6,945	5,254
Other expenses	—	—	161	—
Total costs and expenses	37,326	29,653	107,278	85,736
Income (loss) from operations	(1,401)	384	(2,321)	1,803
Interest expense, net	42	60	133	184
Income (loss) before income taxes	(1,443)	324	(2,454)	1,619
Income tax expense	25	(25)	32	—
Net income (loss)	$(1,468)	$349	$(2,486)	$1,619

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.3	27.9	27.2	27.5
Labor	35.3	33.7	34.7	33.6
Occupancy	7.3	6.9	7.1	6.7
Restaurant operating expenses	14.6	13.7	14.1	13.7
General and administrative	8.6	8.6	9.1	8.7
Preopening expense	3.8	1.8	3.1	1.6
Depreciation and amortization	6.9	6.2	6.6	6.0
Other expenses	—	—	0.2	—
Total costs and expenses	103.9	98.7	102.2	97.9
Income (loss) from operations	(3.9)	1.3	(2.2)	2.1
Interest expense, net	0.1	0.2	0.1	0.2
Income (loss) before income taxes	(4.0)	1.1	(2.3)	1.8
Income tax expense	0.1	(0.1)	0.0	0.0
Net income (loss)	(4.1)%	1.2%	(2.4)%	1.8%

Certain amounts may not sum due to rounding.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014

Restaurant Sales. Restaurant sales increased $5.9 million, or 19.6%, to $35.9 million during the third quarter of 2015 from $30.0 million in the third quarter of 2014, primarily attributable to incremental sales from our six restaurants opened since the third quarter of 2014 partially offset by lower sales at our Denver restaurant due to a remodel. Our same-store sales increased 1.6% year over year, with a 2.8% growth in average check resulting from a 1.5% menu price increase in April 2015 and shift in menu mix partially offset by a 1.3% decrease in customer traffic. The 1.6% same-store sales growth in the third quarter of 2015 compares to a 2.7% increase in same-store sales in the third quarter of 2014.

Cost of Sales. Cost of sales increased $1.4 million, or 17.0% to $9.8 million in the third quarter of 2015 compared to $8.4 million in the same prior year period, with the increase attributable to our new locations opened since the third quarter of 2014 more than offset the decrease at our comparable restaurant units. As a percentage of restaurant sales, cost of sales was 27.3% compared to 27.9% in the prior year quarter, primarily reflecting improved kitchen efficiencies for both our comparable and non-comparable restaurants and favorable commodity pricing on chicken, pork and shrimp compared to last year.

Labor. Labor costs increased $2.6 million, or 25.3%, to $12.7 million year over year primarily attributable to the new restaurants opened since the third quarter of 2014. Labor expenses as a percentage of restaurant sales increased to 35.3% from 33.7% in the same prior year period, reflecting increased overtime hours as we experienced staffing shortages from a tight labor market, higher benefit costs and labor inefficiencies from our newly opened locations. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $0.6 million or 27.9% to $2.6 million year over year, primarily associated with base rent and common area maintenance charges for new locations opened since the third quarter of 2014. Occupancy expenses as a percentage of restaurant sales were 7.3% in the third quarter of 2015 compared to 6.9% in the third quarter of 2014.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.1 million, or 27.5%, to $5.2 million in the third quarter of 2015, primarily due to the additional operating expenses for the new restaurants opened since October 2014. Restaurant operating expenses as a percentage of restaurant sales were 14.6% and 13.7% in the third quarter of 2015 and 2014, respectively.

General and Administrative. General and administrative expenses were $3.1 million and $2.6 million in the third quarter of 2015 and 2014, respectively. As a percentage of sales, general and administrative expenses were 8.6% in both the third quarter of 2015 and 2014. The increased costs reflect human capital investment and additional travel costs to support our unit growth expansion and start-up efforts for our international business development, as well as higher stock-based compensation expense.

Preopening Expense. Preopening expense of $1.4 million in the third quarter of 2015 was primarily attributable to the Miami, Florida restaurant opened at the beginning of October 2015, and in preparation for the Cincinnati, Ohio restaurant opened in late October 2015 and expenses for the two restaurants scheduled to open for the remainder of the year. Preopening expense of $0.5 million in the third quarter of 2014 was primarily attributable to the Sarasota, Florida; Alpharetta, Georgia and Columbus, Ohio restaurants which opened in the fourth quarter of 2014.

Depreciation and Amortization. Depreciation and amortization expense increased $0.6 million or 33.6% to $2.5 million year over year. Incremental depreciation expense associated with the six new restaurants opened since the third quarter of 2014 more than offset the lower depreciation expense for comparable restaurants due to fully depreciated assets during the quarter. Depreciation and amortization expense as a percentage of restaurant sales was 6.9% and 6.2% of restaurant sales in the third quarter of 2015 and 2014, respectively.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees and the commitment fees associated with the KeyBank credit facility partially offset by interest income earned from cash equivalents and investment balances. Interest expense during in the third quarter of 2014 also includes interest expense associated with a sales tax audit pertaining to previous years.

Income Tax Expense. We recorded an income tax expense of $25,000 primarily relating to state income tax expense for which no net operating loss carryforwards or other credits existed during the third quarter of 2015. We recognized an income tax benefit of $25,000 during the third quarter of 2014 due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income.

Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014

Restaurant Sales. Restaurant sales increased 19.9% to $105.0 million in year to date 2015 from $87.5 million in year to date 2014. The increase was due to the additional sales from our eight new restaurants opened since the first quarter of 2014 and an increase in same store sale partially offset by the remodel closure at our Denver location. Our same store sales increased year over year by 1.6%, driven by a 2.1% increase in average guest check, partially offset by a 0.6% decrease in guest traffic.

Cost of Sales. Cost of sales increased $4.4 million, or 18.4% to $28.6 million in year to date 2015, with new locations opened since the first quarter of 2014 accounting for $5.0 million of the total increase. As a percentage of restaurant sales, cost of sales improved 30 basis points to 27.2% from to 27.5% during the same prior year period, primarily reflecting improved kitchen efficiencies for both our comparable and non-comparable restaurants and decreased commodity pricing for chicken, pork and shrimp year over year.

Labor. Labor costs in year to date 2015 grew 23.8% to $36.5 million compared to $29.5 million in the comparable prior year period. Incremental labor costs for new locations accounted for $6.5 million of the total increase. Labor expenses as a percentage of restaurant sales increased to 34.7% compared to 33.6% in the prior year period driven mainly by inefficiencies associated with our newer units, staffing challenges associated with a tight labor market and increased benefit costs year over year due to the Affordable Care Act.

Occupancy. Occupancy expenses increased $1.6 million or 26.9% to $7.5 million in the first nine months of 2015 compared to $5.9 million in the prior year period. Base rent and common area maintenance charges associated with the new locations accounted for the majority of the total year over year increase. Occupancy expenses as a percentage of restaurant sales increased to 7.1% in year to date 2015 compared to 6.7% in the same prior year period.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.8 million, or 23.7%, to $14.8 million during the first nine months of 2015 compared to $12.0 million in the same period in 2014. Restaurant operating expenses as a percentage of restaurant sales were 14.1% in year to date 2015 compared to 13.7% in year to date 2014. Of the total increase, $2.5 million is attributable to the additional operating expenses associated with our restaurants opened since the beginning of 2014.

General and Administrative. General and administrative expenses increased by $1.9 million, or 25.3% to $9.5 million from $7.6 million year over year. General and administrative expenses increased as a percentage of sales by 40 basis points to 9.1% in year to date 2015 compared to 8.7% in the prior year period. Increased costs associated with additional headcount investment to support our unit growth expansion and start-up efforts for our international franchising strategy, higher travel costs for increased real estate development activities and increased stock-based compensation expense contributed to the year over year increase.

Preopening Expense. Preopening expense was $3.3 million and $1.4 million in year to date 2015 and 2014, respectively. Preopening expense in year to date 2015 was primarily attributable to the three locations opened during the first nine months of the year and the four locations opened or scheduled to open during the fourth quarter. Preopening expense during the first nine months of 2014 primarily related to the Fort Worth and El Paso, Texas restaurants which opened in February and June of 2014, respectively, and the Sarasota, Florida, Alpharetta, Georgia and Columbus, Ohio restaurants which opened in the fourth quarter of 2014.

Depreciation and Amortization. Depreciation and amortization expense increased $1.7 million or 32.2% to $6.9 million year over year, primarily attributable to the eight new restaurants opened since the first quarter of 2014 and accelerated depreciation expense associated with the remodel of our Denver restaurant. Depreciation and amortization expense as a percentage of restaurant sales was 6.6% and 6.0% of restaurant sales in the first nine months of 2015 and 2014, respectively.

Other Expenses. Other expenses of $0.2 million in year to date 2015 primarily related to an expected settlement of a state use tax audit which has been ongoing for several years.

Interest Expense. Interest expense decreased in the first nine months of 2015 as compared to the prior year period, primarily due to the repayment of all outstanding borrowings under the KeyBank credit facility in June 2014.

Income Tax Expense. Income tax expense of $32,000 in year to date 2015 relates to state income tax expense for which no net operating loss carryforwards or other credits existed partially offset by refunds primarily associated with prior year federal income tax. We did not recognize any income tax expense in 2014 year to date due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30, 2015	December 31, 2014
Cash and short-term investments	$15,961	$36,756
Net working capital	$2,706	$27,018

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities	$6,796	$10,580
Capital expenditures	$28,062	$16,117

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operations and proceeds from our June 2014 equity offering. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility.

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 20% for 2014, with five openings during the year. We expect 23% unit growth for 2015, with seven restaurants scheduled to open during the year, including our San Juan, Puerto Rico restaurant that opened in the first quarter of 2015, our Plano, Texas and Arlington, Virginia restaurants opened during the second quarter of 2015 and our Miami, Florida and Cincinnati, Ohio restaurants opened in October 2015. We remodeled our Denver restaurant during 2015 and continue to incur maintenance capital expenditures for existing restaurants and our corporate office. We also are diligently working on our real estate pipeline and expect to incur capital expenditures during the remainder of 2015 for restaurants scheduled to open during the first half of 2016. We expect to spend approximately $40 million in capital expenditures in 2015, exclusive of tenant improvement allowances, for the planned construction and remodels scheduled to be completed during 2015 and to a certain extent, planned construction and remodels scheduled to be completed for the first half 2016.

As of September 30, 2015, we had working capital of $2.7 million and no borrowings under our $35 million credit facility. We believe existing cash and short-term investments of $16.0 million, the ability to draw on the credit facility and cash flow from operations will be sufficient to fund planned capital expenditures and operating activities for 2016.

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

Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. The entire $35 million under the credit facility was available at September 30, 2015.

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

During the three months ended September 30, 2015 and 2014, we incurred gross interest expense of $43,000 and $65,000, consisting primarily of loan fee amortization of $21,000 and $26,000, respectively, and commitment fees of $22,000 and $26,000, respectively. During the nine months ended September 30, 2015 and 2014, we incurred gross interest expense of $137,000 and $191,000, consisting primarily of loan fee amortization of $61,000 and $79,000, respectively, and commitment fees of $66,000 and $67,000, respectively.

Unamortized loan fees of $342,000 at September 30, 2015 are being amortized over the life of the credit facility and are included in other assets in the consolidated balance sheet.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at September 30, 2015.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2015	2014
Net cash provided by (used in):
Operating activities	$6,796	$10,580
Investing activities	(28,145)	(16,172)
Financing activities	554	37,883
Net increase (decrease) in cash and cash equivalents	$(20,795)	$32,291

Operating Activities. Our cash flows from operating activities provided $6.8 million and $10.6 million of net cash during the first nine months of 2015 and 2014, respectively. The net change in cash from operating activities year over year is primarily due to lower net income and timing of payments and receipt of tenant allowance reimbursements.

Investing Activities. Capital expenditures for the nine months ended September 30, 2015 were $28.1 million, primarily associated with our San Juan, Plano and Arlington restaurant construction and Denver remodel during year to date 2015, as well as architecture, design and construction-related costs associated with our Miami and Cincinnati locations opened in October 2015 and two new restaurants scheduled for the remainder of 2015. Capital expenditures for the nine months ended September 30, 2014 were $16.1 million, primarily associated with our Fort Worth and El Paso restaurants opened during the first nine months of 2014 and architecture, design and construction-related costs associated with our other three restaurants opened in the fourth quarter of 2014.

Financing Activities. Net cash provided by financing activities during the first nine months of 2015 consisted primarily of proceeds from stock option exercises. Net cash provided by financing activities during the first nine months of 2014 was $37.9 million and consisted primarily of $40.9 million in proceeds, net of issuance costs, from our equity offering, and $0.5 million from employee stock option exercises. This increase in cash was partially offset by the $3.5 million repayment of all borrowings under the Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements or obligations.

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

Interest Rate Risk

We may also face market risk exposure due to the variable interest rates on the credit line obtained from KeyBank. Interest on the loans is subject to adjustment based on changes to the prime or LIBOR rates. Interest rate fluctuations may adversely impact our financial condition or results of operations.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Controls

There were no changes during the three months ended September 30, 2015 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On February 10, 2014, Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”), filed a Motion to Set Aside Default Judgment in the Circuit Court of Jackson County, Kansas City Missouri relating to a default judgment of approximately $3.5 million entered on December 18, 2013 against Macadamia. The underlying personal injury claim, Frank Neal Goss v. Kona Macadamia, Inc. and Anthony DeAngelo, revolves around a fight that two alleged restaurant patrons had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. Following the hearing held on April 3, 2014, the Circuit Court issued a written order on April 7, 2014 granting Macadamia’s Motion to Set Aside Default Judgment. The underlying personal injury case is proceeding in the Circuit Court. On August 17, 2015, Macadamia filed a Motion for Summary Judgment requesting judgment in its favor on all claims asserted by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice. Under Missouri law, the plaintiff has up to one year to re-file the claim. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage should the plaintiff decide to re-file the claim.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.

/s/Berke Bakay
Berke Bakay
President, Chief Executive Officer and Director
Principal Executive Officer)

/s/Christi Hing
Christi Hing
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 3, 2015