Form 10-K
period 2015-12-31
KONA GRILL INC
filed 2016-03-03
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was $168,726,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 29, 2016, there were 11,267,091 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2015, are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2015

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

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) currently owns and operates 37 upscale casual restaurants in 19 states and Puerto Rico. Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a global menu of contemporary American favorites, award-winning sushi and specialty cocktails. Our menu items are prepared from scratch at each restaurant location and incorporate over 40 signature sauces and dressings, creating memorable flavor profiles that appeal to a diverse group of customers. Our diverse menu is complemented by a full service bar offering a broad assortment of wines, specialty cocktails, and beers. We believe that our innovative high-quality recipes, generous portions, and flexible price points provide customers with an excellent value proposition and allow us to attract a diverse customer base.

Our restaurants seat an average of approximately 290 customers and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambiance that reinforces our high standards of food and service. Our main dining area, full-service bar, indoor/outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to attract new customers and encourage repeat visits from regular customers. We locate our restaurants in high-activity areas such as retail centers, shopping malls, urban entertainment districts, and lifestyle centers that are situated near commercial office space and residential housing to attract customers throughout the day.

We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States (U.S.). We plan to grow organically through unit expansion, with a target of 20% unit growth annually over the next several years by strategically expanding the Kona Grill concept in both new and existing markets. Furthermore, given the broad appeal of our concept across the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond over the long term.

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:

●

Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared, high quality food that includes a diverse selection of contemporary American favorites and award-winning sushi items to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from scratch at each restaurant location using original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 signature sauces and dressings create memorable flavor profiles and further differentiate our menu items. With an average check during 2015 of approximately $26 per customer, we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our customers.

●

Distinctive Upscale Casual Dining Experience. Our upscale casual dining concept captures some of the best elements of fine dining including a variety of exceptional food options, attentive service, and an extensive wine and cocktail list, and combines them with the traditional casual dining attributes, like a broad menu with attractive price points and a choice of environments suitable for any dining occasion. Our creative menu, personalized service, and contemporary restaurant design blend together to create an inviting upscale casual dining experience. We design our restaurants with a unique layout and utilize modern, eye-catching design elements to enhance the customer experience. Our multiple dining areas provide customers with a number of distinct dining environments and atmospheres to suit a range of dining occasions. Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our concept.

●

Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where customers can enjoy our alcoholic beverage offerings. Our patio is a popular place for customers to enjoy our high-value happy hour and reverse happy hour offerings, where full portions of select items are offered at reduced price points. Our patio, which is enclosed in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Aggregate restaurant sales during these non-peak periods accounted for 24.6% of our total sales during 2015, which we believe provides us with a competitive advantage.

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

●

Multiple Daypart Model. Our appetizers, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared allowing customers to dine with us during traditional lunch and dinner meal periods as well as between customary dining periods such as in the late afternoon and late night. The lively ambiance of our patio and bar areas provides an energetic social forum that attracts a young professional clientele during non-peak periods, as well as provides a unique atmosphere for all of our customers to enjoy before or after they dine with us. Our sushi bar provides another dining venue for customers while offering a wide selection of creative and flavorful menu items for our health conscious customers. We believe that our ability to attract customers throughout the day distinguishes us from many other casual dining chains and helps us maximize sales and leverage our fixed operating costs.

●

Attractive Unit Economics. During 2015, the average unit volume of our comparable base restaurants was $4.5 million. We believe our high average unit volume helps us attract high-quality employees, leverage fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for new restaurants to be approximately $2.6 million, net of landlord tenant improvement allowances and excluding preopening expenses. Based on historical experience, restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

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

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 23% for 2015, with seven openings during the year and grew 20% during 2014 with 5 restaurant openings. We plan to open eight restaurants during 2016 and currently have ten signed leases for new restaurant openings in 2016 and beyond. We continue working diligently to build our pipeline for future growth.

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

In addition, we continue to execute our strategy for international market expansion. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. Similar to other brands with an international presence, we plan to utilize a franchise model for development outside of the U.S. Under this model, we will provide training and operational support to our partners without committing, or putting at risk, capital for restaurant construction in these international markets. In February 2016, we announced an agreement for the development of six Kona Grill restaurants in Mexico. We have also signed a non-binding letter of intent for restaurant development in the Middle East. We expect the first international location to open during the first half of 2017.

Grow Existing Restaurant Sales

Our goal for existing restaurants is to increase unit volumes through the execution of our differentiated business model and complemented with ongoing social marketing efforts as well as local market advertising and other initiatives designed to generate awareness and trial of our concept and increase the frequency of customer visits. Our restaurant sales for comparable base restaurants, which include those units open for more than 18 months, increased 2.0% compared to 2014. The increase reflects a 2.6% increase in average check per person customer partially offsetting a 0.6% decrease in customer traffic. The 2.0% same-store sales growth in 2015 compares to a 3.8% increase in same-store sales in 2014. We believe the strength of our differentiated concept and the appeal of our new design enables us to gain market share, as evidenced by positive same-store sales growth in the last five years.

We also continue to focus on our four wall execution with key initiatives designed to drive traffic, increase sales and enhance the customer experience while building our business for long-term growth. We offer a limited seasonal menu with innovative food and drink offerings four times during the year. These initiatives are highly successful in keeping our menu fresh and exciting while also providing a great venue to test the popularity of new menu items and the opportunity to place top-selling items on our regular menu. We continue to enhance our wine list and utilize our Wine Down Wednesday offering to drive customer traffic by offering a 50% discount on bottle wines each Wednesday. Our value-driven happy hour price-points help drive incremental sales and customer traffic during non-peak hours. We continue to grow our To Go program and catering services, resulting in year over year sales growth of 46% for these activities. We focus on targeted marketing initiatives to drive our gift card sales during the holiday season, resulting in a 31% increase over 2014 gift card sales. We recently launched our newly re-designed website and online ordering for the convenience of our customers and to drive incremental sales growth.

Furthermore, we continue to focus on the quality of our service and hospitality and improve customer satisfaction with extensive training for our service staff on our wine list, drink and menu offerings. We continue to grow our customer loyalty program, Konavore, which has grown to over 245,000 members since its inception in 2010. We utilize this e-mail based program to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. We have also increased our presence in social marketing and interactive advertising. Furthermore, we utilize a social software platform to aggregate feedback posted by our customers on various social media sites to ensure that our management team can review and respond to our customers’ comments immediately. We believe we can generate additional sales through these programs at a reasonable cost per restaurant.

Continue Strategic Investments in Personnel and Systems

We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the U.S. During the past three years, we have made strategic personnel investments in order to build the foundation for the expansion of our concept and will continue making incremental investments to support our new unit expansion and international business development initiatives. Additionally, we continue to implement information systems and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our current growth strategy.

Expansion Strategy and Site Selection

We believe the location of our restaurants is critical to our long-term success and, accordingly, we devote significant time and resources to analyzing each prospective site. Our restaurant expansion strategy focuses primarily on penetrating new markets in major metropolitan areas throughout the U.S. and existing markets where demographic information supports the building of additional restaurants. In general, we prefer to open restaurants in high-profile sites within specific trade areas with the following considerations:

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

We thoroughly analyze each prospective location before presenting the site to our Real Estate Committee, comprised of members of the Board of Directors, for review. Prior to committing to a restaurant site and signing a lease, our Chief Executive Officer, Vice President of Development and at least one member of the Real Estate Committee visit the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site will meet our return on investment criteria.

We lease all of our restaurant sites under lease terms that vary by restaurant; however, we generally lease space (freestanding or in-line) for 10 to 20 years and attempt to negotiate at least two five-year renewal options. Our rent structures vary from lease to lease, but generally provide for the payment of both minimum base rent and contingent rent based on restaurant sales. We are also generally responsible for a proportionate share of common area maintenance, property tax, insurance, and other occupancy-related expenses.

We believe our high average unit volumes, differentiated menu and multi-daypart model make us an attractive tenant and provide us with multiple opportunities to obtain suitable leasing terms from landlords. As a result of the locations we select, which are often in new lifestyle center or shopping mall developments, our restaurant development timeframes vary according to the landlord’s construction schedule and other factors that are beyond our control. Once the site has been turned over to us, the typical lead-time from commencement of construction to opening is approximately six months.

Unit Economics

We target a 31% to 33% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. Our targeted operating margin for mature restaurants ranges from 18% to 19%. The cash-based performance target for our restaurant operations does not include field supervision, corporate support expenses, preopening expenses, or non-cash items such as depreciation and amortization; and does not represent a targeted return on investment in our common stock.

Our investment cost for new restaurants varies significantly depending upon the location of the restaurant, the type of lease entered into and the amount of tenant improvement allowance we receive from landlords. We expect the cash investment cost of our prototype restaurant on average to be approximately $2.6 million, net of landlord tenant improvement allowances averaging between $0.7 million and $1.2 million, and excluding cash preopening expenses of approximately $450,000.

Our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2015.

2015 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)

Lunch (Open to 3 p.m.)	$35,540	24.8%
Dinner (5 p.m. to 9 p.m.)	72,331	50.6%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	35,152	24.6%
Total All Day	$143,023	100.0%

Menu

We offer our customers a global menu of contemporary American favorites and award-winning sushi items. This diverse menu is an important factor in differentiating ourselves from other upscale casual dining competitors. We offer over 40 freshly prepared signature sauces and dressings, which distinguish and complement our dishes and create delicious flavor profiles that appeal to our customers. Our menu items are prepared from scratch at each restaurant location using the freshest ingredients and adhere to food standards that we believe are much closer to fine dining than typical casual dining.

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

Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 50 selections of wines by the glass or bottle, and an extensive selection of liquors and specialty cocktail drinks. During our weekday happy hour (3 p.m. to 7 p.m.), reverse happy hour (9 p.m. to 11 p.m.) and Sunday happy hour in select markets, we offer discounts on selected food and alcoholic beverage items. Happy hour times may vary by location due to local liquor laws. Alcoholic beverage sales represented approximately 29% of our total restaurant sales during 2015.

Decor and Atmosphere

We design our restaurants to offer our customers a unique dining experience in a setting that is relevant for today and tomorrow. Each of our restaurants is individually designed with a contemporary look that is adaptable to varying real estate opportunities while incorporating signature elements such as multiple dining areas and open floor plan. Our customers can expect to find a warm and inviting atmosphere that aligns with our innovative food and drink offerings and high quality service. Our design incorporates exotic veneers, various tiles and textures, vertical beveled stone, raised fabric panels, and fire and water elements. The layout of our restaurants focuses on creating multiple dining areas for our customers while maintaining an open atmosphere that allows customers to have a panoramic view of the entire restaurant and exhibition kitchen and sushi bar. We also utilize a variety of directional lighting styles and custom design elements to add warmth to all dining spaces throughout our restaurants.

Regardless of the experience customers are looking for, our restaurant design offers a variety of dining experiences to fit every mood and occasion. Our indoor/outdoor patio with a full service bar incorporates a high-energy, socially interactive atmosphere for customers to enjoy appetizers or sushi while they wait to dine with us, and serves as a destination for many of our frequent customers during the late afternoon and late night periods. Certain of our locations offer private dining rooms for private dinner parties, special occasions and business events. Additionally, some of our locations feature a rooftop patio with a retractable roof or enclosed patios in colder climates to maximize utilization of the patio throughout the year. Alternatively, our dining room provides a warm and intimate ambience for special occasions or dinner with friends and family. For sushi enthusiasts, we showcase our highly trained sushi chefs creating their masterpieces at our expansive sushi bar.

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect food products throughout the preparation process. We provide detailed specifications to suppliers for food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel. Our restaurant general managers and executive chefs generally receive nine weeks of training while our other restaurant managers and sous chefs receive seven weeks of training. We require annual recertification training for all employees, and each employee receives an operations manual relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP, requirements. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants. We have a ServSafe alcohol certification program, where every front of house employee is trained and tested to ensure we are providing responsible alcohol service. Further, to monitor and ensure compliance with required guidelines, we evaluate all of our employees on their ability to maintain sanitary conditions in their respective restaurants. Employees are subjected to six mandatory inspections annually, including two from the local state, county or municipal inspector and four quarterly inspections from an independent third party service provider.

We source all of our products and supplies with reputable and high-quality providers that are capable of providing consistent, reliable distribution to all of our restaurants. We have arrangements with national and local distributors and specialty food suppliers who provide high-quality ingredients and perishable food products. These distributors and suppliers are required to comply with food safety guidelines mandated by HACCP, the Food & Drug Administration and local statutes and regulations of the particular state, county or municipality. Additionally, our corporate food and beverage team performs site visits and periodic inspections of the distribution centers to verify that the conditions of their infrastructure and delivery fleet comply with our operational cleanliness requirements.

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

Restaurant Operations

Executive and Restaurant Management

Our executive management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities. Restaurant management and our corporate office institute procedures to enhance efficiency, reduce costs and provide centralized and individual restaurant support systems. Our corporate operations team and district managers have primary responsibility for oversight of our restaurants and participate in analyzing restaurant-level performance and strategic planning. We currently employ six district managers who are each responsible for overseeing the restaurants in a specific region. The district managers’ responsibilities include supporting the general managers and helping each general manager achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and process improvements to enhance the efficiency of operations and the dining experience for our customers. In addition, our corporate food and beverage team includes a vice president, a corporate chef, a corporate sushi chef and three regional culinary partners who are responsible for educating, coaching, and developing kitchen personnel, implementing process enhancements to improve the efficiency of kitchen operations, and developing new menu offerings.

Our typical restaurant management team consists of a general manager, assistant general manager, two front-of-the-house managers, executive chef, sous chef, and head sushi chef. Our restaurants employ on average approximately 75 non-management employees, many of whom work part-time. The general manager is responsible for the day-to-day operations of the restaurant, including the hiring, training, personnel development, execution of local marketing programs, and operating results. The chefs are responsible for overseeing the preparation of kitchen and sushi items, maintaining product quality, and closely monitoring food costs and department labor costs. We also employ a kitchen staff member who is dedicated to the preparation of our signature sauces and dressings.

Training

In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and ongoing training programs under the direction of our director of training. Each restaurant manager completes a formal training program that is comprised of a mix of online and on-the-job instruction. Programs for general managers and executive chefs provide nine weeks of training. Programs for other managers provide seven weeks of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, IT systems and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, learning the ingredients of various menu items, and other key service protocols. In addition, our hourly staff goes through a series of in-depth interactive training for their positions.

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

Recruitment and Retention

Our future growth and success is highly dependent upon our ability to attract, develop, and retain qualified individuals who are capable of successfully managing our high-volume, upscale casual restaurants. We believe that our high unit volume, the image and atmosphere of the Kona Grill concept, and career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We offer restaurant management personnel competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement through a formal management development program. Furthermore, the management team of each restaurant shares in a bonus tied to the sales and overall profitability of their restaurant. We believe that our compensation package for managers and restaurant employees is comparable to or better than those provided by other upscale casual restaurants. We believe our compensation policies help us attract quality personnel.

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

We utilize an integrated information system to manage the flow of information within each of our restaurants and between each restaurant and our corporate office. This system includes a point-of-sale (POS) local area network that helps facilitate the operations of the restaurant by recording sales transactions and printing orders in the appropriate locations within the restaurant. Additionally, we utilize the POS system to authorize, batch, and transmit credit card transactions, record employee time clock information, and produce a variety of management reports. The POS is integrated with food cost and labor scheduling software as well as our accounting system and incorporates a redundancy and back-up emergency operating plan on a temporary basis if the system experiences downtime.

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

Advertising and Marketing

Our ongoing advertising and marketing strategy consists of loyalty programs, social media, grass-root local marketing, various public relations activities and word-of-mouth recommendations. We believe that these mediums are key components in driving customer trial and usage. We have invested, and expect to continue to invest, in marketing, branding and advertising efforts, primarily to introduce our concept in new markets and to increase comparable restaurant sales and solidify brand awareness in existing markets.

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

We believe we compete favorably with respect to each of these factors, as follows:

●	We offer a global menu of contemporary American favorites, award-winning sushi items and specialty cocktails;

●	We appeal to multiple demographic and psychographic profiles;

●

We strive to maintain quality and consistency in each of our restaurants through the careful training and supervision of restaurant personnel and adherence to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants;

●

Our innovative menu with attractive price points, attentive service, and contemporary restaurant design with multiple environments blend together to create our upscale casual dining experience and enables us to attract a broad customer demographic.

Although we believe we compete favorably with respect to each of these factors, there are a substantial number of restaurant operations that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenue, and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional employment statistics; demographic trends; weather conditions; the cost and availability of raw materials, labor, and energy; purchasing power; governmental regulations; and local competitive factors. Any change in these or other related factors or negative publicity relating to food safety could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concept over time to protect their longer-term competitiveness. Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for upscale, high volume restaurants.

Trademarks

We have registered the service marks “Kona Grill” and “Konavore” with the United States Patent and Trademark Office and “Kona Grill” in certain foreign jurisdictions. We believe that our trademarks and other proprietary rights, such as our distinctive menu offerings and signature sauce recipes, have significant value and are important to the marketing of our concept. We have protected in the past and will continue to vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly. In addition, other local restaurant companies with names similar to ours may try to prevent us from using our marks in those locales.

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

Employees

As of February 29, 2016, we employed 4067 people of whom 4006 worked in our restaurants and 61 were corporate management and staff personnel. None of our employees are covered by a collective bargaining agreement. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.

Access to Information

Our website is located at www.konagrill.com. The information on our website is not part of this filing. Through our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and any amendments to those reports filed or furnished to the Securities and Exchange Commission. These reports are available as soon as reasonably practicable after we electronically file these reports with the SEC. We also post on our website the charters of our Audit, Compensation, and Nominating Committees; Code of Business Conduct and Ethics; Code of Ethics for the Chief Executive Officer and Senior Financial Officers; Insider Trading Policy and any other corporate governance materials required by SEC or NASDAQ regulations. These documents are also available in print to any stockholder requesting a copy from our corporate secretary at our executive offices.

Item 1A.	Risk Factors

Risks Related to Our Business

Changes in general economic conditions, including economic uncertainty, have adversely impacted our business and results of operations and may continue to do so.

Purchases at our restaurants are discretionary for consumers and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases during favorable economic conditions. The recent economic uncertainty, continuing disruptions in the overall economy, including high unemployment in certain markets and financial market volatility and unpredictability, and the related reduction in consumer confidence negatively affected customer traffic and sales throughout our industry, including our segment. If the economy experiences a new downturn or continued uncertainties, our customers may further reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out.

There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our revenues and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay our remodeling of existing locations.

Our sales and ability to generate profits could be adversely affected if comparable restaurant sales increases are less than we expect, and we may not successfully increase comparable restaurant sales or they may decrease.

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

Our comparable restaurant sales have increased over the past five years. However, as our units continue in operation, it may be more difficult to continue to achieve significant increases in comparable restaurant sales. Further, the impact of the factors noted below may lower our expectations for comparable restaurant sales:

●	changes in consumer preferences and discretionary spending, including weaker consumer spending in periods of economic difficulty or uncertainty;

●	consumer understanding and acceptance of the Kona Grill experience and perception of the Kona Grill brand;

●	our ability to increase menu prices without adversely impacting customer traffic to such a degree that the impact of the decrease in customers equals or exceeds the benefit of the menu price increase;

●

any “trade down” by customers or other reduction in average check per person in response to price increases, which could reduce or eliminate the benefit of the price increase on comparable restaurant sales;

●

competition, either from our competitors in the restaurant industry, or from our own restaurants within the same market in the event customers who frequent one of our restaurants begin to visit one of our new restaurants instead;

●	executing our strategies effectively, including our development strategy, menu improvement initiatives and marketing and branding strategies, each of which may not have the impact we expect;

●	turnover of key operations and restaurant personnel;

●	negative publicity relating to food safety or quality;

●	weather, road construction and other factors limiting access to our restaurants; and

●	changes in government regulation.

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

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, and lifestyle centers. We depend on high consumer traffic rates at these centers to attract customers to our restaurants. In general, such visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in demographic and economic patterns in neighborhoods and trade areas where our restaurants are located, higher frequency of online shopping, changes in discretionary consumer spending, changes in gasoline prices, or otherwise. If visitor rates to these centers decline, our unit volumes could decline and adversely affect our results of operations. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. We opened seven restaurants during 2015 and expect to open eight additional restaurants in 2016. Our ability to open new restaurants and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including:

●	finding quality sites, competing effectively to obtain quality sites and reaching acceptable agreements to lease sites;

●	complying with applicable zoning, land use and environmental regulations and obtaining, for an acceptable cost, required permits and approvals;

●	having adequate capital for construction and opening costs and efficiently managing the time and resources committed to building and opening each new restaurant;

●	timely hiring and training and retaining the skilled management and other employees necessary to meet staffing needs;

●	successfully promoting our concept and competing in new markets;

●	acquiring food and other supplies for new restaurants from local suppliers; and

●	addressing unanticipated problems or risks that may arise during the development or opening of a new restaurant or entering a new market.

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

Additionally, a new restaurant typically experiences a “ramp-up” period of approximately 18 months or more before it achieves our targeted level of performance. This is due to the costs associated with opening a new restaurant, as well as higher operating costs caused by start-up and other temporary inefficiencies associated with opening new restaurants. For example, there are a number of factors which may impact the amount of time and money we commit to the construction and development of new restaurants, including landlord delays, shortages of skilled labor, labor disputes, shortages of materials, delays in obtaining necessary permits, local government regulations and weather interference. Once the restaurant is open, how quickly it achieves a desired level of profitability is impacted by many factors, including the level of market familiarity and acceptance when we enter new markets, as well as the availability of experienced staff and the time required to negotiate reasonable prices for services and other supplies from local suppliers. Our business and profitability may be adversely affected if the “ramp-up” period for a new restaurant lasts longer than we expect.

Our ability to open new restaurants may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or our ability to open new restaurants on a timely basis after we have identified sites. We plan to grow organically through unit expansion, with a target of 20% unit growth annually over the next several years by strategically expanding the Kona Grill concept in both new and existing markets. We plan to open eight new restaurants in 2016 and currently have ten signed leases for 2016 openings and beyond.

There can be no assurance that our unit growth goal will be realized because our ability to open new restaurants depends upon a number of factors, many of which are beyond our control, including the following:

●	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;

●	difficulty negotiating leases with acceptable terms;

●	cash flow generated by our existing restaurants;

●	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty or tight credit;

●	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

●	labor shortages or disputes experienced by our landlords or outside contractors;

●	unforeseen engineering or environmental problems with the leased premises;

●	our ability to secure governmental approvals and permits, including liquor licenses, construction permits, and occupancy permits;

●	the ability of our corporate staff to develop a greater number of new restaurants than our company has developed during the past several years while successfully managing existing restaurants;

●	obstacles to hiring and training qualified operating personnel in the local market, especially in highly competitive hiring environment;

●	inclement weather, impact of climate change, natural disasters and other calamities; and

●	general economic conditions.

Any deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

Any deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have or may cease operations in the future or have deferred openings or failed to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in customer traffic. As a result, our results of operations could be adversely affected. Furthermore, lenders are taking a more active role in reviewing tenant leases and prospective tenancies and have been more restrictive in approving tenancies and financing. This may affect our ability to lease sites at terms as favorable as we have received in the past.

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

Our growth and planned remodeling of existing restaurants may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and currently expect to open eight new restaurants during 2016. Further, we plan to maintain and enhance the quality of our customers’ dining experience through remodeling certain of our existing restaurants. Our continued expansion and planned remodeling will increase demands on our available cash resources, as well as demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage and when appropriate, remodel our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Due to our limited number of existing restaurants and the significant expenses required to open new restaurants, any decision to either reduce or accelerate the pace of openings may cause our future operating results to fluctuate significantly and affect our comparative financial performance.

Our preopening expenses continue to be significant, and the amount of such expenses incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. We expect the cash investment cost of our prototype restaurant on average to be approximately $2.6 million, net of landlord tenant improvement allowances and excluding approximately $450,000 in cash preopening expenses and assuming that we do not purchase the underlying real estate. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets.

The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the average unit volumes of our new restaurants may cause our results of operations to fluctuate significantly. Further, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect the financial performance for a particular period and perception of our company, making the investment risks related to any one location more significant than those associated with larger restaurant companies who have substantially greater financial and other resources. If we decide to reduce our new restaurant openings, our comparable preopening expenses will be lower and the effect on our comparative financial performance should be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in preopening expenses will have an unfavorable short-term impact on our comparative financial performance.

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

We plan to expand into international markets, including Latin America and the Middle East. Similar to other brands with an international presence, we plan to utilize a franchise model for development outside of the U.S., providing training and operational support to our partners without committing, or putting at risk, capital for restaurant construction in these international markets. It takes time for us to identify franchise partners and negotiate franchise agreements and for our partners to find quality real estate and construct the restaurants. We then need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy.

As we continue to pursue our international market expansion, we may not be fully aware of the significant development efforts involved and barriers to entry into these markets. Accordingly, even though we are attempting to manage the necessary capital investment through the utilization of the franchise model, we may incur more expenses than originally anticipated and our investment may take additional time to come to fruition. Furthermore, there is a risk that we may not be successful in our international business development efforts. In that case, we may not be able to recover all of the investments incurred. Additionally, our attempt to expand internationally could result in significant distraction or diversion of resources from our domestic unit expansion and existing operations in the U.S.

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

Our business expansion into international markets could create new risks to our brand and reputation. We believe that we will be able to select high-caliber international operating partners with significant experience; however, there is risk that our brand value or financial results could be harmed by factors outside of our control, including, but not limited to:

●	difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the U.S.;

●	changes to our recipes due to cultural differences;

●	inability to obtain adequate and reliable supplies of ingredients and products necessary to execute our diverse menu; and

●	differences, changes or uncertainties in economic, regulatory, legal, social and political conditions.

Further, as we expand our brand internationally, we will need to comply with regulations and legal requirements, including those related to the protection of our trademarks, trade secrets and other intellectual property - see “Our failure to protect our trademarks, service marks, or trade secrets could negatively affect our competitive position and the value of the Kona Grill brand” below. We will have additional exposure to foreign tax laws and regulations which currently do not affect us. Additionally, we will need to comply with both domestic laws affecting U.S. businesses that operate internationally and foreign laws in the countries in which we expand our restaurants, such as the Foreign Corrupt Practices Act, under which we do not currently have exposure. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions. Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our operating partners and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur liability that is not covered by such protection, or incur costs and expenses as a result of our operating partners’ conduct even when we are not legally liable. Any of these risks could harm our business, results of operations and financial condition.

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

Adverse weather conditions, impact of climate change and natural disasters could adversely affect our results of operations. Additionally, we may not be able to obtain insurance at reasonable rates for natural disasters and other events which are beyond our control.

Adverse weather conditions can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and in more severe cases such as hurricanes, tornadoes and other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our restaurant sales. Increasing frequency and unpredictability of adverse weather conditions due to climate change may result in decreased customer traffic. Changes in weather could result in interruptions to the availability of utilities, and shortages or interruption in the supply of food items and other supplies, which could increase our costs and negatively impact our operations.

Additionally, although we insure our restaurants against wind, flood, and other disasters, we may not be able to obtain insurance for these types of events for all of our restaurants at reasonable rates. A devastating natural disaster or other event in the vicinity of one of our restaurants could result in substantial losses and have a material adverse effect on our results of operations.

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

Furthermore, we have not registered all of our trademarks and service marks throughout the world as doing so may not be feasible because of associated costs or various foreign trademark law prohibitions. Our inability to effectively protect our intellectual property domestically or internationally may result in limiting our ability to globally expand our brand thereby adversely affecting our financial performance.

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

We offer eligible full-time salaried employees and eligible variable-hour employees the opportunity to enroll in healthcare coverage subsidized by us. We adopted a qualifying plan under the Affordable Care Act for our eligible variable-hour employees, which has increased and is expected to increase our labor costs significantly. However, our employees may or may not choose to participate in our healthcare plans. It is also possible that the recent changes in the healthcare plans we offer could make us less attractive to our current or potential employees. Additionally, implementing the requirements of the Affordable Care Act has imposed additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

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

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing 30% of our sales during 2015. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

A failure to maintain food safety throughout the supply chain and food-borne illness concerns may have an adverse effect on our business.

Food safety is a top priority, and we dedicate substantial resources to ensuring that our guests enjoy safe, quality food products. However, food safety issues could be caused at the point of source or by food suppliers or distributors and, as a result, may be out of our control. In addition, regardless of the source or cause, any report of food-borne illnesses such as E. coli, hepatitis A, trichinosis or salmonella, and other food safety issues including food tampering or contamination, at one of our restaurants could adversely affect the reputation of our brand and have a negative impact on our sales. Even instances of food-borne illness, food tampering or food contamination occurring solely at restaurants of our competitors could result in negative publicity about the food service industry generally and adversely impact our sales and could result in stricter government regulation, which could increase our costs. The occurrence of food-borne illnesses or food safety issues could also adversely affect the price and availability of affected ingredients, resulting in higher costs and lower margins.

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

Competition for qualified restaurant employees in current or prospective markets could require us to pay higher wages and benefits, which could result in higher labor costs. In addition, we have a substantial number of hourly employees who are paid rates based upon the federal or state minimum wage and who rely on tips for a significant portion of their income. Government-mandated increases in minimum wages, overtime pay, health and other benefits, or increased tax reporting and tax payment requirements for employees who receive gratuities, or a reduction in the number of states that allow tips to be credited toward minimum wage requirements, could increase our labor costs. We may be unable to generate enough operating efficiencies or increase our menu prices proportionately in order to mitigate these increased costs, in which case our operating margins would be adversely affected.

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall, including the following:

●	actual or anticipated fluctuations in our quarterly or annual financial results;

●	the financial guidance and growth projections we may provide to the public, any changes in such guidance and projections, or our failure to meet such guidance and projections;

●

the failure of industry or securities analysts to maintain coverage of our company, changes in financial estimates by any industry or securities analysts that follow our company, or our failure to meet such estimates;

●	changes in the market valuations of other companies in the restaurant industry;

●	actual or anticipated variations in comparable restaurant sales or operating results; whether in our operations or those of our competitors;

●	changes in the consumer preferences or spending;

●	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;

●	sales, or anticipated sales, of large blocks of our stock, including short selling by investors;

●	additions or departures of key personnel;

●	regulatory or political developments;

●	litigation and governmental or regulatory investigations;

●	acquisitions or strategic alliances by us or by our competitors; and

●	general economic, political, and financial market conditions or events.

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

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2015, we had outstanding 11,271,524 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,897,839 shares available for issuance under our stock award and employee stock purchase plans. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

We may not continue to buy back shares of common stock under our share repurchase program, which could have an adverse effect on the market price of our common stock.

In May 2012, our Board of Directors authorized a stock repurchase and retirement program of up to $5.0 million of our outstanding common stock. We have repurchased and retired $3.2 million or 387,109 shares under the 2012 authorization, with $203,000 or 24,098 shares purchased during 2013. We did not repurchase and retire any shares during 2014.

In November 2015, our Board of Directors authorized a repurchase program of up to $10.0 million of our outstanding common stock. The current authorization replaces the 2012 repurchase plan under which $1.8 million remained available for repurchase. As of December 31, 2015, we have repurchased and retired $227,000 or 18,194 shares under the 2015 authorization.

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

We do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future. Instead, we plan to reinvest any earnings to finance our restaurant operations and growth plans, or for a stock repurchase program. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any return on their investment. As a result, investors seeking cash dividends may not purchase our common stock.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2015, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our reputation and the price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently operate 37 restaurants in 19 states and Puerto Rico. Each of our restaurants and our corporate office are located in a leased facility. As of December 31, 2015, our restaurant leases had expiration dates ranging from 2016 to 2029, typically with options to renew for at least a five-year period. The following table sets forth our current restaurant locations and corporate office.

State	City	Location	Year Opened	Square Footage	Number of Seats (1)
Arizona	Scottsdale	Scottsdale Fashion Square	1998	5,964	274
Arizona	Chandler	Chandler Fashion Center	2001	7,389	320
Missouri	Kansas City	Country Club Plaza	2002	7,455	248
Nevada	Las Vegas	Boca Park Fashion Village	2003	7,390	286
Colorado	Denver	Cherry Creek Mall	2004	5,920	243
Nebraska	Omaha	Village Pointe	2004	7,800	339
Indiana	Carmel	Clay Terrace	2004	7,500	356
Texas	San Antonio	The Shops at La Cantera	2005	7,200	295
Texas	Dallas	North Park Mall	2006	6,890	296
Illinois	Lincolnshire	Lincolnshire Commons	2006	6,850	284
Texas	Houston	Houston Galleria	2006	7,555	310
Illinois	Oak Brook	Oak Brook Promenade	2006	6,998	291
Texas	Austin	The Domain	2007	7,000	298
Michigan	Troy	Big Beaver Road	2007	7,000	257
Connecticut	Stamford	Stamford Town Center	2007	8,197	309
Louisiana	Baton Rouge	Perkins Rowe	2007	7,200	260
Arizona	Gilbert	San Tan Village	2008	6,770	257
Arizona	Phoenix	City North	2008	7,510	370
Virginia	Richmond	West Broad Village	2009	7,000	282
New Jersey	Woodbridge	Woodbridge Conference Center	2009	7,000	281
Minnesota	Eden Prairie	Windsor Plaza	2009	7,000	310
Florida	Tampa	MetWest International	2009	7,500	338
Maryland	Baltimore	Downtown Baltimore	2010	6,972	280
Idaho	Boise	The Village at Meridian	2013	7,188	303
Texas	The Woodlands	The Woodlands Town Center	2013	8,494	269
Texas	Fort Worth	West 7th	2014	7,500	344
Texas	El Paso	Fountains at Farah	2014	6,996	286
Florida	Sarasota	University Town Center	2014	7,000	287
Georgia	Alpharetta	Avalon	2014	7,156	297
Ohio	Columbus	Easton Town Center	2014	5,079	242
Puerto Rico	San Juan	Mall of San Juan	2015	7,883	290
Texas	Plano	West Plano Village	2015	7,847	303
Virginia	Arlington	Rosslyn-Ballston Corridor	2015	7,523	285
Florida	Miami	Dolphin Mall	2015	7,000	279
Ohio	Cincinnati	Liberty Center	2015	8,549	316
Nevada	Las Vegas	Fashion Show Mall	2015	8,214	304
Texas	Friendswood	Baybrook Mall	2015	6,835	263
Arizona	Scottsdale	Corporate Office at Scottsdale Fashion Square	2004	9,820	—

(1)	Number of seats includes dining room, patio seating, sushi bar, bar, and private dining room (where applicable).

Item 3.	Legal Proceedings

See Note 10 of Notes to Consolidated Financial Statements in Part IV of this report for a summary of legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005. The following table sets forth high and low sale prices of our common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2015
First quarter	$28.42	$22.26
Second quarter	$27.66	$18.50
Third quarter	$21.23	$15.75
Fourth quarter	$17.58	$12.32
2014
First quarter	$22.00	$14.10
Second quarter	$24.68	$17.80
Third quarter	$20.59	$16.02
Fourth quarter	$25.78	$17.50

On February 29, 2016, the closing sale price of our common stock was $14.82 per share. On February 29, 2016, there were 16 holders of record of our common stock.

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

Issuer Purchase of Equity Securities

In November 2015, our Board of Directors authorized a repurchase program of up to $10.0 million of our outstanding common stock. The current authorization replaces the 2012 repurchase plan under which $1.8 million remained available for repurchase. As of December 31, 2015, we have repurchased and retired $227,000 or 18,194 shares under the 2015 authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 2015	18,194	$12.47	18,194	$9,773,000
Total	18,194	$12.47	18,194

PRICE PERFORMANCE GRAPH

The following line graph compares cumulative total stockholder returns for the period from December 31, 2010 through December 31, 2015 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; and (3) the peer group. The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index and the peer group include reinvestment of dividends, if any. Our peer group consists of BJ’s Restaurants, Inc.; Bravo Brio Restaurant Group, Inc.; Granite City Food & Brewery Ltd.; and The Cheesecake Factory Incorporated. Our peer group companies all compete in the upscale casual segment of the restaurant industry.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Restaurant sales	$143,023	$119,097	$98,250	$96,021	$93,657
Costs and expenses:
Cost of sales	38,803	32,964	26,853	26,246	25,579
Labor	50,187	40,336	33,166	31,968	30,896
Occupancy	10,528	8,061	6,702	6,253	6,573
Restaurant operating expenses	20,293	16,358	13,456	13,534	13,977
General and administrative	12,612	10,715	7,854	7,037	8,395
Preopening expense	4,746	2,481	1,162	—	—
Depreciation and amortization	9,966	7,220	5,918	5,749	5,856
Other	161	—	32	(120)	—
Total costs and expenses	147,296	118,135	95,143	90,667	91,276
Income (loss) from operations	(4,273)	962	3,107	5,354	2,381
Write off of deferred financing costs	—	39	66	—	—
Interest expense, net	180	220	160	66	58
Income (loss) before income taxes	(4,453)	703	2,881	5,288	2,323
Income tax provision	43	—	169	36	9
Income (loss) from continuing operations	(4,496)	703	2,712	5,252	2,314
Loss from discontinued operations, net of taxes (1)	—	—	—	466	288
Net income (loss)	$(4,496)	$703	$2,712	$4,786	$2,026

Net income (loss) per share — Basic:
Continuing operations	$(0.40)	$0.07	$0.32	$0.60	$0.25
Discontinued operations	—	—	—	(0.05)	(0.03)
Net income (loss)	$(0.40)	$0.07	$0.32	$0.55	$0.22

Net income (loss) per share — Diluted:
Continuing operations	$(0.40)	$0.07	$0.31	$0.59	$0.24
Discontinued operations	—	—	—	(0.05)	(0.03)
Net income (loss)	$(0.40)	$0.07	$0.31	$0.54	$0.21

Weighted average shares outstanding:
Basic	11 264	9,870	8,573	8,726	9,242
Diluted	11 264	10,263	8,762	8,868	9,428

Balance Sheet Data (at end of period):
Cash and cash equivalents	$9,055	$36,578	$5,881	$7,989	$6,327
Investments	178	178	177	177	176
Working capital (deficit)	(5,466)	27,018	(6,476)	1,044	(2,380)
Total assets	101,844	94,370	49,868	39,325	41,347
Total debt	—	—	3,500	370	132
Total stockholders’ equity	62,691	65,426	22,358	18,868	17,684

(1)

As a result of our decision to close two restaurants during 2011, the results of operations for these restaurants, including asset impairment, lease termination, and restaurant-level closing costs, are classified as discontinued operations for the applicable periods presented.

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

Overview

We currently own and operate 37 restaurants located in 19 states and Puerto Rico. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a global menu of contemporary American favorites, award-winning sushi and specialty cocktails. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $26 per person, offer our customers an attractive price-value proposition.

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 23% for 2015, with seven openings during the year and 20% unit growth in 2014 with five restaurant openings. We plan to open eight restaurants during 2016 and currently have ten signed leases for new restaurant openings in 2016 and beyond. We continue working diligently to build our pipeline for future growth.

We continue to execute our strategy for international market expansion. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. In February 2016, we announced an agreement for the development of six Kona Grill restaurants in Mexico. We have also signed a non-binding letter of intent for restaurant development in the Middle East. We expect the first international location to open during the first half of 2017.

We continue to focus on growing sales and successfully opening new restaurants. Our same-store sales increased 2.0% year over year, with 2.6% growth in check average partially offsetting a 0.6% decrease in customer traffic. The 2.0% same-store sales growth in 2015 was in addition to a 3.8% increase in same-store sales in 2014. We have generated positive same-store sales over the past 5 years.

The average unit volume of our comparable base restaurants was $4.5 million and $4.4 million in 2015 and 2014, respectively. We generated a loss from operations of $4.3 million in 2015 compared to income from operations of $1.0 million in 2014. Our net loss was $4.5 million in 2015 compared to net income of $0.7 million in 2014. In each case, a significant part of the year over year change was driven by preopening expenses related to our growth strategy, incremental operating costs for new restaurant locations, higher depreciation and amortization resulting from new restaurants and remodeling activities and higher general and administrative expenses in support of our accelerated unit growth and international business development.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased to $23.2 million or 8.6% from $21.4 million in 2014. Restaurant operating profit as a percentage of restaurant sales of 16.2% in 2015 included new restaurant operating inefficiencies for the eleven locations that opened since the beginning of the second quarter of 2014 and training costs associated with the re-opening of our Denver restaurant after its remodel closure. Restaurant operating profit as a percentage of restaurant sales of 18.0% in 2014 included new restaurant operating inefficiencies for the seven locations opened since the fourth quarter of 2013. Our Adjusted EBITDA, defined as income (loss) from operations plus depreciation and amortization, preopening expense, stock-based compensation and other, was $12.0 million and $11.5 million, respectively, in 2015 and 2014. Adjusted EBITDA as a percentage of restaurant sales was 8.4% in 2015 compared to 9.7% in prior year, reflecting the operating inefficiencies in our new restaurants, our investment in human capital to accelerate our unit growth and start-up costs for international business development. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to our income (loss) from operations.

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

Operating Weeks. Operating weeks represent the number of weeks that our restaurants were open during the reporting period.

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

Adjusted EBITDA. Adjusted EBITDA is defined as income (loss) from operations plus depreciation and amortization, preopening expense, stock-based compensation and other. Adjusted EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

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

Preopening Expense. Preopening expense consists of costs incurred prior to opening a new restaurant and is comprised principally of manager salaries, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred. We expect preopening expenses to commence six to eight months prior to a restaurant opening. Although the actual preopening expenses for a particular location depend upon numerous factors, our historical cash preopening expenses average approximately $450,000 per location, and non-cash preopening rent expense typically ranges from $50,000 to $100,000 per location. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

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

Income Tax Provision. Provision for income taxes represents amounts due for federal and state income taxes.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2015, 2014 and 2013. There were 26 restaurants in the comparable restaurant base as of December 31, 2015 and 23 restaurants in the comparable restaurant base as of December 31, 2014 and 2013. There were eleven, seven and two restaurants in the non-comparable base as of December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31,
	2015	2014	2013
Restaurant sales growth	20.1%	21.2%	2.3%
Same-store sales percentage change (1)	2.0%	3.8%	1.4%
Average weekly sales – comparable restaurant base	$86,200	$85,000	$81,700
Average weekly sales – non-comparable restaurant base	$83,500	$85,700	$101,600
Average unit volume (in thousands) (2)	$4,506	$4,433	$4,250
Restaurant operating profit (in thousands) (3)	$23,212	$21,378	$18,073
Restaurant operating profit as a percentage of sales (3)	16.2%	18.0%	18.4%
Adjusted EBITDA (in thousands) (4)	$11,963	$11,519	$10,803
Adjusted EBITDA as a percentage of sales (4)	8.4%	9.7%	11.0%

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

(4)

Adjusted EBITDA is not a financial measure determined in accordance with U.S. generally accepted accounting principles (see reconciliation below) and should not be considered in isolation or as an alternative to income from operations. Adjusted EBITDA is defined as income from operations plus depreciation and amortization, preopening expense, stock-based compensation and other. Adjusted EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

The following tables set forth our reconciliation of Adjusted EBITDA and restaurant operating profit to our income (loss) from operations, the most comparable U.S. GAAP measure.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income (loss) from operations	$(4,273)	$962	$3,107
Depreciation and amortization	9,966	7,220	5,918
Preopening expense	4,746	2,481	1,162
Stock-based compensation	1,363	856	584
Other	161	—	32
Adjusted EBITDA	11,963	11,519	10,803
General and administrative	12,612	10,715	7,854
Stock-based compensation	(1,363)	(856)	(584)
Restaurant operating profit	$23,212	$21,378	$18,073

	Percent of Restaurant Sales
	Year Ended December 31,
	2015	2014	2013
Income (loss) from operations	(3.0)%	0.8%	3.2%
Depreciation and amortization	7.0	6.1	6.0
Preopening expense	3.3	2.1	1.2
Stock-based compensation	1.0	0.7	0.6
Other	0.1	—	—
Adjusted EBITDA	8.4	9.7	11.0
General and administrative	8.8	9.0	8.0
Stock-based compensation	(1.0)	(0.7)	(0.6)
Restaurant operating profit	16.2%	18.0%	18.4%

Certain percentage amounts may not sum to total due to rounding.

Store Growth Activity

	2015	2014	2013

Number of Beginning Restaurants	30	25	23
Openings	7	5	2
Total	37	30	25

Results of Operations

The following table sets forth, for the years indicated, our consolidated statements of comprehensive income (loss) expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2015	2014	2013
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.1	27.7	27.3
Labor	35.1	33.9	33.8
Occupancy	7.4	6.8	6.8
Restaurant operating expenses	14.2	13.7	13.7
General and administrative	8.8	9.0	8.0
Preopening expense	3.3	2.1	1.2
Depreciation and amortization	7.0	6.1	6.0
Other	0.1	—	0.0
Total costs and expenses	103.0	99.2	96.8
Income (loss) from operations	(3.0)	0.8	3.2
Write off of deferred financing costs	0.0	0.0	0.1
Interest expense, net	0.1	0.2	0.2
Income (loss) before income taxes	(3.1)	0.6	2.9
Income tax provision	—	—	0.2
Net income (loss)	(3.1)%	0.6%	2.8%

Certain percentage amounts may not sum to the total due to rounding.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Restaurant Sales. Restaurant sales increased $23.9 million or 20.1% in 2015, primarily attributable to a 19.4% increase in the number of operating weeks. Our same-store sales increased 2.0% year over year, with a 2.6% growth in average check resulting from a 1.5% menu price increase in April 2015 and a shift in menu mix partially offset by a 0.6% decrease in customer traffic. The 2.0% same-store sales growth in 2015 compares to a 3.8% increase in same-store sales in 2014.

Cost of Sales. Cost of sales increased $5.8 million, or 17.7% to $38.8 million in 2015 compared to $33.0 million in 2014, with the increase primarily attributable to our new locations opened since the beginning of the fourth quarter of 2014. As a percentage of restaurant sales, cost of sales was 27.1% compared to 27.7% in the prior year, primarily reflecting improved kitchen efficiencies for both our comparable and non-comparable restaurants and favorable commodity pricing on chicken, pork and shrimp compared to 2014.

Labor. Labor expense for our restaurants increased to $50.2 million, or 24.4%, from $40.3 million in 2014 primarily attributable to the nine new restaurants opened since the beginning of the fourth quarter of 2014. Labor expenses as a percentage of restaurant sales increased to 35.1% compared to 33.9% in the prior year, reflecting labor inefficiencies from our newly opened locations, increased overtime hours associated with staffing shortages from a tight labor market and higher benefit costs. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $2.5 million or 30.6% to $10.5 million year over year, primarily associated with base rent and common area maintenance charges for new locations opened since the beginning of the fourth quarter of 2014. Occupancy expenses as a percentage of restaurant sales were 7.4% in 2015 compared to 6.8% in 2014.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.9 million, or 24.1%, to $20.3 million in 2015, primarily due to the additional operating expenses for the new restaurants opened since the beginning of the fourth quarter of 2014. Restaurant operating expenses as a percentage of restaurant sales were 14.2% and 13.7% in 2015 and 2014, respectively. The year over year increase was driven by higher utilities, marketing expenses, professional services and training-related travel costs.

General and Administrative. General and administrative expenses were $12.6 million and $10.7 million, or 8.8% and 9.0% as a percentage of sales, in 2015 and 2014, respectively. The increase in absolute dollars reflects human capital investment and additional travel costs to support our unit growth expansion and start-up efforts for our international business development, as well as higher stock-based compensation expense.

Preopening Expense. Preopening expense was $4.7 million in 2015 compared to $2.5 million in 2014, including non-cash rent of $1.2 million and $0.4 million, respectively. Preopening expense in 2015 related to our San Juan restaurant opened in the first quarter of 2015, the Plano and Arlington restaurants opened in the second quarter of 2015, the Miami, Cincinnati, Las Vegas and Friendswood locations opened in the fourth quarter of 2015 and preparations for openings in the first half of 2016. Preopening expense in 2014 related to the Fort Worth restaurant opened in the first quarter of 2014, the El Paso location opened in the second quarter of 2014, the Alpharetta, Sarasota and Columbus restaurants opened in the fourth quarter of 2014 and expenses for restaurants scheduled to open in the first half of 2015.

Depreciation and Amortization. Depreciation and amortization expense increased $2.7 million or 38.0% to $10.0 million year over year, primarily attributable to new restaurants opened since the beginning of the fourth quarter of 2014, accelerated depreciation expense associated with the remodel of our Denver restaurant and disposal losses associated with the replacement of a portion of our smallwares and remodel activities. Depreciation and amortization expense as a percentage of restaurant sales was 7.0% and 6.1% of restaurant sales in 2015 and 2014, respectively.

Other Expenses. Other expenses of $0.2 million in 2015 primarily related to an expected settlement of a state use tax audit.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with our credit facility and interest incurred on borrowings under the credit facility partially offset by interest income earned from cash and investment balances. We paid off all outstanding borrowings under the credit facility in June 2014. Interest expense also decreased due to lower deferred loan fee amortization year over year.

Income Tax Provision. Income tax expense in 2015 relates to state income tax expense for which no net operating loss carryforwards or other credits existed partially offset by refunds primarily associated with prior year federal income tax. We did not recognize any income tax expense in 2014 due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income.

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

Cost of Sales. Cost of sales increased $6.1 million, or 22.8% to $33.0 million in 2014 compared to $26.9 million in 2013. New locations opened since the fourth quarter of 2013 accounted for $4.8 million of the total increase. As a percentage of restaurant sales, cost of sales was 27.7% compared to 27.3% in 2013, reflecting primarily new unit inefficiencies and commodity pricing pressure particularly from beef and dairy.

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

Restaurant Operating Expenses. Restaurant operating expenses increased $2.9 million, or 21.6%, to $16.4 million in 2014 compared to $13.5 million in 2013. Of the total increase, $2.1 million is attributable to the additional operating expenses associated with our non-comparable base restaurants. The year over year increase in absolute dollars was driven by higher utilities, credit card fees, paper and sanitation supplies, smallwares, linens, professional services, training-related travel costs and repairs and maintenance expenses. The higher variable expenses were driven by year over year sales volume increase while the higher repairs and maintenance expenses reflected the additional maintenance efforts associated with the average age of certain of our locations. Restaurant operating expenses as a percentage of restaurant sales were 13.7% in both years.

General and Administrative. General and administrative expenses increased by $2.9 million, or 36.4% to $10.7 million from $7.9 million year over year. As a percentage of sales, general and administrative expenses increased 100 basis points to 9.0% in 2014 compared to 8.0% in 2013. Increased costs associated with additional headcount investment to support our unit growth expansion and start-up efforts for our international franchising strategy, higher travel costs for increased real estate development activities, increased stock-based compensation expense due to our higher stock price as well as higher audit and professional fees primarily associated with SOX 404 compliance and tax planning strategies contributed to the year over year increase.

Preopening Expense. Preopening expense was $2.5 million in 2014 compared to $1.2 million in 2013. The year over year increase was primarily attributable to the El Paso location which opened in June of 2014, the opening of the Alpharetta, Sarasota and Columbus restaurants which opened in the fourth quarter of 2014 and expenses for restaurants scheduled to open in the first half of 2015. Preopening expense of $1.2 million in 2013 was attributable to the Boise and The Woodlands locations which opened in the fourth quarter of 2013 and the Fort Worth location which opened in the first quarter of 2014.

Depreciation and Amortization. Depreciation and amortization expense increased $1.3 million or 22.0% to $7.2 million in 2014 from $5.9 million in 2013. Depreciation and amortization expense as a percentage of restaurant sales was 6.1% and 6.0% of restaurant sales in 2014 and 2013, respectively. The increase in absolute dollars was attributable to the seven new restaurants opened since the fourth quarter of 2013 and asset additions associated with two remodels in the fourth quarter of 2013 partially offsetting the impact of fully depreciated assets in 2014.

Write off of Deferred Financing Costs. In November 2014, we modified the credit facility with KeyBank, increasing the credit line from $20 million to $35 million and removing Stearns Bank, the lender of our previous credit facility, as a participant in the agreement. As a result, we wrote off the remaining $39,000 Stearns Bank deferred loan fees in the fourth quarter of 2014.

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

Income Taxes Provision. We recognized no income tax expense in 2014 based upon the net operating loss position resulting from our tax planning strategies conducted in 2014. We recognized income tax expense of $169,000 in 2013 as we generated taxable income in excess of our federal and state net operating loss carryforwards in the prior year.

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

Quarterly Results of Operations

The following table presents unaudited consolidated statement of comprehensive income (loss) data for each of the eight quarters in the period ended December 31, 2015. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year presentation. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2015				2014
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(In thousands, except per share data)

Restaurant sales	$32,807	$36,225	$35,925	$38,066	$27,616	$29,886	$30,037	$31,558
Costs and expenses:
Cost of sales	9,062	9,678	9,812	10,252	7,510	8,210	8,385	8,859
Labor	11,388	12,396	12,687	13,716	9,426	9,900	10,128	10,882
Occupancy	2,357	2,501	2,638	3,032	1,843	2,001	2,063	2,154
Restaurant operating expenses	4,608	4,978	5,238	5,469	3,848	4,023	4,109	4,378
General and administrative	3,283	3,143	3,101	3,085	2,576	2,443	2,584	3,112
Preopening	817	1,106	1,379	1,444	390	509	534	1,048
Depreciation and amortization	2,184	2,290	2,471	3,021	1,687	1,717	1,850	1,966
Other	—	161	—	—	—	—	—	—
Total costs and expenses	33,699	36,253	37,326	40,019	27,280	28,803	29,653	32,399
Income (loss) from operations	(892)	(28)	(1,401)	(1,953)	336	1,083	384	(841)
Write off of deferred financing costs	—	—	—	—	—	—	—	39
Interest expense, net	45	46	42	46	60	64	60	36
Income (loss) before income taxes	(937)	(74)	(1,443)	(1,999)	276	1,019	324	(916)
Income tax provision (benefits)	(12)	19	25	12	25	—	(25)	—
Net income (loss)	$(925)	$(93)	$(1,468)	$(2,011)	$251	$1,019	$349	$(916)

Net income (loss) per share:
Basic	$(0.08)	$(0.01)	$(0.13)	$(0.18)	$0.03	$0.12	$0.03	$(0.08)
Diluted	$(0.08)	$(0.01)	$(0.13)	$(0.18)	$0.03	$0.11	$0.03	$(0.08)

Weighted average shares outstanding:
Basic	11,235	11,271	11,277	11,271	8,609	8,770	10,984	11,117
Diluted	11,235	11,271	11,277	11,271	8,882	9,081	11,273	11,117

Comprehensive income (loss)	$(925)	$(93)	$(1,468)	$(2,011)	$251	$1,019	$349	$(916)

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,
	2015	2014
Cash and short-term investments	$9,233	$36,756
Net working capital (deficit)	(5,466)	27,018

	Year Ended December 31,
	2015	2014
Cash provided by operating activities	$10,294	$14,744
Capital expenditures	38,077	21,855

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operations and funds raised in our 2014 public offering of stock. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility.

We plan to continue growing organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 23% for 2015, with seven openings during the year and a 20% growth rate in 2014 with five restaurant openings. We are working diligently on our real estate pipeline and plan to open eight restaurants and remodel certain restaurants during 2016. We expect to spend approximately $33 million to $35 million in capital expenditures in 2016, net of tenant improvement allowances, for the planned construction and remodel of these restaurants.

As of December 31, 2015, we had a working capital deficit of $5.5 million and no borrowings under the credit facility. We believe existing cash and short-term investments of $9.2 million, the ability to draw on our $35 million credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants during 2016.

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

Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. The entire $35 million under the credit facility was available at December 31, 2015.

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

We incurred gross interest expense of $184,000, $269,000 and $171,000, respectively, in 2015, 2014 and 2013, consisting primarily of loan fee amortization of $81,000, $104,000 and $79,000 respectively, and commitment fees of $93,000, $91,000 and $70,000, respectively. Unamortized loan fees of $322,000 at December 31, 2015 are being amortized over the life of the credit facility and are included in other assets in the consolidated balance sheet. We also capitalized interest cost of $29,000 and $7,000 in 2014 and 2013, respectively.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at December 31, 2015.

Prior to the Credit Agreement, we had loan agreements with Stearns Bank for a $0.5 million term loan and a $6.5 million credit line. We did not have any borrowings under the Stearns Bank credit line prior to its termination in April 2013. We utilized existing cash to pay off the outstanding balance on the Stearns Bank term loan and wrote off $66,000 in deferred loan fees related to the prior loan agreements during the second quarter of 2013. In conjunction with the Amended Credit Agreement in November 2014, we wrote off the remaining Stearns Bank deferred loan fees of $39,000 in the fourth quarter of 2014.

Stock Repurchase and Retirement Program

In May 2012, our Board of Directors authorized a stock repurchase and retirement program of up to $5.0 million of our outstanding common stock. We repurchased and retired $3.2 million or 387,109 shares under the 2012 authorization, with $203,000 or 24,098 shares purchased during 2013. We did not repurchase and retire any shares during 2014.

In November 2015, our Board of Directors authorized a repurchase program of up to $10.0 million of our outstanding common stock. The current authorization replaces the 2012 repurchase plan under which $1.8 million remained available for repurchase. As of December 31, 2015, we have repurchased and retired $227,000 or 18,194 shares under the 2015 authorization.

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

Cash Flows

      The following table summarizes our primary sources and uses of cash during the past three years:

	2015	2014	2013
	(In thousands)
Net cash provided by (used in):
Operating activities	$10,294	$14,744	$9,460
Investing activities	(38,215)	(21,858)	(14,536)
Financing activities	398	37,811	2,968
Net increase (decrease) in cash and cash equivalents	$(27,523)	$30,697	$(2,108)

Operating Activities. We generated $10.3 million, $14.7 million and $9.5 million of operating cash flows in 2015, 2014 and 2013, respectively. The change in each comparative period was primarily due to the timing of payments for accounts payable and accrued expenses and the change in deferred rent as a result of recording tenant improvement allowances for new restaurants, offset by variation in our net income (loss).

Investing activities. We fund the development and construction of new restaurants and remodels primarily with cash flows from operations, borrowings under our credit facility and funds we raised in a 2014 public offering of our common stock. Capital expenditures in 2015 were $38.1 million, primarily associated with our seven new restaurant openings, our Denver and other remodels during the year, maintenance capital expenditures for existing locations as well as architecture, design and construction-related costs associated with new restaurants scheduled to be opened in the first half of 2016. Capital expenditures in 2014 were $21.9 million, driven by the additions of leasehold improvements, equipment and furniture and fixtures for five restaurants opened during 2014, maintenance capital expenditures for existing restaurants as well as expenditures for restaurants scheduled to be opened in early 2015. Capital expenditures in 2013 were $14.4 million consisting of architecture and design fees, general contractor costs, furniture and equipment purchases and other construction related costs associated with our two restaurants opened in late 2013 and one location opened in early 2014, the remodel of our Scottsdale and San Antonio restaurants as well as maintenance capital expenditures for existing restaurants.

Financing Activities. Net cash provided by financing activities during 2015 consisted of $0.6 million of proceeds from stock option exercises partially offsetting a $0.2 million purchase and retirement of our common stock under the November 2015 authorization. Net cash provided by financing activities during 2014 consisted of $40.9 million of net proceeds from our public offering of 2.345 million shares of common stock and $0.6 million from stock option exercises and employee stock purchases. The cash inflow was partially offset by a $3.5 million debt repayment on the KeyBank credit facility borrowings and $0.2 million in fees incurred for the KeyBank credit facility upsizing in November 2014. Net cash provided by financing activities was $3.0 million in 2013, primarily attributable to the $3.5 million borrowings from our KeyBank credit facility, $0.1 million in excess income tax benefits from stock option exercises and $0.3 million in proceeds from employee stock option exercises and employee stock plan purchases, partially offset by $0.4 million in payments on the Stearns Bank term loan, $0.4 million in fees for the KeyBank credit facility and $0.2 million for the purchase and retirement of our common stock under the May 2012 authorization.

Aggregate Contractual Obligations

The following table sets forth our contractual commitments as of December 31, 2015 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$120,891	$13,511	$26,952	$25,394	$55,034

The table above reflects obligations for all leases signed for restaurants to be opened but does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. We have evaluated and determined that we do not have any purchase obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2015.

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

We record contingent rent expense based on a percentage of restaurant sales amounts that exceed a specified sales threshold over the periods the liability is incurred. Contingent rent expense is recorded prior to achievement of specified sales levels if achievement of such amounts is considered probable and estimable.

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

In February 2016, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. Accordingly, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse. The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we have sufficient taxable income within the carryback and carryforward periods permitted by tax law to allow for utilization of the deductible amounts and carryforwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would likely result in an income tax benefit.

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option awards, which requires the use of a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We also estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statement of comprehensive income (loss). We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation allowance on deferred tax assets.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. This report is included in the Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2016 Annual Meeting of Stockholders.

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

(3)	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (5)
3.4	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (6)
4.1	Form of Common Stock Certificate (2)
10.11*	Kona Grill, Inc. 2005 Stock Award Plan (1)
10.12*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (3)
10.15* 10.16*	Form of Stock Option Agreement (2005 Stock Award Plan) (4) Kona Grill, Inc. 2012 Stock Award Plan, as amended (8)
10.30*	Employment Agreement, dated as of February 5, 2015, between the Company and Berke Bakay (7)
10.36	Form of Stock Option Agreement (2012 Stock Award Plan)(10)
10.37

Amended and Restated Credit Agreement by and among Kona Grill, Inc. as borrower, the Lending Institutions named therein (as Lenders) and KeyBank National Association (as the Administrative Agent) dated as of November 7, 2014 (11)

10.38	Subsidiary Guaranty made by the subsidiary guarantors listed therein and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (9)
10.39

Pledge and Security Agreement among Kona Grill, Inc., Kona Restaurant Holdings, Inc., Kona Sushi, Inc., Kona Macadamia, Inc., Kona Texas Restaurants, Inc. and KeyBank National Association (as the Administrative Agent) dated as of April 19, 2013 (9)

21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit

101

The following materials from Kona Grill Inc.’s Annual Report on Form 10-K for the years ended December 31, 2015, formatted in Extensive Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the Commission on August 4, 2015.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2015.

(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the Commission on August 4, 2015.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed April 24, 2013.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Commission on March 15, 2013.
(11)	Incorporated by reference to the Registrant’s Form 8-K filed on November 12, 2014.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.

/s/ Berke Bakay
Berke Bakay
President and Chief Executive Officer

Date: March 2, 2016

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Berke Bakay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2016
Berke Bakay

/s/ Christi Hing	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2016
Christi Hing

/s/ Richard J. Hauser	Director	March 2, 2016
Richard J. Hauser

/s/ James R. Jundt	Director	March 2, 2016
James R. Jundt

/s/ Marcus E. Jundt	Director	March 2, 2016
Marcus E. Jundt

/s/ Leonard Newman	Director	March 2, 2016
Leonard Newman

/s/ Steven W. Schussler	Director	March 2, 2016
Steven W. Schussler

/s/ Anthony L. Winczewski	Director	March 2, 2016
Anthony L. Winczewski

KONA GRILL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kona Grill, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 2, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited Kona Grill, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kona Grill, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kona Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kona Grill, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 2, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 2, 2016

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,055	$36,578
Investments	178	178
Receivables	1,574	387
Other current assets	2,557	2,122
Total current assets	13,364	39,265
Other assets	1,228	1,171
Property and equipment, net	87,252	53,934
Total assets	$101,844	$94,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,548	$3,205
Accrued expenses	14,282	9,042
Total current liabilities	18,830	12,247
Deferred rent	20,323	16,697
Total liabilities	39,153	28,944
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,387,724 shares issued and 11,271,524 shares outstanding at December 31, 2015 and 15,000,000 shares authorized, 11,325,338 shares issued and 11,209,138 shares outstanding at December 31, 2014	114	113
Additional paid-in capital	98,182	96,422
Accumulated deficit	(34,605)	(30,109)
Treasury stock, at cost, 116,200 shares at December 31, 2015 and 2014	(1,000)	(1,000)
Total stockholders’ equity	62,691	65,426
Total liabilities and stockholders’ equity	$101,844	$94,370

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Restaurant sales	$143,023	$119,097	$98,250
Costs and expenses:
Cost of sales	38,803	32,964	26,853
Labor	50,187	40,336	33,166
Occupancy	10,528	8,061	6,702
Restaurant operating expenses	20,293	16,358	13,456
General and administrative	12,612	10,715	7,854
Preopening expense	4,746	2,481	1,162
Depreciation and amortization	9,966	7,220	5,918
Other	161	—	32
Total costs and expenses	147,296	118,135	95,143
Income (loss) from operations	(4,273)	962	3,107
Write off of deferred financing costs	—	39	66
Interest expense, net	180	220	160
Income (loss) before income taxes	(4,453)	703	2,881
Income tax provision	43	—	169
Net income (loss)	$(4,496)	$703	$2,712

Net income (loss) per share (Note 1):
Basic	$(0.40)	$0.07	$0.32
Diluted	$(0.40)	$0.07	$0.31

Weighted average shares outstanding (Note 1):
Basic	11,264	9,870	8,573
Diluted	11,264	10,263	8,762

Comprehensive income (loss)	$(4,496)	$703	$2,712

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2012	8,547	$87	$53,305	$(33,524)	$(1,000)	$18,868
Stock-based compensation	—	—	584	—	—	584
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	80	—	310	—	—	310
Purchase and retirement of common stock	(24)	—	(203)	—	—	(203)
Tax benefits for stock option exercises	—	—	87	—	—	87
Net income	—	—	—	2,712	—	2,712
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						2,712
Balances at December 31, 2013	8,603	87	54,083	(30,812)	(1,000)	22,358
Stock-based compensation	—	—	856	—	—	856
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options, net of share repurchase for minimum tax withholdings	261	3	627	—	—	630
Issuance of common stock, net of offering expenses	2,345	23	40,856	—	—	40,879
Net income	—	—	—	703	—	703
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						703
Balances at December 31, 2014	11,209	113	96,422	(30,109)	(1,000)	65,426
Stock-based compensation	—	—	1,363	—	—	1,363
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	81	1	624	—	—	625
Purchase and retirement of common stock	(18)	—	(227)	—	—	(227)
Net income (loss)	—	—	—	(4,496)	—	(4,496)
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)						(4,496)
Balances at December 31, 2015	11,272	$114	$98,182	$(34,605)	$(1,000)	$62,691

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income (loss)	$(4,496)	$703	$2,712
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,781	7,176	5,708
Stock-based compensation	1,363	856	584
Excess income tax benefits from stock option exercises	—	—	(87)
Loss on disposal of assets	185	44	210
Amortization of deferred financing costs	81	104	79
Write off of deferred financing costs	—	39	66
Change in operating assets and liabilities:
Receivables	(1,187)	458	(559)
Other current assets	(435)	(623)	(365)
Accounts payable	86	323	200
Accrued expenses	1,290	1,599	(10)
Deferred rent	3,626	4,065	922
Net cash provided by operating activities	10,294	14,744	9,460
Investing activities
Purchase of property and equipment	(38,077)	(21,855)	(14,445)
Change in other assets	(138)	(3)	(91)
Net cash used in investing activities	(38,215)	(21,858)	(14,536)
Financing activities
Debt borrowings	—	—	3,500
Debt repayments	—	(3,500)	(370)
Fees paid for credit facility	—	(198)	(356)
Proceeds from issuance of common stock, net of issuance expense	—	40,879	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	625	1,466	310
Payment for withholding tax from net settled stock option exercise	—	(836)	—
Excess income tax benefits from stock option exercises	—	—	87
Purchase and retirement of common stock	(227)	—	(203)
Net cash provided by financing activities	398	37,811	2,968
Net increase (decrease) in cash and cash equivalents	(27,523)	30,697	(2,108)
Cash and cash equivalents at the beginning of the year	36,578	5,881	7,989
Cash and cash equivalents at the end of the year	$9,055	$36,578	$5,881

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$99	$161	$112
Cash paid for income taxes, net of refunds	$12	$110	$100
Noncash investing activities
Accounts payable and accrued expenses related to property and equipment purchases	$7,266	$2,060	$3,112

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Summary of Significant Accounting Policies

Description of Business

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of flavorful American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of December 31, 2015, we owned and operated 37 restaurants in 19 states throughout the United States and Puerto Rico. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for 2015, 2014 and 2013 was $744,000, $461,000 and $382,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of comprehensive income (loss). We maintain a customer loyalty club (the Konavore™ program), an email-based marketing program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. The Konavore™ loyalty program offers members a discount coupon upon enrolling in the program and a discount coupon for a member’s birthday. These coupons are recognized upon redemption and recorded in the financial statements as a sales discount. Costs associated with the redemption of a promotion in the form of a coupon for discounted product are recorded in cost of sales as these coupons are typically redeemed with the purchase of additional food and beverage items. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

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

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments, including stock options and warrants. The dilutive effects of the dilutive securities are calculated using the treasury stock method and only those instruments that result in a reduction in income per share are included in the calculation. For 2015, 2014 and 2013, there were 608,000, 197,000 and 76,000 stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(4,496)	$703	$2,712
Denominator:
Weighted average shares — basic	11,264	9,870	8,573
Effect of dilutive stock options	—	393	189
Weighted average shares — diluted	11,264	10,263	8,762

Net income (loss) per share:
Basic	$(0.40)	$0.07	$0.32
Diluted	$(0.40)	$0.07	$0.31

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The pronouncement was issued to clarify the principles for recognizing revenue and is effective for reporting periods beginning after December 15, 2017. The expected adoption method of ASU 2014-09 is being evaluated by the Company.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. This guidance requires that deferred tax assets and liabilities be classified as noncurrent in the balance sheet. The standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. We have elected early adoption of this standard on a prospective basis in the fourth quarter of 2015. The adoption of this guidance had no impact on our consolidated financial position or results of operations.

In February 2016, a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. We are currently evaluating the effect that adopting this standard will have on our financial statements and related disclosures.

2.	Fair Value Measurements

The carrying value for certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short-term nature. Our investments represent certificates of deposit and are considered available-for-sale securities that are valued using market observable inputs (Level 2). Our long-term debt, when incurred, is valued using primarily Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

3.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Leasehold improvements	$96,473	$69,643
Equipment	25,825	19,378
Furniture and fixtures	11,126	6,950
	133,424	95,971
Less accumulated depreciation and amortization	(54,027)	(46,860)
	79,397	49,111
Construction in progress	7,855	4,823
Total property and equipment, net	$87,252	$53,934

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the construction and development period. Capitalized costs were $774,000 and $255,000 in 2015 and 2014, respectively.

4.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll and benefits	$3,786	$3,280
Accrued construction and remodel (1)	5,017	1,067
Gift cards	2,309	1,961
Sales taxes	1,678	1,354
Accrued occupancy	296	399
Business and income taxes	321	92
Other	875	889
Total accrued expenses	$14,282	$9,042

(1)	Balance is attributable to property additions for our new restaurants and remodels.

5.	Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. The entire $35 million under the credit facility was available at December 31, 2015.

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

We incurred gross interest expense of $184,000, $269,000 and $171,000, respectively, in 2015, 2014 and 2013, consisting primarily of loan fee amortization of $81,000, $104,000 and $79,000 respectively, and commitment fees of $93,000, $91,000 and $70,000, respectively. Unamortized loan fees of $322,000 at December 31, 2015 are being amortized over the life of the credit facility and are included in other assets in the consolidated balance sheet. We also capitalized interest cost of $29,000 and $7,000 in 2014 and 2013, respectively.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at December 31, 2015.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prior to the Credit Agreement, we had loan agreements with Stearns Bank for a $0.5 million term loan and a $6.5 million credit line. We did not have any borrowings under the Stearns Bank credit line prior to its termination in April 2013. We utilized existing cash to pay off the outstanding balance on the Stearns Bank term loan and wrote off $66,000 in deferred loan fees related to the prior loan agreements during the second quarter of 2013. In conjunction with the Amended Credit Agreement in November 2014, we wrote off the remaining Stearns Bank deferred loan fees of $39,000 in the fourth quarter of 2014.

6.	Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$—	$—	$71
State	43	—	98
	43	—	169
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$43	$—	$169

Income tax expense (benefit) differed from amounts computed by applying the federal statutory rate to income (loss) from operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense (benefit) at federal statutory rate of 35%	$(1,514)	$239	$979
State income taxes, net of federal benefit	46	41	91
Nondeductible expenses	583	484	394
Business tax credit	(1,503)	(1,959)	(1,057)
Other	(273)	(32)	(78)
Change in valuation allowance	2,704	1,227	(160)
Total	$43	$—	$169

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforward	$8,027	$3,114
Deferred rent	7,585	6,258
Business tax credits	10,917	9,414
Organizational and preopening costs	238	39
Stock-based compensation	797	371
Accrued expenses	79	58
Property and equipment	(7,699)	(1,879)
Other	610	475
Net deferred tax assets	20,554	17,850
Valuation allowance	(20,554)	(17,850)
Total	$—	$—

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance increased $2.7 million and $1.2 million at December 31, 2015 and 2014.  At December 31, 2015, we had $28.8 million in federal net operating loss carryforwards that will begin expiring in 2034, $41.2 million in state net operating loss carryforwards, that began expiring in 2015, and $10.9 million in federal business tax credit carryforwards, the majority of which is comprised of FICA tip credit carryforwards that will begin expiring in 2022.  These credits and net operating loss carryforwards are also subject to annual limitations due to ownership change rules under the Internal Revenue Code.

The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance.  This analysis incorporates our recent earnings history and forecasted future results. We are currently in a three-year cumulative loss which points to a full valuation allowance for our net deferred tax assets due to the uncertainty surrounding their future utilization. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that our deferred tax assets will be realized.  Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

Accruals for unrecognized tax benefits are included within our deferred tax assets which are offset by a valuation allowance. These accruals relate to various tax matters that result from uncertainties in the application of certain income tax regulations. As of December 31, 2015, the unrecognized tax benefit was $1.7 million. There was no unrecognized tax benefit for the years ended December 31, 2014 and 2013. We believe it is reasonably possible that the full amount or some portion of the unrecognized tax benefit could decrease within the next 12 months. If recognized, none of the tax benefit would impact the effective tax rate due to the Company’s full valuation allowance. As of December 31, 2015, there was no accrued interest or penalties recorded in the consolidated financial statements.

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The earliest tax year still subject to examination by a significant taxing jurisdiction is 2011.

7.	Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2015 or 2014.

Common Stock

On April 30, 2015, our shareholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 15 million to 30 million.

Stock Purchase and Retirement Program

In May 2012, our Board of Directors authorized a stock repurchase and retirement program of up to $5.0 million of our outstanding common stock. We repurchased and retired $3.2 million or 387,109 shares under the 2012 authorization, with $203,000 or 24,098 shares purchased during 2013. We did not repurchase and retire any shares during 2014.

In November 2015, our Board of Directors authorized another repurchase program of up to $10.0 million of our outstanding common stock. The current authorization replaces the 2012 repurchase plan under which $1.8 million remained available for repurchase. As of December 31, 2015, we have repurchased and retired $227,000 or 18,194 shares under the 2015 authorization.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

8.	Stock-Based Compensation

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

We previously granted stock options under our 2012 Stock Award Plan (the “2012 Plan”). In April 2015, our shareholders approved an increase of 1.5 million common shares reserved for issuance under the 2012 Plan. The total shares of common stock reserved for issuance were 3.7 million, of which 1.6 million shares were available for grant as of December 31, 2015.

We account for stock-based compensation using the fair value recognition provisions. Compensation expense is recognized ratably over the vesting term of the option and is included in general and administrative expenses. The following table presents information related to stock-based compensation (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock-based compensation	$1,363	$856	$584

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	2015	2014	2013
Expected volatility	40.7%	36.8%	38.8%
Risk-free interest rate	0.9%	0.7%	0.6%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.0	2.9	3.4
Weighted average fair value per option granted	$6.67	$4.15	$2.53

Activities under our stock award plans during 2015, 2014 and 2013 were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2012	673,942	$6.09
Granted	276,800	8.87
Forfeited	(90,104)	9.39
Exercised	(77,341)	3.63
Outstanding options at December 31, 2013	783,297	6.94
Granted	309,900	16.24
Forfeited	(26,650)	13.08
Exercised	(326,297)	6.82
Outstanding options at December 31, 2014	740,250	10.66
Granted	380,268	23.28
Forfeited	(81,213)	19.73
Exercised	(77,837)	7.40
Outstanding options at December 31, 2015	961,468	$15.15	2.8	$3,248

Exercisable at December 31, 2015	381,650	$11.92	2.2	$1,971

The intrinsic value of options exercised during 2015, 2014 and 2013 was $1.2 million, $5.0 million and $0.5 million, respectively. The total fair value of shares vested during 2015, 2014 and 2013 was $1.0 million, $0.7 million and $0.5 million, respectively. As of December 31, 2015, there was approximately $2.0 million of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.7 years.

Information regarding options outstanding and exercisable at December 31, 2015 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$4.99	–	$8.71	378,025	1.5	$7.36	221,800	$7.05
$11.82	–	$18.85	261,975	3.1	$16.15	102,100	$15.97
	$23.49		321,468	4.1	$23.49	57,750	$23.49
			961,468	2.8	$15.15	381,650	$11.92

9.	Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2015, 2014 and 2013 were $263,000, $216,000 and $219,000, respectively.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95% of the fair market value of common stock on the last day of the applicable offering period. During 2015, 2014 and 2013, 2,743 shares, 2,298 shares and 2,610 shares, respectively, were purchased under the ESPP.

10.	Commitments and Contingencies

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

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Minimum base rent	$9,618	$7,391	$6,160
Contingent rent	269	168	99
Total rent	$9,887	$7,559	$6,259

As of December 31, 2015, future minimum lease payments under operating leases, including all signed leases for restaurants to be opened and excluding unexercised renewal options periods, were as follows (in thousands):

2016	$13,511
2017	13,809
2018	13,143
2019	12,957
2020	12,437
Thereafter	55,034
Total minimum lease payments	$120,891

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

11.	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly unaudited financial data for 2015 and 2014 is as follows (in thousands, except per share data):

	2015
	March 31	June 30	September 30	December 31
Restaurant sales	$32,807	$36,225	$35,925	$38,066
Income (loss) from operations	(892)	(28)	(1,401)	(1,953)
Net income (loss)	(925)	(93)	(1,468)	(2,011)
Diluted net income (loss) per share (1)	$(0.08)	$(0.01)	$(0.13)	$(0.18)

	2014
	March 31	June 30	September 30	December 31
Restaurant sales	$27,616	$29,886	$30,037	$31,558
Income (loss) from operations	336	1,083	384	(841)
Net income (loss)	251	1,019	349	(916)
Diluted net income (loss) per share (1)	$0.03	$0.11	$0.03	$(0.08)

(1)	Net income (loss) per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.