Form 10-Q
period 2016-03-31
KONA GRILL INC
filed 2016-05-05
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

As of April 30, 2016, there were 11,211,161 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

 i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,453	$9,055
Short-term investments	178	178
Receivables	635	1,574
Inventory	1,825	1,865
Prepaid expenses and other current assets	252	692
Total current assets	6,343	13,364
Other assets	1,226	1,228
Property and equipment, net	95,831	87,252
Total assets	$103,400	$101,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,554	$4,548
Accrued expenses	13,740	14,282
Total current liabilities	17,294	18,830
Long term debt	5,000	—
Deferred rent and other long term liabilities	20,645	20,323
Total liabilities	42,939	39,153
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 11,327,361 shares issued and 11,211,161 shares outstanding at March 31, 2016; 11,387,724 shares issued and 11,271,524 shares outstanding at December 31, 2015	114	114
Additional paid-in capital	97,608	98,182
Accumulated deficit	(36,261)	(34,605)
Treasury stock, at cost, 116,200 shares at March 31, 2016 and December 31, 2015	(1,000)	(1,000)
Total stockholders’ equity	60,461	62,691
Total liabilities and stockholders’ equity	$103,400	$101,844

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Restaurant sales	$39,277	$32,807
Costs and expenses:
Cost of sales	10,501	9,062
Labor	14,118	11,388
Occupancy	3,249	2,357
Restaurant operating expenses	5,639	4,608
General and administrative	3,516	3,283
Preopening expenses	711	817
Depreciation and amortization	3,121	2,184
Total costs and expenses	40,855	33,699
Income (loss) from operations	(1,578)	(892)
Interest expense, net	53	45
Income (loss) before income taxes	(1,631)	(937)
Income tax expense (benefit)	25	(12)
Net income (loss)	$(1,656)	$(925)

Net income (loss) per share:
Basic	$(0.15)	$(0.08)
Diluted	$(0.15)	$(0.08)

Weighted average shares used in computation:
Basic	11,258	11,235
Diluted	11,258	11,235

Comprehensive income (loss)	$(1,656)	$(925)

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net income (loss)	$(1,656)	$(925)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,121	2,184
Stock-based compensation	299	301
Amortization of deferred financing costs	21	20
Change in operating assets and liabilities:
Receivables	939	(538)
Inventory	40	72
Prepaid expenses and other current assets	440	396
Accounts payable	(248)	(372)
Accrued expenses	(437)	(396)
Deferred rent and other long term liabilities	322	844
Net cash provided by operating activities	2,841	1,586

Investing activities
Purchase of property and equipment	(12,551)	(6,561)
Change in other assets	(19)	(63)
Net cash used in investing activities	(12,570)	(6,624)

Financing activities
Borrowings under credit facility	5,000	—
Purchase and retirement of common stock	(984)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	111	458
Net cash provided by financing activities	4,127	458

Net change in cash and cash equivalents	(5,602)	(4,580)
Cash and cash equivalents at the beginning of the period	9,055	36,578
Cash and cash equivalents at the end of the period	$3,453	$31,998

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$30	$25
Cash paid for income taxes, net of refunds	$26	$(27)

Noncash investing activities
Accounts payable and accruals related to property and equipment	$6,416	$3,873

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of flavorful American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of March 31, 2016, we owned and operated 37 restaurants in 19 states and Puerto Rico. In April 2016, we opened a new restaurant in Irvine, California and currently have operations in 20 states and Puerto Rico. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2015.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

In February and April 2016, we entered into franchise agreements for the development of six Kona Grill restaurants in Mexico and six restaurants in the United Arab Emirates. Territory and franchise fees received in conjunction with these agreements are recorded as deferred revenue and included in “Deferred rent and other long term liabilities” in our consolidated balance sheets. Territory fees are recognized as income on a pro-rata basis at the same time the individual franchise fees for each location are considered earned, typically when the individual franchise unit is opened. We have not recognized any franchise related income in the quarter ended March 31, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. The adoption of this guidance in the first quarter of 2016 did not have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. We have elected to adopt the guidance prospectively. The adoption of ASU 2015-05 in the first quarter of 2016 did not have a significant impact on our consolidated financial position or results of operations.

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

In February 2016, a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The expected adoption method is being evaluated by our company. We expect the adoption of this guidance to have a significant impact on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 31, 2016, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the timing and the impact of adopting the standard.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2016	2015
(In thousands, except per share data)
Numerator:
Net income (loss)	$(1,656)	$(925)

Denominator:
Weighted average shares — Basic	11,258	11,235
Effect of dilutive stock options	—	—
Weighted average shares — Diluted	11,258	11,235

Net income (loss) per share:
Basic	$(0.15)	$(0.08)
Diluted	$(0.15)	$(0.08)

For the three months ended March 31, 2016 and 2015, there were 846,000 and 581,000 stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4.       Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Leasehold improvements	$99,973	$96,473
Equipment	26,509	25,825
Furniture and fixtures	11,586	11,126
	138,068	133,424
Less accumulated depreciation and amortization	(57,154)	(54,027)
	80,914	79,397
Construction in progress	14,917	7,855
Total property and equipment, net	$95,831	$87,252

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. Capitalized costs were $269,000 and $182,000 in the three months ended March 31, 2016 and 2015, respectively.

5.        Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued payroll and benefits	$3,747	$3,786
Accrued construction and remodel costs(1)	4,911	5,017
Gift card liability	1,886	2,309
Sales taxes	1,621	1,678
Accrued occupancy	326	296
Business and income taxes	293	321
Other	956	875
Total accrued expenses	$13,740	$14,282

(1)     Balance is attributable to property additions for our new restaurants and remodels.

6.     Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. We had $5 million in outstanding borrowings and $30 million available under the credit facility at March 31, 2016. In April 2016, we borrowed another $4 million under the credit facility. We may from time to time request that the total revolving credit commitment be increased up to an amount not to exceed $60 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Amended Credit Agreement.

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

We incurred gross interest expense of $53,000 and $45,000 during the quarter ended March 31, 2016 and 2015, consisting primarily of loan fee amortization of $21,000 and $20,000, respectively, and commitment fees of $26,000 and $22,000, respectively. Unamortized loan fees of $301,000 at March 31, 2016 are being amortized over the life of the credit facility and are included in other assets in the consolidated balance sheet. Capitalized interest was immaterial for the quarter ended March 31, 2016 and none for the quarter ended March 31, 2015, respectively.

We generally use available cash to repay any borrowings under the credit facility and any remaining balances are maintained by extending the maturities of the borrowings. Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, as a result, all borrowings under the credit facility are classified as long-term debt.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at March 31, 2016.

7.     Income Taxes

We recorded an income tax expense of $25,000 during the three months ended March 31, 2016 and income tax benefit of $12,000 during the three months ended March 31, 2015. The income tax expense for the three months ended March 31, 2016 consists of state income tax expenses for which no net operating losses or other credits exist. The income tax benefit for the three months ended March 31, 2015 relates to refunds of $27,000 primarily associated with prior year federal income tax partially offset by state income tax expense of $15,000 for which no net operating loss carryforwards or other credits exist.

At March 31, 2016, we had approximately $21 million in deferred tax assets primarily related to state net operating loss carryforwards and federal business tax credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.     Stock-Based Compensation

The fair value of stock options granted during the three months ended March 31, 2016 and 2015 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Expected volatility	45.2%	40.7%
Risk-free interest rate	0.9%	0.9%
Expected option life (in years)	3.2	3.0
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$4.57	$6.74

The following table summarizes our stock option activity for the three months ended March 31, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2015	961,468	$15.15
Granted	251,532	14.26
Forfeited	(5,600)	15.59
Exercised	(19,050)	5.20
Outstanding options at March 31, 2016	1,188,350	$15.12	3.1	$1,972,000
Exercisable at March 31, 2016	582,900	$13.34	2.3	$1,682,000

We recognized stock-based compensation expense of $0.3 million in each of the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $2.8 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.7 years.

The total shares of common stock reserved for issuance totaled 3.7 million, of which 1.3 million shares were available for grant as of March 31, 2016.

9.      Stock Purchase and Retirement Program

In November 2015, our Board of Directors authorized a repurchase program of up to $10.0 million of our outstanding common stock. As of March 31, 2016, we have repurchased and retired $1.2 million or 98,600 shares under the 2015 authorization, including $1.0 million or 80,406 shares during the first quarter of 2016.

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, Macadamia filed a Motion for Summary Judgment requesting judgment in its favor on all claims asserted against it by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

Certain information included in this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, expectations, intentions and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that could cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2015 and other reports filed from time to time with the SEC.

Overview

We currently own and operate 38 restaurants located in 20 states and Puerto Rico. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a global menu of contemporary American favorites, award-winning sushi and specialty cocktails. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $26 per person, offer our customers an attractive price-value proposition.

We plan to grow organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 23% for 2015, with seven openings during the year. We plan to open eight restaurants during 2016 and currently have ten signed leases for new restaurant openings in 2016 and beyond. We continue working diligently to build our pipeline for future growth.

We continue to execute our strategy for international market expansion. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. In February and April 2016, we announced agreements for the development of six Kona Grill restaurants in Mexico and six restaurants in the United Arab Emirates over the next seven years. We expect our first international location to open during the first half of 2017.

We continue to focus on growing sales and successfully opening new restaurants. Our same-store sales increased 3.6% year over year compared to a 2.2% increase in same-store sales in the first quarter of 2015. We have generated positive same-store sales in each of the past 5 years.

The average unit volume of our comparable base restaurants was $1.1 million in both the first quarter of 2016 and 2015. We generated a loss from operations of $1.6 million and $0.9 million in the first quarter of 2016 and 2015, respectively, and net loss of $1.7 million and $0.9 million in the first quarter of 2016 and 2015, respectively. A significant part of the change was driven by incremental operating costs for new restaurant locations, higher depreciation and amortization resulting from new restaurants and remodeling activities and higher general and administrative expenses in support of our accelerated unit growth and international business development.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased 7.0% to $5.8 million in the first quarter of 2016 from $5.4 million in the first quarter of 2015. Restaurant operating profit as a percentage of restaurant sales of 14.7% in the first quarter of 2016 included new restaurant operating inefficiencies for ten restaurants in the non-comparable restaurant base. Restaurant operating profit as a percentage of restaurant sales of 16.4% in the first quarter of 2015 included new restaurant operating inefficiencies for eight restaurants in the non-comparable restaurant base. Our Adjusted EBITDA, defined as income (loss) from operations plus depreciation and amortization, preopening expenses, stock-based compensation and other, was $2.6 million and $2.4 million in the first quarter of 2016 and 2015, respectively. Adjusted EBITDA as a percentage of restaurant sales was 6.5% in the first quarter of 2016 compared to 7.3% in the first quarter of 2015, primarily reflecting the operating inefficiencies in our new restaurants, our investment in human capital to accelerate our unit growth and start-up costs for international business development. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to our income (loss) from operations.

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

Adjusted EBITDA. Adjusted EBITDA is defined as income (loss) from operations plus depreciation and amortization, preopening expenses and stock-based compensation. Adjusted EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

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

Preopening Expenses. Preopening expenses consist of costs incurred prior to opening a new restaurant and are comprised principally of manager salaries and relocation, payroll and related training costs for new employees, including food and beverage costs associated with practice and rehearsal of service activities, and rent expense incurred from the date we obtain possession of the property until opening. We expense restaurant preopening expenses as incurred. We expect preopening expenses to commence six to eight months prior to a restaurant opening. Although the actual preopening expenses for a particular location depend upon numerous factors, our historical cash preopening expenses average approximately $450,000 per location, and non-cash preopening rent expense typically ranges from $50,000 to $100,000 per location. Our preopening costs will fluctuate from period to period depending upon the number of restaurants opened, the timing of new restaurant openings, the location of the restaurants, and the complexity of the staff hiring and training process.

Depreciation and Amortization. Depreciation and amortization expense consists of the depreciation of property and equipment. Depreciation and amortization expense also includes accelerated depreciation expense and gains or losses on the disposal of fixed assets, primarily associated with remodel activities.

Interest Expense, net. Interest expense consists of the cost of servicing our debt obligations, the amortization of debt issuance costs and commitment fees on the line of credit. Interest expense is offset by interest earned on cash and cash equivalents and investment balances. We capitalize interest incurred on borrowings for restaurant construction.

Income Tax Provision. Provision for income taxes represents amounts due for federal and state income taxes.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2016 and 2015. There were 26 and 23 restaurants in the comparable restaurant base as of March 31, 2016 and 2015, respectively.

	Three Months Ended March 31,
	2016	2015
Change in restaurant sales	19.7%	18.8%
Same-store sales percentage change (1)	3.6%	2.2%
Average weekly sales – comparable restaurant base	$88,500	$86,600
Average weekly sales – non-comparable restaurant base	$70,500	$80,400
Average unit volume (in thousands) (2)	$1,140	$1,113
Restaurant operating profit (in thousands) (3)	$5,770	$5,392
Restaurant operating profit as a percentage of sales (3)	14.7%	16.4%
Adjusted EBITDA (in thousands) (4)	$2,553	$2,410
Adjusted EBITDA as a percentage of sales (4)	6.5%	7.3%

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

(4)

Adjusted EBITDA is not a financial measure determined in accordance with U.S. generally accepted accounting principles (see reconciliation below) and should not be considered in isolation or as an alternative to income from operations. Adjusted EBITDA is defined as income (loss) from operations plus depreciation and amortization, preopening expenses and stock-based compensation. Adjusted EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

The following tables set forth our reconciliation of Adjusted EBITDA and restaurant operating profit to our income (loss) from operations, the most comparable U.S. GAAP measure.

	Three Months Ended March 31,
	2016	2015
(In thousands)
Income (loss) from operations	$(1,578)	$(892)
Depreciation and amortization	3,121	2,184
Preopening expenses	711	817
Stock-based compensation	299	301
Adjusted EBITDA	2,553	2,410
General and administrative	3,516	3,283
Stock-based compensation	(299)	(301)
Restaurant operating profit	$5,770	$5,392

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2016	2015
Income (loss) from operations	(4.0)%	(2.7)%
Depreciation and amortization	7.9	6.7
Preopening expenses	1.8	2.5
Stock-based compensation	0.8	0.9
Adjusted EBITDA	6.5	7.3
General and administrative	9.0	10.0
Stock-based compensation	(0.8)	(0.9)
Restaurant operating profit	14.7%	16.4%

 Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended March 31,
	2016	2015
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	26.7	27.6
Labor	35.9	34.7
Occupancy	8.3	7.2
Restaurant operating expenses	14.4	14.0
General and administrative	9.0	10.0
Preopening expenses	1.8	2.5
Depreciation and amortization	7.9	6.7
Total costs and expenses	104.0	102.7
Income (loss) from operations	(4.0)	(2.7)
Interest expense, net	0.1	0.1
Income (loss) before income taxes	(4.2)	(2.9)
Income tax expense (benefit)	0.1	(0.0)
Net income (loss)	(4.2)%	(2.8)%

Certain amounts may not sum due to rounding.

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Restaurant Sales. Restaurant sales increased $6.5 million, or 19.7%, to $39.3 million during the first quarter of 2016 from $32.8 million in the first quarter of 2015, primarily attributable to a 21.9% increase in the number of operating weeks. Our same-store sales increased 3.6% year over year, driven primarily by average check growth resulting from menu price increases in October 2015 and March 2016, favorable menu mix and a slight increase in traffic. The 3.6% same-store sales growth in the first quarter of 2016 compares to a 2.2% increase in same-store sales in the first quarter of 2015.

Cost of Sales. Cost of sales increased $1.4 million, or 15.9%, to $10.5 million in the first quarter of 2016 compared to $9.1 million in the same prior year period, with the increase primarily attributable to our new locations opened since the beginning of the second quarter of 2015. As a percentage of restaurant sales, cost of sales was 26.7% compared to 27.6% in prior year, primarily reflecting improved kitchen efficiencies for both existing and new units as well as favorable commodity pricing on chicken, ground beef and certain produce.

Labor. Labor expense for our restaurants increased $2.7 million, or 24.0%, to $14.1 million in the first quarter of 2016 from $11.4 million in the first quarter of 2015. Labor expenses as a percentage of restaurant sales increased to 35.9% compared to 34.7% in the prior year period, reflecting labor inefficiencies from our newly opened locations and higher wages and increased overtime hours associated with staffing shortages from a tight labor market. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $0.9 million, or 37.8%, to $3.2 million in the first quarter of 2016 from $2.4 million in the prior year same quarter, primarily associated with base rent and common area maintenance charges for new locations opened since the beginning of the second quarter of 2015. Occupancy expenses as a percentage of restaurant sales were 8.3% in the first quarter of 2016, compared to 7.2% in the first quarter of 2015.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.0 million, or 22.4%, to $5.6 million in the first quarter of 2016 compared to $4.6 million in the first quarter of 2015, primarily due to the additional operating expenses for the new restaurants opened since the beginning of the second quarter of 2015. Restaurant operating expenses as a percentage of restaurant sales were 14.4% and 14.0% in the first quarter of 2016 and 2015, respectively. The year over year increase was driven by bank and credit card fees, training-related travel costs, repair and maintenance and personal property tax and insurance.

General and Administrative. General and administrative expenses increased by $0.2 million, or 7.1%, to $3.5 million from $3.3 million year over year. Increased payroll, benefit costs and recruiting fees associated with additional headcount investment to support our unit growth expansion and higher legal and professional fees associated with the signing of two international development agreements contributed to the year over year increase in absolute dollars. As a percentage of sales, general and administrative expenses decreased to 9.0% in the first quarter of 2016, compared to 10.0% in the prior year same quarter.

Preopening Expenses. Preopening expenses were $0.7 million and $0.8 million in the first quarters of 2016 and 2015, respectively. Preopening expenses during the first quarter of 2016 primarily related to our Irvine, California restaurant opened in April 2016, our Fairfax, Virginia and Minnetonka, Minnesota restaurants scheduled to open in the later part of the second quarter of 2016 and other planned new restaurants for the remainder of 2016. Preopening expenses in the first quarter of 2015 was primarily attributable to the San Juan, Puerto Rico restaurant opened in March 2015 and the Plano, Texas and Arlington, Virginia restaurants opened in the second quarter of 2015.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million, or 42.9%, to $3.1 million from $2.2 million year over year. Depreciation and amortization expense as a percentage of restaurant sales was 7.9% and 6.7% of restaurant sales in the first quarter of 2016 and 2015, respectively. The increase was primarily attributable to the new restaurants opened since the beginning of the second quarter of 2015 partially offsetting the impact of fully depreciated assets in the first quarter of 2016 and accelerated depreciation expense from our Denver, Colorado restaurant remodel in 2015.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with the KeyBank credit facility and interest incurred on borrowings under the credit facility partially offset by interest income earned from cash and cash equivalents and investment balances. Interest expense increased year over year as we borrowed $5.0 million under the credit facility during the first quarter of 2016.

Income Tax Expense (Benefit). Income tax expense was $25,000 during the first quarter of 2016 compared to an income tax benefit of $12,000 during the first quarter of 2015. The income tax expense for the first quarter of 2016 consists of state income tax expenses for which no net operating losses or other credits exist. The income tax benefit for the first quarter of 2015 relates to refunds of $27,000 primarily associated with prior year federal income tax partially offset by state income tax expense of $15,000 for which no net operating loss carryforwards or other credits exist.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	March 31, 2016	December 31, 2015
Cash and short-term investments	$3,631	$9,233
Net working capital	$(10,951)	$(5,466)

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities	$2,841	$1,586
Capital expenditures	$12,551	$6,561

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operation, funds raised in our 2014 public offering of stock and borrowings under our credit facility. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility.

We plan to continue growing organically through unit expansion, with a goal of 20% unit growth annually over the next several years. We achieved a unit growth rate of 23% for 2015, with seven openings during the year. We are working diligently on our real estate pipeline and plan to open eight restaurants and remodel certain restaurants during 2016. We expect to spend approximately $33 million to $35 million in capital expenditures in 2016, net of tenant improvement allowances, for the planned construction and remodel of these restaurants.

As of March 31, 2016, we had a working capital deficit of $11.0 million and borrowings under our credit facility of $5.0 million. We believe existing cash and short-term investments of $3.6 million, the ability to draw up to an additional $30 million on our credit facility and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants during 2016.

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

Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. We had $5 million in outstanding borrowings and $30 million available under the credit facility at March 31, 2016. In April 2016, we borrowed another $4 million under the credit facility. We may from time to time request that the total revolving credit commitment be increased up to an amount not to exceed $60 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Amended Credit Agreement.

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

We incurred gross interest expense of $53,000 and $45,000 during the quarter ended March 31, 2016 and 2015, consisting primarily of loan fee amortization of $21,000 and $20,000, respectively, and commitment fees of $26,000 and $22,000, respectively. Unamortized loan fees of $301,000 at March 31, 2016 are being amortized over the life of the credit facility and are included in other assets in the consolidated balance sheet. Capitalized interest was immaterial for the quarter ended March 31, 2016 and none for the quarter ended March 31, 2015, respectively.

 We generally use available cash to repay any borrowings under the credit facility and any remaining balances are maintained by extending the maturities of the borrowings. Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, as a result, all borrowings under the credit facility are classified as long-term debt.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. We were in compliance with all covenants at March 31, 2016.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2016	2015
Net cash provided by (used in):
Operating activities	$2,841	$1,586
Investing activities	(12,570)	(6,624)
Financing activities	4,127	458
Net change in cash and cash equivalents	$(5,602)	$(4,580)

Operating Activities. Our cash flows from operating activities provided $2.8 million and $1.6 million of net cash during the first three months of 2016 and 2015, respectively. The year over year change in cash from operating activities is primarily due to lower net income, timing of payments and receipt of tenant allowance reimbursements and timing of payments for accrued expenses during the first quarter of 2016.

Investing Activities. Capital expenditures for the first quarter of 2016 were $12.6 million, primarily associated with our Las Vegas restaurant remodel opened during the quarter, costs associated with our Irvine, California restaurant opened in April 2016, and our Fairfax, Virginia and Minnetonka, Minnesota restaurants scheduled to open in the later part of the second quarter of 2016, residual payments from restaurants opened during the fourth quarter of 2015 as well as architecture and design costs associated with our other planned new restaurants and remodels for the remainder of 2016. Capital expenditures for the first quarter of 2015 were $6.6 million, primarily associated with our San Juan, Puerto Rico restaurant opened in March of 2015, costs associated with our Plano, Texas and Arlington, Virginia restaurants opened in the second quarter of 2015 as well as architecture and design costs associated with our other new restaurants and remodels that were planned for the remainder of 2015.

Financing Activities. Net cash provided by financing activities during the first quarter of 2016 consisted of $5.0 million of borrowings under our credit facility and $0.1 million of proceeds from stock option exercises, partially offset by $1.0 million cash outflow for the repurchase of our common stock. Net cash provided by financing activities during the first quarter of 2015 consisted primarily of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. We had no significant changes in our critical accounting policies and estimates since our last annual report. Our critical accounting policies and estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2015.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2016 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, Macadamia filed a Motion for Summary Judgment requesting judgment in its favor on all claims asserted against it by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

Item 1A.	Risk Factors

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2015. A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2015. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

In November 2015, our Board of Directors authorized a repurchase program of up to $10.0 million of our outstanding common stock. As of March 31, 2016, we have repurchased and retired $1.2 million or 98,600 shares under the 2015 authorization, including $1.0 million or 80,406 shares during the first quarter of 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 2016	23,233	$12.45	23,233	$9,484,000
March 2016	57,173	$12.16	57,173	$8,789,000
Total	80,406	$12.24	80,406

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

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
Date: May 5, 2016