Form 10-Q
period 2016-06-30
KONA GRILL INC
filed 2016-08-10
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of August 9, 2016, there were 10,480,912 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

EXPLANATORY NOTE

The unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an independent registered public accounting firm within the required period, solely as a result of an ongoing evaluation of an auditor independence matter by its independent registered public accounting firm, Ernst & Young LLP (“EY”). As a result, the Quarterly Report on Form 10-Q is considered deficient. On August 8, 2016, EY, a member firm of Ernst & Young Global Limited (“EYG”), advised the Company that it discovered that RBC Global Asset Management (U.S.) Inc. (“RBC GAM”) has become the holder of greater than 10% of the Company’s outstanding common stock. An affiliate of RBC GAM is one of the bank lenders to another member firm of EYG, and this matter has raised a question as to whether EY’s independence has been impaired. EY and the Company are currently in the process of assessing whether there has been an impairment of EY’s independence.

The CEO and CFO believe, to the best of their knowledge, that the financial statements accurately portray the financial condition of the Company. To that end, they have provided the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”). The SOX Section 906 certifications have been omitted from this filing only because, as a result of the question regarding EY’s independence as described above, the financial statements accompanying this report have not been reviewed by an independent public accountant under AS 4105. The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before the Company’s officers can make a SOX Section 906 certification, the Company’s independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under AS 4105, as required by SEC rules.

As soon as practicable after a determination that EY has met its professional independence requirements and completed its review of the Company’s condensed consolidated financial statements, the Company intends to file an amended Form 10-Q, in accordance with Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

See Note 1, Basis of Presentation, to the Condensed Consolidated Financial Statements for additional information on the matters discussed above.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

 (unaudited and unreviewed)

	June 30, 2016	December 31, 2015
		(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,688	$9,055
Short-term investments	178	178
Receivables	2,178	1,574
Inventory	1,964	1,865
Prepaid expenses and other current assets	633	774
Total current assets	8,641	13,446
Other assets	1,124	1,146
Property and equipment, net	100,566	87,252
Total assets	$110,331	$101,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,677	$4,548
Accrued expenses	12,580	14,282
Total current liabilities	16,257	18,830
Long term debt	18,000	—
Deferred rent and other long term liabilities	24,877	20,323
Total liabilities	59,134	39,153
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,597,112 shares issued and 10,480,912 shares outstanding at June 30, 2016; 11,387,724 shares issued and 11,271,524 shares outstanding at December 31, 2015	106	114
Additional paid-in capital	89,187	98,182
Accumulated deficit	(37,096)	(34,605)
Treasury stock, at cost, 116,200 shares at June 30, 2016 and December 31, 2015	(1,000)	(1,000)
Total stockholders’ equity	51,197	62,691
Total liabilities and stockholders’ equity	$110,331	$101,844

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited and unreviewed)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Restaurant sales	$43,296	$36,225	$82,573	$69,032
Costs and expenses:
Cost of sales	11,213	9,678	21,714	18,740
Labor	15,479	12,396	29,597	23,784
Occupancy	3,258	2,501	6,507	4,858
Restaurant operating expenses	6,065	4,978	11,704	9,586
General and administrative	3,337	3,143	6,853	6,426
Preopening expenses	1,302	1,106	2,013	1,923
Depreciation and amortization	3,380	2,290	6,501	4,474
Other expenses	—	161	—	161
Total costs and expenses	44,034	36,253	84,889	69,952
Income (loss) from operations	(738)	(28)	(2,316)	(920)
Interest expense, net	72	46	125	91
Income (loss) before income taxes	(810)	(74)	(2,441)	(1,011)
Income tax expense	25	19	50	7
Net income (loss)	$(835)	$(93)	$(2,491)	$(1,018)

Net income (loss) per share:
Basic	$(0.08)	$(0.01)	$(0.22)	$(0.09)
Diluted	$(0.08)	$(0.01)	$(0.22)	$(0.09)

Weighted average shares used in computation:
Basic	10,932	11,271	11,095	11,253
Diluted	10,932	11,271	11,095	11,253
Comprehensive income (loss)	$(835)	$(93)	$(2,491)	$(1,018)

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited and unreviewed)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$(2,491)	$(1,018)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,501	4,474
Stock-based compensation	623	663
Amortization of deferred financing costs	41	40
Change in operating assets and liabilities:
Receivables	(604)	(1,253)
Inventory	(99)	(51)
Prepaid expenses and other current assets	141	188
Accounts payable	99	(469)
Accrued expenses	51	48
Deferred rent and other long term liabilities	4,554	2,299
Net cash provided by operating activities	8,816	4,921

Investing activities
Purchase of property and equipment	(22,538)	(14,433)
Change in other assets	(19)	(69)
Net cash used in investing activities	(22,557)	(14,502)

Financing activities
Borrowings under credit facility	18,000	—
Purchase and retirement of common stock	(9,773)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	147	535
Net cash provided by financing activities	8,374	535

Net change in cash and cash equivalents	(5,367)	(9,046)
Cash and cash equivalents at the beginning of the period	9,055	36,578
Cash and cash equivalents at the end of the period	$3,688	$27,532

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$62	$54
Cash paid for income taxes, net of refunds	$25	$32

Noncash investing activities
Accounts payable and accruals related to property and equipment	$4,544	$4,760

See accompanying notes to condensed consolidated financial statements.

 KONA GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and unreviewed)

1.	Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of flavorful American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of June 30, 2016, we owned and operated 40 restaurants in 20 states and Puerto Rico. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited and unreviewed condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The unaudited interim financial information presented in this Quarterly Report on Form 10-Q has not been reviewed by an independent registered public accounting firm within the required period, solely as a result of an ongoing evaluation of an auditor independence matter by its independent registered public accounting firm, Ernst & Young LLP (“EY”). While this filing does not comply with the requirements of Regulation S-X, and should not be interpreted to be a substitute for the review that would normally occur by EY, the Company’s Audit Committee and management believe that the interim financial information presented herein fairly present, in all material respects, the financial condition and results of operations of the Company as of the end of and for the referenced periods and may be relied upon. The Company believes it is prudent to file this Report with the SEC in spite of the current circumstances to provide the financial and other information set forth herein to its shareholders and other interested parties. As soon as practicable after a determination that EY has met its professional independence requirements and completed its review of the Company’s condensed consolidated financial statements, the Company intends to file an amended Form 10-Q, in accordance with Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

In February and April 2016, we entered into franchise agreements for the development of six Kona Grill restaurants in Mexico and six restaurants in the United Arab Emirates. Territory and franchise fees received in conjunction with these agreements are recorded as deferred revenue and included in “Deferred rent and other long term liabilities” in our consolidated balance sheets. Territory fees are recognized as income on a pro-rata basis at the same time the individual franchise fees for each location are considered earned, typically when the individual franchise unit is opened. We have not recognized any franchise related income in the six months ended June 30, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. The recognition and measurement guidance for debt issuance costs are not affected by this new guidance. The adoption of this guidance in the first quarter of 2016 did not have a significant impact on our consolidated financial statements.

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

In February 2016, a new accounting standard, ASC Topic 842, “Leases,” was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The expected adoption method is being evaluated by our company. We expect the adoption of this guidance to have a material impact on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the timing and the impact of adopting the standard.

2.	Fair Value Measurements

The carrying value for certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short-term nature. Our investments represent certificates of deposit and are considered available-for-sale securities that are valued using market observable inputs (Level 2). Our long-term debt is valued using primarily Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

3.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(835)	$(93)	$(2,491)	$(1,018)
Denominator:
Weighted average shares — Basic	10,932	11,271	11,095	11,253
Effect of dilutive stock options	—	—	—	—
Weighted average shares — Diluted	10,932	11,271	11,095	11,253

Net income (loss) per share:
Basic	$(0.08)	$(0.01)	$(0.22)	$(0.09)
Diluted	$(0.08)	$(0.01)	$(0.22)	$(0.09)

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 818,000 and 668,000, respectively, for the three months ended June 30, 2016 and 2015, and 864,000 and 644,000, respectively, for the six months ended June 30, 2016 and 2015.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Leasehold improvements	$111,105	$96,473
Equipment	29,152	25,825
Furniture and fixtures	12,869	11,126
	153,126	133,424
Less accumulated depreciation and amortization	(60,535)	(54,027)
	92,591	79,397
Construction in progress	7,975	7,855
Total property and equipment, net	$100,566	$87,252

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. Capitalized costs were $354,000 and $197,000 in the three months ended June 30, 2016 and 2015, respectively, and $623,000 and $379,000 in the six months ended June 30, 2016 and 2015, respectively.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued payroll and benefits	$4,224	$3,786
Accrued construction and remodel costs(1)	3,264	5,017
Gift card liability	1,739	2,309
Sales taxes	1,448	1,678
Accrued occupancy	431	296
Business and income taxes	438	321
Other	1,036	875
Total accrued expenses	$12,580	$14,282

(1)     Balance is attributable to property additions for our new restaurants and remodels.

6.	Debt and Credit Agreements

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

During the second quarter of 2016, we increased our borrowings under the credit facility by $13 million. We had $18 million in outstanding borrowings and $17 million available under the credit facility at June 30, 2016, subject to compliance with certain covenants. We may from time to time request that the total revolving credit commitment be increased up to an amount not to exceed $60 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Amended Credit Agreement.

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

We incurred gross interest expense of $129,000 and $49,000 during the quarter ended June 30, 2016 and 2015, consisting of interest incurred on borrowings of $88,000 and none, respectively, loan fee amortization of $21,000 and $21,000, respectively, and commitment fees of $21,000 and $22,000, respectively. Gross interest expense of $182,000 and $94,000 during the six months ended June 30, 2016 and 2015 consisted of interest incurred on borrowings of $95,000 and none, respectively, loan fee amortization of $41,000 and $40,000, respectively, and commitment fees of $46,000 and $44,000, respectively. Unamortized loan fees of $281,000 at June 30, 2016 are being amortized over the life of the credit facility and are included in prepaid expenses and other current assets and in other assets in the consolidated balance sheet. Capitalized interest was $56,000 and none for the three and six months ended June 30, 2016 and 2015, respectively.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, as a result, all borrowings under the credit facility are classified as long-term debt.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. On August 1, 2016, we entered into Amendment No.1 to the Amended Credit Agreement with KeyBank to amend certain components of the leverage ratio calculation to provide us with increased borrowing flexibility under the credit facility and amending certain other financial covenants. As amended, the covenants include (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 4.25 to 1.0 through the maturity date. We were in compliance with all covenants at June 30, 2016 and as of the date of Amendment No. 1.

We have also entered into a non-binding agreement with KeyBank regarding increasing the total revolving credit commitment to $75 million, subject to entering into a definitive agreement and other conditions. The expanded revolving credit commitment would include a provision allowing us to request that the facility be increased by an additional $25 million, subject to agreement of the respective lenders in the lending syndicate.

7.	Income Taxes

We recorded an income tax expense of $25,000 and $19,000 during the three months ended June 30, 2016 and 2015, respectively, and $50,000 and $7,000 during the six months ended June 30, 2016 and 2015, respectively. The income tax expense for the three and six months ended June 30, 2016 and 2015 consists of state income tax expenses for which no net operating losses or other credits exist. The income tax expense for the six months ended June 30, 2015 also includes refunds primarily associated with prior year federal income tax.

At June 30, 2016, we had approximately $21 million in deferred tax assets primarily related to net operating loss carryforwards and federal business tax credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.	Stock-Based Compensation

The fair value of stock options granted during the six months ended June 30, 2016 and 2015 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2016	2015
Expected volatility	45.2%	40.7%
Risk-free interest rate	0.9%	0.9%
Expected option life (in years)	3.2	3.0
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$4.57	$6.74

The following table summarizes our stock option activity for the six months ended June 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2015	961,468	$15.15
Granted	251,532	14.26
Forfeited	(13,350)	19.14
Exercised	(21,800)	5.57
Outstanding options at June 30, 2016	1,177,850	$15.09	2.9	$1,157,000
Exercisable at June 30, 2016	616,400	$13.17	2.1	$1,076,000

We recognized stock-based compensation expense of $0.3 million and $0.4 million in the three months ended June 30, 2016 and 2015, respectively, and $0.6 million and $0.7 million in the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, there was $2.5 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.6 years.

The total shares of common stock reserved for issuance totaled 3.7 million, of which 1.3 million shares were available for grant as of June 30, 2016.

9.	Stock Purchase and Retirement Program

In November 2015, our Board of Directors authorized a repurchase program of up to $10 million of our outstanding common stock. As of June 30, 2016, we completed the $10 million stock repurchase program with the purchase and retirement of 832,937 shares under the 2015 authorization, including $9.8 million or 814,743 shares during the six months ended June 30, 2016.

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, Macadamia filed a Motion for Summary Judgment requesting judgment in its favor on all claims asserted against it by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. The case is proceeding in the Circuit Court. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

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

Overview

We currently own and operate 41 restaurants located in 21 states and Puerto Rico. We offer freshly prepared food, attentive service, and a contemporary ambiance that create a satisfying yet affordable dining experience that we believe exceeds the experience at many traditional casual dining restaurants with which we compete. Our high-volume upscale casual restaurants feature a global menu of contemporary American favorites, award-winning sushi and specialty cocktails. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $26 per person, offer our customers an attractive price-value proposition.

We plan to grow organically through unit expansion. We achieved a unit growth rate of over 20% for 2014 and 2015 and expect to achieve similar growth rate for 2016. We opened three restaurants during the first half of 2016, all in the second quarter, and expect to open five additional restaurants during the second half of 2016 for a unit growth rate of 22%. We are adjusting our projected growth rate for 2017 below our previously targeted growth rate of 20% and believe that a more moderate growth rate will provide us the flexibility to allocate our capital resources, to increase our earnings and strengthen our balance sheet as well as to focus our time and attention on new restaurant operations and performance.

We continue to execute our strategy for international market franchise expansion. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond through franchising. In February and April 2016, we announced agreements for the development and franchising of six Kona Grill restaurants in Mexico and six restaurants in the United Arab Emirates over the next seven years. We expect our first international franchised location to open during the first half of 2017.

Our same-store sales increased 2.5% in the second quarter of 2016 compared to a 1.0% increase in same-store sales in the second quarter of 2015. We have generated positive same-store sales in 23 of the last 24 quarters. The average unit volume of restaurant sales for our comparable base restaurants was $1.2 million in both of the second quarters of 2016 and 2015. We generated a loss from operations of $0.7 million and $28,000 and net loss of $0.8 million and $93,000 in the second quarter of 2016 and 2015, respectively. A significant part of the change was driven by higher labor costs, incremental operating costs for new restaurants and higher depreciation and amortization resulting from new restaurants and remodeling activities.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased 9.1% to $7.3 million in the second quarter of 2016 from $6.7 million in the second quarter of 2015. Restaurant operating profit as a percentage of restaurant sales of 16.8% in the second quarter of 2016 included new restaurant operating inefficiencies for thirteen restaurants in the non-comparable restaurant base. Restaurant operating profit as a percentage of restaurant sales of 18.4% in the second quarter of 2015 included new restaurant operating inefficiencies for ten restaurants in the non-comparable restaurant base. Our Adjusted EBITDA, defined as income (loss) from operations plus depreciation and amortization, preopening expenses, stock-based compensation and other, was $4.3 million and $3.9 million in the second quarter of 2016 and 2015, respectively. Adjusted EBITDA as a percentage of restaurant sales was 9.9% in the second quarter of 2016 compared to 10.7% in the second quarter of 2015, primarily reflecting higher labor costs and incremental operating costs for new restaurants. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including reconciliation to our income (loss) from operations.

Our cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that most of our new restaurants will take approximately six to twelve months to achieve operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales which we expect will continue until these restaurants mature.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2016 and 2015. There were 27 and 23 restaurants in the comparable restaurant base as of June 30, 2016 and 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Restaurant sales growth	19.5%	21.2%	19.6%	20.1%
Same-store sales percentage change (1)	2.5%	1.0%	3.1%	1.6%
Average weekly sales – comparable restaurant base	$92,500	$91,000	$90,500	$90,800
Average weekly sales – non-comparable restaurant base	$75,600	$89,200	$73,200	$85,200
Average unit volume (in thousands) (2)	$1,197	$1,183	$2,337	$2,294
Sales per square foot (2)	$166	$165	$323	$320
Restaurant operating profit (in thousands) (3)	$7,281	$6,672	$13,051	$12,064
Restaurant operating profit as a percentage of sales (3)	16.8%	18.4%	15.8%	17.5%
Adjusted EBITDA (in thousands) (4)	$4,268	$3,891	$6,821	$6,301
Adjusted EBITDA as a percentage of sales (4)	9.9%	10.7%	8.3%	9.1%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$(738)	$(28)	$(2,316)	$(920)
Depreciation and amortization	3,380	2,290	6,501	4,474
Preopening expenses	1,302	1,106	2,013	1,923
Stock-based compensation	324	362	623	663
Other expenses	—	161	—	161
Adjusted EBITDA	$4,268	$3,891	$6,821	$6,301
General and administrative	3,337	3,143	6,853	6,426
Stock-based compensation	(324)	(362)	(623)	(663)
Restaurant operating profit	$7,281	$6,672	$13,051	$12,064

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (loss) from operations	(1.7)%	(0.1)%	(2.8)%	(1.3)%
Depreciation and amortization	7.8	6.3	7.9	6.5
Preopening expenses	3.0	3.1	2.4	2.8
Stock-based compensation	0.7	1.0	0.8	1.0
Other expenses	0.0	0.4	0.0	0.2
Adjusted EBITDA	9.9	10.7	8.3	9.1
General and administrative	7.7	8.7	8.3	9.3
Stock-based compensation	(0.7)	(1.0)	(0.8)	(1.0)
Restaurant operating profit	16.8%	18.4%	15.8%	17.5%

Certain amounts may not sum due to rounding.

 Results of Operations

The following tables set forth, for the periods indicated, certain items from our financial statements and the percentage of restaurant sales for those items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Restaurant sales	$43,296	$36,225	$82,573	$69,032
Costs and expenses:
Cost of sales	11,213	9,678	21,714	18,740
Labor	15,479	12,396	29,597	23,784
Occupancy	3,258	2,501	6,507	4,858
Restaurant operating expenses	6,065	4,978	11,704	9,586
General and administrative	3,337	3,143	6,853	6,426
Preopening expenses	1,302	1,106	2,013	1,923
Depreciation and amortization	3,380	2,290	6,501	4,474
Other expenses	—	161	—	161
Total costs and expenses	44,034	36,253	84,889	69,952
Income (loss) from operations	(738)	(28)	(2,316)	(920)
Interest expense, net	72	46	125	91
Income (loss) before income taxes	(810)	(74)	(2,441)	(1,011)
Income tax expense	25	19	50	7
Net income (loss)	$(835)	$(93)	$(2,491)	$(1,018)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	25.9	26.7	26.3	27.1
Labor	35.8	34.2	35.8	34.5
Occupancy	7.5	6.9	7.9	7.0
Restaurant operating expenses	14.0	13.7	14.2	13.9
General and administrative	7.7	8.7	8.3	9.3
Preopening expenses	3.0	3.1	2.4	2.8
Depreciation and amortization	7.8	6.3	7.9	6.5
Other expenses	0.0	0.4	0.0	0.2
Total costs and expenses	101.7	100.1	102.8	101.3
Income (loss) from operations	(1.7)	(0.1)	(2.8)	(1.3)
Interest expense, net	0.2	0.1	0.2	0.1
Income (loss) before income taxes	(1.9)	(0.2)	(3.0)	(1.5)
Income tax expense	0.1	0.1	0.1	0.0
Net income (loss)	(1.9)%	(0.3)%	(3.0)%	(1.5)%

Certain amounts may not sum due to rounding.

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Restaurant Sales. Restaurant sales increased $7.1 million, or 19.5%, to $43.3 million during the second quarter of 2016 from $36.2 million in the second quarter of 2015, primarily attributable to a 23% increase in the number of operating weeks because of our newly opened restaurants. Our same-store sales increased 2.5% year over year, driven primarily by average check growth resulting from menu price increases in October 2015 and March 2016, favorable menu mix and a slight decrease in traffic. The 2.5% same-store sales growth in the second quarter of 2016 compares to a 1.0% increase in same-store sales in the second quarter of 2015.

Cost of Sales. Cost of sales increased $1.5 million, or 15.9% to $11.2 million in the second quarter of 2016 compared to $9.7 million in the same prior year period. The increase is primarily attributable to our new locations opened since the beginning of the third quarter of 2015. As a percentage of restaurant sales, cost of sales was 25.9% compared to 26.7% in the prior year quarter, primarily reflecting improved kitchen efficiencies for our non-comparable restaurants, leverage on purchasing initiatives and favorable commodity pricing on chicken and certain produce and dairy products compared to last year.

Labor. Labor costs increased $3.1 million, or 24.9%, to $15.5 million year over year compared to $12.4 million during the prior year same quarter. Labor expenses as a percentage of restaurant sales increased to 35.8% compared to 34.2% in the prior year period, reflecting labor inefficiencies from our newly opened locations and wage inflation across many markets in which we operate. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants. However, this expectation will continue to be impacted by wage inflation in many markets.

Occupancy. Occupancy expenses increased $0.8 million or 30.3% to $3.3 million in the second quarter of 2016 from $2.5 million in the prior year same quarter, primarily associated with base rent and common area maintenance charges for new locations. Occupancy expenses as a percentage of restaurant sales were 7.5% in the second quarter of 2016 compared to 6.9% in the second quarter of 2015.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.1 million, or 21.8%, to $6.1 million in the second quarter of 2016 compared to $5.0 million in the second quarter of 2015, primarily due to the additional operating expenses for seven new restaurants opened since the beginning of the third quarter of 2015. Restaurant operating expenses as a percentage of restaurant sales were 14.0% and 13.7% in the second quarter of 2016 and 2015, respectively. The year over year increase was driven primarily by training-related travel costs, repair and maintenance and personal property tax and insurance.

General and Administrative. General and administrative expenses were $3.3 million and $3.1 million in the second quarter of 2016 and 2015, respectively. As a percentage of sales, general and administrative expenses decreased 100 basis points to 7.7% in the second quarter of 2016 compared to 8.7% in the prior year same quarter, reflecting leverage on higher sales volume.

Preopening Expenses. Preopening expense of $1.3 million in the second quarter of 2016 was primarily attributable to the Irvine, California restaurant which opened in April 2016, the Fairfax, Virginia and Minnetonka, Minnesota restaurants which opened in June 2016 and other planned new restaurant openings for the remainder of 2016. Preopening expense of $1.1 million in the second quarter of 2015 was primarily attributable to the Plano, Texas and Arlington, Virginia restaurants which opened in May and June 2015, respectively, and expenses for restaurants that opened in the second half of 2015.

Depreciation and Amortization. Depreciation and amortization expense increased $1.1 million, or 47.6%, to $3.4 million from $2.3 million year over year. Depreciation and amortization expense as a percentage of restaurant sales was 7.8% and 6.3% of restaurant sales in the second quarter of 2016 and 2015, respectively. The increase was primarily attributable to the new restaurants opened or remodeled since the beginning of the third quarter of 2015 partially offset by the impact of certain fully depreciated assets in the second quarter of 2016.

Other Expenses. We recognized $0.2 million of expenses in the second quarter of 2015 related to an expected settlement of a state use tax audit.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with the KeyBank credit facility and interest incurred on borrowings under the credit facility partially offset by interest income earned from cash and cash equivalents and investment balances. Interest expense was higher year over year as we increased our borrowings under the credit facility by $18 million during the first half of 2016, primarily to fund our stock repurchase program and restaurant construction activities.

Income Tax Expense. Income tax expense was $25,000 and $19,000 during the second quarter of 2016 and 2015, respectively, and consisted of state income tax expenses for which no net operating loss carryforwards or other credits exist.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Restaurant Sales. Restaurant sales increased 19.6% to $82.6 million during the first half of 2016 from $69.0 million in the first half of 2015, primarily due to a 23% increase in the number of operating weeks because of newly opened locations and same-store sales growth of 3.1% year over year. The 3.1% same-store sales growth in the first half of 2016 compares to a 1.6% increase in same-store sales in the first half of 2015.

Cost of Sales. Cost of sales increased $3.0 million, or 15.9% to $21.7 million during the first half of 2016 compared to $18.7 million during the same period in the prior year, primarily attributable to ten new locations that opened since the beginning of the first quarter of 2015. As a percentage of restaurant sales, cost of sales was 26.3% compared to 27.1% during the same prior year period, primarily reflecting improved kitchen efficiencies for our non-comparable restaurants and favorable commodity pricing for chicken and certain produce and dairy products year over year.

Labor. Labor costs in the first half of 2016 increased $5.8 million, or 24.4% to $29.6 million compared to $23.8 million in the comparable prior year period, mainly due to incremental labor costs for ten new locations opened since the beginning of the first quarter of 2015. Labor expenses as a percentage of restaurant sales increased to 35.8% compared to 34.5% in the prior year period driven mainly by inefficiencies associated with our newer restaurants as well as higher wages and increased training costs associated with a tight labor market.

Occupancy. Occupancy expenses increased $1.6 million or 33.9% to $6.5 million in the first half of 2016 compared to $4.9 million in the prior year period. Higher base rent and common area maintenance charges associated with the new locations opened since the beginning of the first quarter of 2015 accounted for the majority of the total year over year increase. Occupancy expenses as a percentage of restaurant sales were 7.9% in the first half of 2016 compared to 7.0% in the first half of 2015.

Restaurant Operating Expenses. Restaurant operating expenses increased $2.1 million, or 22.1%, to $11.7 million during the first half of 2016 compared to $9.6 million in the same period in 2015, primarily due to incremental operating expenses associated with new locations opened since the beginning of the first quarter of 2015 Restaurant operating expenses as a percentage of restaurant sales were 14.2% during the first half of 2016 compared to 13.9% in the first half of 2015. The year over year increase was driven primarily by higher marketing, training-related travel costs, repair and maintenance and personal property tax and insurance.

General and Administrative. General and administrative expenses increased by $0.4 million, or 6.6% to $6.9 million from $6.4 million year over year. General and administrative expenses as a percentage of sales decreased to 8.3% in the first half of 2016 compared to 9.3% in the prior year period. Increased payroll, benefit costs and recruiting fees associated with additional headcount investment to support our unit growth expansion and higher legal and professional fees associated with the signing of two international development agreements contributed to the year over year increase in absolute dollars.

Preopening Expenses. Preopening expenses were $2.0 million and $1.9 million in the first half of 2016 and 2015, respectively. Preopening expenses in the first half of 2016 were primarily attributable to the Irvine restaurant which opened in April 2016, the Fairfax and Minnetonka restaurants which opened in June 2016 and other planned new restaurant openings for the remainder of 2016. Preopening expenses in year to date 2015 were primarily attributable to the San Juan restaurant which opened in March 2015 as well as the Plano and Arlington restaurants which opened in May and June 2015, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased $2.0 million or 45.3% to $6.5 million year over year, primarily attributable to the new restaurants opened since the beginning of the first quarter of 2015 and remodeled restaurants partially offset by the impact of certain fully depreciated assets in the first half of 2016. Depreciation and amortization expense as a percentage of restaurant sales was 7.9% and 6.5% of restaurant sales in the first half of 2016 and 2015, respectively.

Other Expenses. Other expenses of $0.2 million in the first half of 2015 primarily related to an expected settlement of a state use tax audit.

Interest Expense, Net. Interest expense increased year over year due to borrowings under the credit facility. We used the majority of the borrowings to fund our stock repurchase program and restaurant construction activities during the first half of 2016. We did not borrow from the credit facility in the first half of 2015.

Income Tax Expense. We recorded income tax expense of $50,000 and $7,000 in year to date 2016 and 2015, respectively. Income tax expense during the first half of 2016 consists of state tax expenses for which no state net operating loss carryforwards and other credits exist. Income tax expense in year to date 2015 relates to state income tax expense for which no net operating loss carryforwards or other credits exist partially offset by refunds primarily associated with previous year federal income tax.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	timing of new restaurant openings and related expenses;
●	fluctuations in commodity and food protein prices;
●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;
●	timing of restaurant remodels and potential lost sales associated with remodel closure;
●	labor availability and wages and benefits for hourly and management personnel;
●	profitability of our restaurants, especially in new markets;
●	increases and decreases in comparable restaurant sales;
●	impairment of long-lived assets and any loss on restaurant closures;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

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

Liquidity and Capital Resources

Currently, our primary ongoing capital requirements are for new restaurant development and remodeling of existing restaurants. Similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash for leasehold improvements, furniture, fixtures and equipment to construct and equip each restaurant. We also require capital resources to maintain our existing base of restaurants, including remodeling, to further expand and strengthen the capabilities of our corporate and information technology infrastructures and for approved stock repurchase programs.

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30, 2016	December 31, 2015
Cash and short-term investments	$3,866	$9,233
Net working capital	$(7,616)	$(5,384)

	Six Months Ended June 30,
	2016	2015
Cash provided by operating activities	$8,816	$4,921
Capital expenditures	$22,538	$14,433

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operations, funds raised in our 2014 public offering of stock and borrowings under our credit facility. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility.

We plan to grow organically through unit expansion. We opened three restaurants during the first half of 2016, all in the second quarter, and expect to open five additional restaurants during the second half of 2016 for a unit growth rate of 22%. We expect to spend approximately $33 million to $35 million in capital expenditures in 2016, net of tenant improvement allowances, for the planned construction and remodel of these restaurants. We are adjusting our projected growth rate for 2017 below our previously targeted growth rate of 20% and believe that a more moderate growth rate will provide us the flexibility to allocate our capital resources, to increase our earnings and to strengthen our balance sheet as well as to focus our time and attention on new restaurant operations and performance.

As of June 30, 2016, we had a working capital deficit of $7.6 million and borrowings under our credit facility of $18 million. We believe existing cash and cash equivalents and short-term investments of $3.9 million, the ability to draw additional amounts on our credit facility subject to compliance with certain covenants and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants during 2016.

 During the second quarter of 2016, we had repurchases of common stock of $8.8 million. This completed our $10 million stock repurchase program that was authorized in November 2015.

Any reduction of our cash flow from operations or an inability to draw on our credit facility may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. Financing to construct new restaurants or remodels for amounts in excess of our current cash and short-term investments and the line of credit availability may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing, to the extent available, may result in dilution to current stockholders and debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

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

During the second quarter of 2016, we increased our borrowings under the credit facility by $13 million. We had $18 million in outstanding borrowings and $17 million available under the credit facility at June 30, 2016, subject to compliance with certain covenants. We may from time to time request that the total revolving credit commitment be increased up to an amount not to exceed $60 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Amended Credit Agreement.

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

We incurred gross interest expense of $129,000 and $49,000 during the quarter ended June 30, 2016 and 2015, consisting of interest incurred on borrowings of $88,000 and none, respectively, loan fee amortization of $21,000 and $21,000, respectively, and commitment fees of $21,000 and $22,000, respectively. Gross interest expense of $182,000 and $94,000 during the six months ended June 30, 2016 and 2015 consisted of interest incurred on borrowings of $95,000 and none, respectively, loan fee amortization of $41,000 and $40,000, respectively, and commitment fees of $46,000 and $44,000, respectively. Unamortized loan fees of $281,000 at June 30, 2016 are being amortized over the life of the credit facility and are included in prepaid expenses and other current assets and in other assets in the consolidated balance sheet. Capitalized interest was $56,000 and none for the three and six months ended June 30, 2016 and 2015, respectively.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, as a result, all borrowings under the credit facility are classified as long-term debt.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. On August 1, 2016, we entered into Amendment No.1 to the Amended Credit Agreement with KeyBank to amend certain components of the leverage ratio calculation to provide us with increased borrowing flexibility under the credit facility and amending certain other financial covenants. As amended, the covenants include (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 4.25 to 1.0 through the maturity date. We were in compliance with all covenants at June 30, 2016 and as of the date of Amendment No. 1.

We have also entered into a non-binding agreement with KeyBank regarding increasing the total revolving credit commitment to $75 million, subject to entering into a definitive agreement and other conditions. The expanded revolving credit commitment would include a provision allowing us to request that the facility be increased by an additional $25 million, subject to agreement of the respective lenders in the lending syndicate.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$8,816	$4,921
Investing activities	(22,557)	(14,502)
Financing activities	8,374	535
Net change in cash and cash equivalents	$(5,367)	$(9,046)

Operating Activities. Our cash flows from operating activities provided $8.8 million and $4.9 million of net cash during the first half of 2016 and 2015, respectively. The year over year change in cash from operating activities is primarily due to the increased net loss, timing of payments and receipt of tenant allowance reimbursements and timing of payments for accounts payable and accrued expenses during the first half of 2016 compared to the same period in 2015.

Investing Activities. Capital expenditures for the first half of 2016 were $22.5 million, primarily associated with our Las Vegas restaurant remodel in the first quarter, costs associated with our Irvine restaurant opened in April 2016, and our Fairfax and Minnetonka restaurants opened in June 2016, residual payments from restaurants opened during the fourth quarter of 2015 as well as construction and architecture and design costs associated with our other planned new restaurants and remodels for the remainder of 2016. Capital expenditures for the six months ended June 30, 2015 were $14.4 million, primarily associated with our San Juan, Plano and Arlington restaurants opened during the first half of 2015, our Denver remodel and architecture, design and construction-related costs associated with our four new restaurants that opened in the second half of 2015.

Financing Activities. Net cash provided by financing activities during the first half of 2016 consisted of $18.0 million of borrowings under our credit facility and $0.1 million of proceeds from stock option exercises, partially offset by $9.8 million cash outflow for the repurchase of our common stock. Net cash provided by financing activities during the first half of 2015 consisted primarily of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements or obligations.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2016 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, Macadamia filed a Motion for Summary Judgment requesting judgment in its favor on all claims asserted against it by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. The case is proceeding in the Circuit Court. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In November 2015, our Board of Directors authorized a repurchase program of up to $10 million of our outstanding common stock. As of June 30, 2016, we completed the $10 million stock repurchase program with the purchase and retirement of 832,937 shares under the 2015 authorization, including $8.8 million or 734,337 shares during the quarter ended June 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
May 2016	528,234	$11.79	528,234	$2,551,000
June 2016	206,103	$12.36	206,103	$-
Total	734,337	$11.95	734,337

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit
10.40	Amendment No. 1 to Amended and Restated Credit Agreement by and among Kona Grill, Inc. as borrower, the Lending Institutions named therein (as Lenders) and KeyBank National Association (as the Administrative Agent) dated as of August 1, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

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

Date: August 9, 2016