Form 10-Q/A
period 2016-06-30
KONA GRILL INC
filed 2016-08-12
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q/A

(Amendment No. 1)

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

KONA GRILL, INC.

TABLE OF CONTENTS

EXPLANATORY NOTE

The Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 (the “Second Quarter 10-Q”), as filed on August 10, 2016, did not include certifications under Section 906 of the Sarbanes-Oxley Act of 2002 (“SOX”), solely as a result of an ongoing evaluation of an auditor independence matter related to its independent registered public accounting firm, Ernst & Young LLP (“EY”), a member of Ernst & Young Global Limited (“EYG”). On August 8, 2016, EY advised the Company that it discovered that RBC Global Asset Management (U.S.) Inc. (“RBC GAM”) had become the holder of greater than 10% of the Company’s outstanding common stock. An affiliate of RBC GAM is one of the bank lenders to another member firm of EYG, and this matter raised a question as to whether EY’s independence had been impaired. As a result of this question, the SOX 906 certifications could not be included.

On August 10, 2016, RBC GAM indicated that it no longer holds more than 10% of the Company’s outstanding common stock. The Company, its audit committee and EY have assessed the impact of the above factors on EY’s objectivity and judgment in light of all of the facts and circumstances, including the fact that RBC GAM is not the entity that serves as a lender to EY, the length of time during which the beneficial ownership by RBC GAM exceeded 10% of the Company’s outstanding common stock, and other factors considered relevant. EY has concluded that this matter did not impair its objectivity or judgment. The audit committee has concurred with EY’s conclusion.

This amended Form 10-Q satisfies Rule 10-01(d) of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. As a result, this amended Form 10-Q includes certifications under Section 906 of SOX.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$3,688	$9,055
Short-term investments	178	178
Receivables	2,178	1,574
Inventory	1,964	1,865
Prepaid expenses and other current assets	633	774
Total current assets	8,641	13,446
Other assets	1,124	1,146
Property and equipment, net	100,566	87,252
Total assets	$110,331	$101,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,677	$4,548
Accrued expenses	12,580	14,282
Total current liabilities	16,257	18,830
Long term debt	18,000	—
Deferred rent and other long term liabilities	24,877	20,323
Total liabilities	59,134	39,153
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,597,112 shares issued and 10,480,912 shares outstanding at June 30, 2016; 11,387,724 shares issued and 11,271,524 shares outstanding at December 31, 2015	106	114
Additional paid-in capital	89,187	98,182
Accumulated deficit	(37,096)	(34,605)
Treasury stock, at cost, 116,200 shares at June 30, 2016 and December 31, 2015	(1,000)	(1,000)
Total stockholders’ equity	51,197	62,691
Total liabilities and stockholders’ equity	$110,331	$101,844

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q/A and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

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
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (iv) the notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: August 12, 2016