Form 10-Q
period 2016-09-30
KONA GRILL INC
filed 2016-11-01
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Yes ☐      No ☒

As of October 31, 2016, there were 10,542,278 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$6,143	$9,055
Short-term investments	178	178
Receivables	2,905	1,574
Inventory	2,041	1,865
Prepaid expenses and other current assets	792	774
Total current assets	12,059	13,446
Other assets	1,172	1,146
Property and equipment, net	107,907	87,252
Total assets	$121,138	$101,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,599	$4,548
Accrued expenses	15,029	14,282
Total current liabilities	18,628	18,830
Long term debt	25,000	—
Deferred rent and other long term liabilities	28,562	20,323
Total liabilities	72,190	39,153

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,658,478 shares issued and 10,542,278 shares outstanding at September 30, 2016; 11,387,724 shares issued and 11,271,524 shares outstanding at December 31, 2015	107	114
Additional paid-in capital	89,492	98,182
Accumulated deficit	(39,651)	(34,605)
Treasury stock, at cost, 116,200 shares at September 30, 2016 and December 31, 2015	(1,000)	(1,000)
Total stockholders’ equity	48,948	62,691
Total liabilities and stockholders’ equity	$121,138	$101,844

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Restaurant sales	$43,358	$35,925	$125,931	$104,957
Costs and expenses:
Cost of sales	11,602	9,812	33,316	28,552
Labor	16,005	12,687	45,602	36,471
Occupancy	3,499	2,638	10,006	7,496
Restaurant operating expenses	6,269	5,238	17,973	14,824
General and administrative	3,127	3,101	9,980	9,527
Preopening expenses	1,430	1,379	3,443	3,302
Depreciation and amortization	3,837	2,471	10,338	6,945
Other expenses	—	—	—	161
Total costs and expenses	45,769	37,326	130,658	107,278
Income (loss) from operations	(2,411)	(1,401)	(4,727)	(2,321)
Interest expense, net	138	42	263	133
Income (loss) before income taxes	(2,549)	(1,443)	(4,990)	(2,454)
Income tax expense	6	25	56	32
Net income (loss)	$(2,555)	$(1,468)	$(5,046)	$(2,486)

Net income (loss) per share:
Basic	$(0.24)	$(0.13)	$(0.46)	$(0.22)
Diluted	$(0.24)	$(0.13)	$(0.46)	$(0.22)

Weighted average shares used in computation:
Basic	10,500	11,277	10,897	11,261
Diluted	10,500	11,277	10,897	11,261

Comprehensive income (loss)	$(2,555)	$(1,468)	$(5,046)	$(2,486)

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net income (loss)	$(5,046)	$(2,486)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,338	6,945
Stock-based compensation	942	1,019
Amortization of deferred financing costs	62	61
Change in operating assets and liabilities:
Receivables	(1,330)	(1,558)
Inventory	(176)	(121)
Prepaid expenses and other current assets	(18)	111
Accounts payable	(78)	(510)
Accrued expenses	1,541	(16)
Deferred rent and other long term liabilities	8,239	3,351
Net cash provided by operating activities	14,474	6,796

Investing activities
Purchase of property and equipment	(32,659)	(28,062)
Change in other assets	(88)	(83)
Net cash used in investing activities	(32,747)	(28,145)

Financing activities
Borrowings under credit facility	25,000	—
Purchase and retirement of common stock	(9,773)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	358	554
Payment for withholding tax from net settled stock option exercise	(224)	—
Net cash provided by financing activities	15,361	554

Net change in cash and cash equivalents	(2,912)	(20,795)
Cash and cash equivalents at the beginning of the period	9,055	36,578
Cash and cash equivalents at the end of the period	$6,143	$15,783

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$145	$76
Cash paid for income taxes, net of refunds	$18	$32

Noncash investing activities
Accounts payable and accruals related to property and equipment	$5,601	$7,671

See accompanying notes to condensed consolidated financial statements.

 KONA GRILL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.    Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) develops, owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a global menu of contemporary American favorites, award-winning sushi, and specialty cocktails. As of September 30, 2016, we owned and operated 42 restaurants in 22 states and Puerto Rico. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In February and April 2016, we entered into franchise agreements for the development of six Kona Grill restaurants in Mexico and six restaurants in the United Arab Emirates. Territory and franchise fees received in conjunction with these agreements are recorded as deferred revenue and included in “Deferred rent and other long term liabilities” in our consolidated balance sheets. Territory fees are recognized as income on a pro-rata basis at the same time the individual franchise fees for each location are considered earned, typically when the individual franchise unit is opened. We have not recognized any franchise related income in the nine months ended September 30, 2016.

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

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. However, the guidance in ASU 2015-15, issued in August 2015, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, prescribes that deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset, while debt issuance costs in the scope of ASU 2015-03 do not. As such, the Company will continue to present the costs associated with its asset-based revolving credit facility as an asset. Debt issuance costs associated with the Company’s asset-based revolving credit facility of $260,000 as of September 30, 2016 are included in prepaid expenses and other current assets and other assets in the condensed consolidated balance sheet.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments as stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. We are currently evaluating the timing and the impact of adopting the standard, as the amendments in this ASU could impact the way we report certain items in our statement of cash flows.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(2,555)	$(1,468)	$(5,046)	$(2,486)
Denominator:
Weighted average shares — Basic	10,500	11,277	10,897	11,261
Effect of dilutive stock options	—	—	—	—
Weighted average shares — Diluted	10,500	11,277	10,897	11,261
Net income (loss) per share:
Basic	$(0.24)	$(0.13)	$(0.46)	$(0.22)
Diluted	$(0.24)	$(0.13)	$(0.46)	$(0.22)

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 658,000 and 356,000, respectively, for the three months ended September 30, 2016 and 2015, and 694,000 and 291,000, respectively, for the nine months ended September 30, 2016 and 2015.

4.   Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Leasehold improvements	$118,903	$96,473
Equipment	31,451	25,825
Furniture and fixtures	13,724	11,126
	164,078	133,424
Less accumulated depreciation and amortization	(64,373)	(54,027)
	99,705	79,397
Construction in progress	8,202	7,855
Total property and equipment, net	$107,907	$87,252

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. Capitalized costs were $395,000 and $197,000 in the three months ended September 30, 2016 and 2015, respectively, and $1,018,000 and $577,000 in the nine months ended September 30, 2016 and 2015, respectively.

5.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll and benefits	$4,582	$3,786
Accrued construction and remodel costs(1)	4,221	5,017
Gift card liability	2,359	2,309
Sales taxes	1,764	1,678
Accrued occupancy	578	296
Business and income taxes	455	321
Other	1,070	875
Total accrued expenses	$15,029	$14,282

(1)     Balance is attributable to property additions for our new restaurants and remodels.

6.   Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank and Zions First National Bank. See Note 11 “Subsequent Event”.

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

At September 30, 2016, prior to the execution of the Second Amended Credit Agreement, we had $25 million in outstanding borrowings and $10 million available under the credit facility, subject to compliance with certain covenants. We incurred gross interest expense of $138,000 and $43,000 during the quarter ended September 30, 2016 and 2015, consisting of interest incurred on borrowings of $236,000 and none, respectively, loan fee amortization of $21,000 and $21,000, respectively, and commitment fees of $11,000 and $22,000, respectively. Gross interest expense of $264,000 and $137,000 during the nine months ended September 30, 2016 and 2015 consisted of interest incurred on borrowings of $271,000 and none, respectively, loan fee amortization of $62,000 and $61,000, respectively, and commitment fees of $57,000 and $66,000, respectively. Unamortized loan fees of $260,000 at September 30, 2016 are amortized over the life of the credit facility and are included in prepaid expenses and other current assets, and other assets in the condensed consolidated balance sheet. Capitalized interest was $66,000 and $126,000 for the three and nine months ended September 30, 2016, respectively. We did not capitalize any interest for the three and nine months ended September 30, 2015.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, as a result, all borrowings under the credit facility are classified as long-term debt.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 5.0 to 1.0 through March 31, 2016 and 4.75 to 1.0 from April 1, 2016 through the maturity date. On August 1, 2016, we entered into Amendment No.1 to the Amended Credit Agreement with KeyBank to amend certain components of the leverage ratio calculation to provide us with increased borrowing flexibility under the credit facility and amending certain other financial covenants. Under Amendment No. 1, the covenants continued to require a fixed charge coverage ratio of not less than 1.50. As amended, the covenants included a maximum leverage ratio of 4.25 to 1.0 through the maturity date. On September 26, 2016, KeyBank issued a waiver related to the fixed charge coverage ratio for the three months ended June 30, 2016 and September 30, 2016. In the Second Amended Credit Agreement entered into on October 12, 2016, (see Note 11, “Subsequent Events”) certain components of the fixed charge coverage ratio have been revised to address the component that necessitated the waiver. Other than the fixed charge coverage ratio for the three months ended September 30, 2016, for which we obtained a waiver, we were in compliance with all covenants at September 30, 2016.

7.     Income Taxes

We recorded income tax expense of $6,000 and $25,000 during the three months ended September 30, 2016 and 2015, and $56,000 and $32,000 during the nine months ended September 30, 2016 and 2015, respectively. The income tax expense for the three and nine months ended September 30, 2016 and 2015 consists of state income tax expenses for which no net operating losses or other credits exist. The income tax expense for the nine months ended September 30, 2015 also includes refunds primarily associated with prior year state income tax.

At September 30, 2016, we had approximately $21 million in deferred tax assets primarily related to net operating loss carryforwards and federal business tax credit carryforwards. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.     Stock-Based Compensation

The fair value of stock options granted during the nine months ended September 30, 2016 and 2015 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	45.2%	40.7%
Risk-free interest rate	0.9%	0.9%
Expected option life (in years)	3.2	3.0
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$4.57	$6.67

The following table summarizes our stock option activity for the nine months ended September 30, 2016:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2015	961,468	$15.15
Granted	251,532	14.26
Forfeited	(96,994)	10.73
Exercised	(82,206)	6.75
Outstanding options at September 30, 2016	1,033,800	$16.02	2.8	$1,116,000
Exercisable at September 30, 2016	526,117	$13.58	2.0	$976,000

We recognized stock-based compensation expense of $320,000 and $356,000 in the three months ended September 30, 2016 and 2015, respectively, and $942,000 and $1,019,000 in the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, there was $2,157,000 of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.4 years.

The total shares of common stock reserved for issuance totaled 3,700,000, of which 1,412,000 shares were available for grant as of September 30, 2016.

9.     Stock Purchase Program and Stockholders Rights Plan

In November 2015, our Board of Directors authorized a repurchase program of up to $10 million of our outstanding common stock. We completed the $10 million stock repurchase program in June 2016 with the purchase and retirement of 832,937 shares under the 2015 authorization.

In October 2016, our Board of Directors authorized an additional stock repurchase of up to $5,000,000 of outstanding common stock.

On September 6, 2016, our Board of Directors approved the declaration of a dividend of one purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock of the Company (the “Preferred Stock”) at a price of $55.94 per share (the “Purchase Price”), subject to adjustment, under certain conditions specified in the Rights Agreement. Rights will be exercisable only if a person or group acquires 9.9% or more of the Company’s common stock (subject to certain exceptions), and thus becomes an “Acquiring Person” under the Rights Plan. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, affiliates and associates of the Acquiring Person and certain transferees thereof (which will thereupon become null and void), will thereafter have the right to receive upon exercise of a Right, for the exercise price of the Right, in lieu of preferred stock, shares of Common Stock of the Company having a market value equal to twice such exercise price. The Rights are not exercisable until the Distribution Date, as defined in the Rights Agreement filed on Form 8-K on September 6, 2016. The Rights will expire on September 6, 2019, unless the Rights are earlier redeemed or exchanged by the Company, or upon the occurrence of certain transactions.

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, Macadamia filed a Motion for Summary Judgment requesting judgment in its favor on all claims asserted against it by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. The case is proceeding in the Circuit Court and a trial date has been set for June 12, 2017. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

11.  Subsequent Event

On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank and Zions First National Bank to (i) increase the credit facility from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the credit facility to October 12, 2021. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility.

The interest rate under the Second Amended Credit Agreement is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 1.75% to 2.75% and the base rate margins range from 0.75% to 1.75%. Payments on the Term Loan are due quarterly and subject to acceleration upon certain events as defined in the Second Amended Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. The commitment fee is payable quarterly in arrears.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 4.25 to 1.0 through the maturity date. We may from time to time request that the total revolving credit commitment under the Second Amended Credit Agreement be increased up to an amount not to exceed $85 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Second Amended Credit Agreement.

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

Overview

We currently own and operate 43 restaurants located in 23 states and Puerto Rico. Our high-volume upscale casual restaurants feature a global menu of contemporary American favorites, award-winning sushi and specialty cocktails. Our menu items are freshly prepared and incorporate over 40 signature sauces and dressings that we make from scratch at each restaurant location, creating broad-based appeal for the lifestyle and taste trends of a diverse group of customers. We believe that our diverse menu and generous portions, combined with an average check of approximately $26 per person, offer our customers an attractive price-value proposition.

We plan to grow organically through unit expansion. We achieved a unit growth rate of over 20% for 2014 and 2015 and expect to achieve a similar growth rate for 2016. We opened five restaurants during the first nine months of 2016 and expect to open three restaurants during the fourth quarter of 2016, one of which was opened in October 2016, for a unit growth rate of 22%. We are adjusting our projected growth rate for 2017 below our previously targeted growth rate of 20% and believe that a more moderate growth rate will provide us the flexibility to allocate capital resources, increase our earnings and strengthen our balance sheet as well as to focus our time and attention on new restaurant operations and performance.

We continue to execute our strategy for international market franchise expansion. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond through franchising. During the first half of 2016, we announced agreements for the development and franchising of six Kona Grill restaurants in Mexico and six restaurants in the United Arab Emirates over the next seven years. We expect our first international franchised location to open during the first nine months of 2017.

Our same-store sales increased 0.7% in the third quarter of 2016 compared to a 1.6% increase in same-store sales in the third quarter of 2015. We have generated positive same-store sales in 24 of the last 25 quarters. The average unit volume of restaurant sales for our comparable base restaurants was $1.1 million in both the third quarters of 2016 and 2015. We generated a loss from operations of $2.4 million and $1.4 million and net loss of $2.6 million and $1.5 million in the third quarter of 2016 and 2015, respectively. A significant driver of the higher net loss was due to higher operating and labor costs, in addition to higher depreciation and amortization expense attributable to new restaurant and remodeling activities.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased 7.8% to $6.0 million in the third quarter of 2016 from $5.6 million in the third quarter of 2015. Restaurant operating profit as a percentage of restaurant sales was 13.8% in the third quarter of 2016, and included new restaurant operating inefficiencies for 12 restaurants in the non-comparable restaurant base, five of which were opened during 2016. Restaurant operating profit as a percentage of restaurant sales was 15.4% in the third quarter of 2015, and included new restaurant operating inefficiencies for ten restaurants in the non-comparable restaurant base. Our Adjusted EBITDA, defined as income (loss) from operations plus depreciation and amortization, preopening expenses, stock-based compensation and other, was $3.2 million and $2.8 million in the third quarter of 2016 and 2015, respectively an increase of 13.2% from the prior year period. Adjusted EBITDA as a percentage of restaurant sales was 7.3% in the third quarter of 2016 compared to 7.8% in the third quarter of 2015, primarily attributable to higher labor costs and incremental operating costs for recently opened restaurants. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including reconciliation to our income (loss) from operations.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2016 and 2015. There were 30 and 25 restaurants in the comparable restaurant base as of September 30, 2016 and 2015, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Restaurant sales growth	20.7%	19.6%	20.0%	19.9%
Same-store sales percentage change (1)	0.7%	1.6%	2.2%	1.6
Average unit volume (in thousands) (2)	$1,129	$1,111	$3,463	$3,404
Sales per square foot (2)	$158	$154	$481	$473
Restaurant operating profit (in thousands) (3)	$5,983	$5,550	$19,034	$17,614
Restaurant operating profit as a percentage of sales (3)	13.8%	15.4%	15.1%	16.8%
Adjusted EBITDA (in thousands) (4)	$3,176	$2,805	$9,996	$9,106
Adjusted EBITDA as a percentage of sales (4)	7.3%	7.8%	7.9%	8.7%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income (loss) from operations	$(2,411)	$(1,401)	$(4,727)	$(2,321)
Depreciation and amortization	3,837	2,471	10,338	6,945
Preopening expenses	1,430	1,379	3,443	3,302
Stock-based compensation	320	356	942	1,019
Other expenses	—	—	—	161
Adjusted EBITDA	$3,176	$2,805	$9,996	$9,106
General and administrative	3,127	3,101	9,980	9,527
Stock-based compensation	(320)	(356)	(942)	(1,019)
Restaurant operating profit	$5,983	$5,550	$19,034	$17,614

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (loss) from operations	(5.6)%	(3.9)%	(3.7)%	(2.2)%
Depreciation and amortization	8.8	6.9	8.2	6.6
Preopening expenses	3.3	3.8	2.7	3.1
Stock-based compensation	0.7	1.0	0.7	1.0
Other expenses	—	—	—	0.2
Adjusted EBITDA	7.3	7.8	7.9	8.7
General and administrative	7.2	8.6	7.9	9.1
Stock-based compensation	(0.7)	(1.0)	(0.7)	(1.0)
Restaurant operating profit	13.8%	15.4%	15.1%	16.8%

Certain amounts may not sum due to rounding.

 Results of Operations

The following tables set forth, for the periods indicated, certain items from our financial statements and the percentage of restaurant sales for those items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Restaurant sales	$43,358	$35,925	$125,931	$104,957
Costs and expenses:
Cost of sales	11,602	9,812	33,316	28,552
Labor	16,005	12,687	45,602	36,471
Occupancy	3,499	2,638	10,006	7,496
Restaurant operating expenses	6,269	5,238	17,973	14,824
General and administrative	3,127	3,101	9,980	9,527
Preopening expenses	1,430	1,379	3,443	3,302
Depreciation and amortization	3,837	2,471	10,338	6,945
Other expenses	-	-	-	161
Total costs and expenses	45,769	37,326	130,658	107,278
Income (loss) from operations	(2,411)	(1,401)	(4,727)	(2,321)
Interest expense, net	138	42	263	133
Income (loss) before income taxes	(2,549)	(1,443)	(4,990)	(2,454)
Income tax expense	6	25	56	32
Net income (loss)	$(2,555)	$(1,468)	$(5,046)	$(2,486)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Restaurant sales	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.8	27.3	26.5	27.2
Labor	36.9	35.3	36.2	34.7
Occupancy	8.1	7.3	7.9	7.1
Restaurant operating expenses	14.5	14.6	14.3	14.1
General and administrative	7.2	8.6	7.9	9.1
Preopening expenses	3.3	3.8	2.7	3.1
Depreciation and amortization	8.8	6.9	8.2	6.6
Other expenses	0.0	0.0	0.0	0.2
Total costs and expenses	105.6	103.9	103.7	102.2
Income (loss) from operations	(5.6)	(3.9)	(3.7)	(2.2)
Interest expense, net	0.3	0.1	0.2	0.1
Income (loss) before income taxes	(5.9)	(4.0)	(4.0)	(2.3)
Income tax expense	0.0	0.1	0.0	0.0
Net income (loss)	(5.9)%	(4.1)%	(4.0)%	(2.4)%

Certain amounts may not sum due to rounding.

Three Months Ended September 30, 2016 Compared with Three Months Ended September 30, 2015

Restaurant Sales. Restaurant sales increased $7.4 million, or 20.7%, to $43.4 million during the third quarter of 2016 from $35.9 million in the third quarter of 2015, primarily attributable to a 26.4% increase in the number of operating weeks from nine restaurants opened since the fourth quarter of 2015. Same-store sales increased 0.7% year-over-year, driven primarily by average check growth resulting from menu price increases in October 2015 and March 2016 and favorable menu mix, partially offset by a slight decrease in customer traffic. The 0.7% same-store sales growth in the third quarter of 2016 compares to a 1.6% increase in same-store sales in the third quarter of 2015.

Cost of Sales. Cost of sales increased $1.8 million, or 18.2% to $11.6 million in the third quarter of 2016 compared to $9.8 million in the same prior year period. The increase is primarily attributable to nine new locations opened since the fourth quarter of 2015. As a percentage of restaurant sales, cost of sales was 26.8% compared to 27.3% in the prior year quarter, primarily reflecting leverage on purchasing initiatives and favorable commodity pricing on poultry, produce and dairy products compared to last year.

Labor. Labor costs increased $3.3 million, or 26.2%, to $16.0 million during the third quarter of 2016 compared to $12.7 million during the prior year period. The increase is primarily attributable to nine new locations opened since the fourth quarter of 2015. Labor expenses as a percentage of restaurant sales increased to 36.9% compared to 35.3% in the prior year period, reflecting labor inefficiencies from our newly opened locations and wage inflation across many markets in which we operate. We expect labor costs as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management teams become more efficient in operating their restaurants. However, this expectation will continue to be impacted by wage inflation and changes in minimum wage and overtime laws.

Occupancy. Occupancy expenses increased $0.9 million or 32.7% to $3.5 million in the third quarter of 2016 from $2.6 million in the prior year period, primarily associated with base rent, common area maintenance charges and real estate taxes for nine new locations opened since the fourth quarter of 2015. Occupancy expenses as a percentage of restaurant sales were 8.1% in the third quarter of 2016 compared to 7.3% in the third quarter of 2015.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.1 million, or 19.7%, to $6.3 million in the third quarter of 2016 compared to $5.2 million in the third quarter of 2015, primarily due to the additional operating expenses for nine new restaurants opened since the fourth quarter of 2015. Restaurant operating expenses as a percentage of restaurant sales were 14.5% and 14.6% in the third quarter of 2016 and 2015, respectively.

General and Administrative. General and administrative expenses were $3.1 million in both the third quarter of 2016 and 2015. As a percentage of sales, general and administrative expenses decreased 140 basis points to 7.2% in the third quarter of 2016 compared to 8.6% in the prior year period, primarily reflecting leverage on higher sales volume and lower incentive compensation.

Preopening Expenses. Preopening expense of $1.4 million in the third quarter of 2016 was primarily attributable to two restaurant openings during the third quarter and training, non-cash rent and other costs associated with three restaurants scheduled to open in the fourth quarter of 2016. Preopening expense of $1.4 million in the third quarter of 2015 was primarily attributable to training, non-cash rent and other costs for four restaurants that opened in the fourth of 2015.

Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million, or 55.3%, to $3.8 million from $2.5 million in the prior year period. Depreciation and amortization expense as a percentage of restaurant sales was 8.8% and 6.9% of restaurant sales in the third quarter of 2016 and 2015, respectively. The increase was primarily attributable to nine new restaurants opened since the beginning of the fourth quarter of 2015 and depreciation expense for two restaurants that were remodeled during the past twelve months.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with the KeyBank credit facility and interest incurred on borrowings under the credit facility partially offset by interest income earned from cash and cash equivalents and investment balances. Interest expense was higher compared to the prior year period as we had higher borrowings under the credit facility during the three months ended September 30, 2016, primarily to fund new restaurant construction and our stock repurchase program.

Income Tax Expense. Income tax expense was $6,000 and $25,000 for the three months ended September 30, 2016 and 2015, respectively, and consisted of state income tax expenses for which no net operating loss carryforwards or other credits exist.

Nine Months Ended September 30, 2016 Compared with Nine Months Ended September 30, 2015

Restaurant Sales. Restaurant sales increased 20.0% to $125.9 million for the nine months ended September 30, 2016 from $105.0 million in the prior year period, primarily due to a 23.8% increase in the number of operating weeks from 12 restaurants opened since the beginning of 2015 and same-store sales growth of 2.2%. The 2.2% same-store sales growth in the first nine months of 2016 compares to a 1.6% increase in same-store sales in the first nine months of 2015.

Cost of Sales. Cost of sales increased $4.8 million, or 16.7% to $33.3 million for the nine months ended September 30, 2016 compared to $28.6 million during the same period in the prior year, primarily attributable to 12 new locations that opened since the beginning of 2015. As a percentage of restaurant sales, cost of sales was 26.5% compared to 27.2% during the prior year period, primarily reflecting favorable commodity pricing for poultry, produce and dairy products and purchasing leverage associated with our larger base of restaurants.

Labor. Labor costs for the nine months ended September 30, 2016 increased $9.1 million, or 25.0% to $45.6 million compared to $36.5 million in the prior year period, mainly due to incremental labor costs for 12 new locations opened since the beginning of 2015. Labor expenses as a percentage of restaurant sales increased to 36.2% compared to 34.7% in the prior year period driven mainly by inefficiencies associated with our newer restaurants as well as higher wages and increased training costs associated with a tight labor market and changes in state minimum wage laws.

Occupancy. Occupancy expenses increased $2.5 million or 33.5% to $10.0 million in the first nine months of 2016 compared to $7.5 million in the prior year period. Higher base rent and common area maintenance charges associated with 12 locations opened since the beginning of 2015 accounted for the majority of the total year-over-year increase. Occupancy expenses as a percentage of restaurant sales were 7.9% in year-to-date 2016 compared to 7.1% in the same prior year period.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.1 million, or 21.2%, to $18.0 million during the first nine months of 2016 compared to $14.8 million in the prior year period, primarily due to incremental operating expenses associated with 12 new restaurants opened since the beginning of 2015. Restaurant operating expenses as a percentage of restaurant sales were 14.3% for the nine months ended September 30, 2016 compared to 14.1% in for the nine months ended September 30, 2015. The year-over-year increase was driven primarily by higher training-related travel costs, repair and maintenance, professional service fees and personal property taxes.

General and Administrative. General and administrative expenses increased by $0.5 million, or 4.8% to $10.0 million from $9.5 million year-over-year. Increased payroll and benefit costs to support our unit growth expansion and higher legal and professional fees associated with the signing of two international development agreements contributed to the year-over-year increase in absolute dollars. General and administrative expenses as a percentage of sales decreased to 7.9% for the nine months ended September 30, 2016 compared to 9.1% in the prior year period reflecting leverage on a higher sales base.

Preopening Expenses. Preopening expenses were $3.4 million and $3.3 million for the nine months ended September 30, 2016 and 2015, respectively. Preopening expenses in year-to-date 2016 were primarily attributable to five restaurants opened during the first nine months of 2016 and three restaurants scheduled to open during the fourth quarter of 2016. Preopening expenses for the nine months ended September 30, 2015 were primarily attributable to three restaurants opened during the first nine months of 2015 and four restaurants that opened during the fourth quarter of 2015.

Depreciation and Amortization. Depreciation and amortization expense increased $3.4 million or 48.9% to $10.3 million year-over-year, primarily attributable to 12 new restaurants opened since the beginning of 2015 and two remodeled restaurants. Depreciation and amortization expense as a percentage of restaurant sales was 8.2% and 6.6% of restaurant sales in the first nine months of 2016 and 2015, respectively.

Other Expenses. Other expenses of $0.2 million in the first nine months of 2015 primarily related to an expected settlement of a state use tax audit.

Interest Expense, Net. Interest expense increased year-over-year due to borrowings under the credit facility. We used the majority of the borrowings to fund new restaurant construction and remodel activities and our stock repurchase program during the first nine months of 2016. We did not borrow from the credit facility in the first nine months of 2015.

Income Tax Expense. We recorded income tax expense of $56,000 and $32,000 for the nine months ended September 30, 2016 and 2015, respectively. Income tax expense during the first nine months of 2016 consists of state tax expenses for which no state net operating loss carryforwards and other credits exist. Income tax expense for the nine months ended September 30, 2015 relates to state income tax expense for which no net operating loss carryforwards or other credits exist partially offset by refunds primarily associated with previous year state income tax.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30, 2016	December 31, 2015
Cash and short-term investments	$6,321	$9,233
Net working capital deficit	$(6,569)	$(5,384)

	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities	$14,474	$6,796
Capital expenditures	$32,659	$28,062

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

We plan to grow organically through unit expansion. We opened five restaurants during the first nine months of 2016 and expect to open three additional restaurants during the fourth quarter of 2016 for a unit growth rate of 22%. We expect to spend approximately $32 million to $34 million in capital expenditures in 2016, net of tenant improvement allowances, for the planned construction and remodel of our restaurants. We are adjusting our projected growth rate for 2017 below our previously targeted growth rate of 20% and believe that a more moderate growth rate will provide us the flexibility to allocate our capital resources, to increase our earnings and to strengthen our balance sheet as well as to focus our time and attention on new restaurant operations and performance.

As of September 30, 2016, we had a working capital deficit of $6.6 million and borrowings under our credit facility of $25 million. We believe existing cash and cash equivalents and short-term investments of $6.3 million, the ability to draw additional borrowings under our recently amended $60 million credit facility, subject to compliance with certain covenants, and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants during 2016.

 During the first half of 2016, we repurchased $9.8 million of common stock and completed our $10 million stock repurchase program in June 2016.

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

Debt and Credit Agreements

On April 19, 2013, we entered into a Credit Agreement for a $20 million revolving line of credit maturing on April 19, 2017 with KeyBank National Association (“KeyBank”) and Stearns Bank National Association (“Stearns Bank”). On November 7, 2014, we entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with KeyBank to (i) increase the credit facility from $20 million to $35 million, and (ii) extend the maturity date of the credit facility to November 7, 2019. On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank and Zions First National Bank to (i) increase the credit facility from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the credit facility to October 12, 2021. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. See “Subsequent Events” in Note 11 of the Notes to the Condensed Consolidated Financial Statements.

The interest rate under the Second Amended Credit Agreement is KeyBank’s prime rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 1.75% to 2.75% and the base rate margins range from 0.75% to 1.75%. Payments on the Term Loan are due quarterly and subject to acceleration upon certain events as defined in the Second Amended Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. The commitment fee is payable quarterly in arrears.

The credit facility also requires us to comply with certain covenants, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 4.25 to 1.0 through the maturity date. We may from time to time request that the total revolving credit commitment under the Second Amended Credit Agreement be increased up to an amount not to exceed $85 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Second Amended Credit Agreement. See “Debt and Credit Agreements” in Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion on our debt and credit agreements.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the periods presented (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):
Operating activities	$14,474	$6,796
Investing activities	(32,747)	(28,145)
Financing activities	15,361	554
Net change in cash and cash equivalents	$(2,912)	$(20,795)

Operating Activities. Our cash flows from operating activities provided $14.5 million and $6.8 million of net cash during the first nine months of 2016 and 2015, respectively. The year-over-year change in cash from operating activities is primarily due to timing of receipt of tenant allowance reimbursements and timing of payments for accounts payable and accrued expenses during the first nine months of 2016 compared to the same period in 2015.

Investing Activities. Capital expenditures for the nine months ended September 30, 2016 were $32.7 million, primarily attributed to costs associated with five restaurants opened during the year, costs for our Las Vegas restaurant remodel, residual payments from restaurants opened during the fourth quarter of 2015 as well as construction and architecture and design costs associated with planned new restaurant openings for the remainder of 2016 and first half of 2017. Capital expenditures for the nine months ended September 30, 2015 were $28.1 million, primarily associated with our San Juan, Plano and Arlington restaurants opened during the first nine months of 2015, our Denver remodel and architecture, design and construction-related costs associated with four new restaurants that opened in the fourth quarter of 2015.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2016 consisted of $25.0 million of borrowings under our credit facility and $0.1 million of net proceeds from stock option exercises, partially offset by $9.8 million in cash outflows for the repurchase of our common stock. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted primarily of proceeds from stock option exercises.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements or obligations.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2016 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

See “Commitments and Contingencies” in Note 10 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

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
3.1

Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Kona Grill, Inc. filed with the Secretary of State of the State of Delaware on September 7, 2016 (incorporated by reference from Form 8-K filed September 7, 2016)

4.1	Rights Agreement dated September 6, 2016 by and between Kona Grill, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference from Form 8-K filed September 7, 2016)
10.1	Second Amended and Restated Credit Agreement dated as of October 12, 2016 (incorporated by reference from Form 8-K filed October 18, 2016)
10.2	Amended and Restated Pledge and Security Agreement dated as of October 12, 2016 (incorporated by reference from Form 8-K filed October 18, 2016)

10.3	Amended and Restated Subsidiary Guaranty dated as of October 12, 2016 (incorporated by reference from Form 8-K filed October 18, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: November 1, 2016