Form 10-K
period 2016-12-31
KONA GRILL INC
filed 2017-03-14
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 001-34082
Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7150 East Camelback Road, Suite 333
Scottsdale, Arizona 85251
(480) 922-8100
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, par value $0.01 per share Preferred Stock Purchase Rights	Name of Each Exchange on Which Registered NASDAQ Global Market NASDAQ Global Market

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

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was $72,500,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2017, there were 10,081,444 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2016, are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2016

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

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) currently owns and operates 45 upscale casual restaurants in 23 states and Puerto Rico. Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambiance that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our high-volume upscale casual restaurants feature a global menu of contemporary American favorites, award-winning sushi and specialty cocktails. Our menu items are prepared from scratch at each restaurant location and incorporate over 40 signature sauces and dressings, creating memorable flavor profiles that appeal to a diverse group of customers. Our diverse menu is complemented by a full service bar offering a broad assortment of wines, specialty cocktails, and beers. We believe that our innovative high-quality recipes, generous portions, and flexible price points provide customers with an excellent value proposition and allow us to attract a diverse customer base.

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

We believe that the portability of our concept has been successfully demonstrated in a variety of markets across the United States (U.S.). We plan to grow organically through unit expansion and by strategically expanding the Kona Grill concept in both new and existing markets. We continue to execute our strategy for international market franchise expansion. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond through franchising.

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:

●	Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared, high quality food that includes a diverse selection of contemporary American favorites and award-winning sushi items to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from scratch at each restaurant location using original recipes with generous portions and creative and appealing presentations that adhere to standards that we believe are much closer to fine dining than typical casual dining. Our more than 40 signature sauces and dressings create memorable flavor profiles and further differentiate our menu items. With an average check during 2016 of approximately $26 per customer, we believe we provide an exceptional price-value proposition that helps create a lasting relationship between Kona Grill and our customers.

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

●

Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where customers can enjoy our alcoholic beverage offerings. Our patio is a popular place for customers to enjoy our high-value happy hour and reverse happy hour offerings, where full portions of select items are offered at reduced price points. Our patio, which is enclosed in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Aggregate restaurant sales during these non-peak periods accounted for 24.0% of our total sales during 2016, which we believe provides us with a competitive advantage.

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

●

Attractive Unit Economics. During 2016, the average unit volume of our comparable base restaurants was $4.5 million. We believe our high average unit volume helps us attract high-quality employees, leverage fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for new restaurants to be approximately $2.6 million, net of landlord tenant improvement allowances and excluding preopening expenses. Based on historical experience, restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

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

We achieved a unit growth rate of 22% for 2016, with eight openings during the year and grew 23% during 2015 with seven restaurant openings. We plan to open three restaurants in 2017. We are adjusting our projected growth rate for 2017 below our previously targeted growth rate of 20%. We believe that a more moderate growth rate will provide us the flexibility to allocate capital resources, increase our earnings and strengthen our balance sheet as well as, to focus our time and attention on new restaurant operations and performance.

Our growth strategy for developing new restaurants also includes expansion in existing markets that have the appropriate demographics to support multiple restaurants. Operating multiple restaurants in existing markets enables us to leverage our brand equity as well as gain operating efficiencies associated with regional supervision, marketing, purchasing, and hiring. In addition, our ability to hire qualified employees is enhanced in markets where we enjoy greater brand awareness and we are able to utilize existing employees in new restaurants. Our expansion plans currently do not involve any franchised restaurant operations in the U.S. We continue working diligently to build our pipeline for future growth.

In addition, we continue to execute our strategy for international market expansion. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. Similar to other brands with an international presence, we are utilizing a franchise model for development outside of the U.S. Under this model, we will provide training and operational support to our partners without committing, or putting at risk, capital for restaurant construction in these international markets. During the first half of 2016, we announced agreements for the development and franchising of six Kona Grill restaurants in Mexico and six restaurants in the United Arab Emirates over the next seven years. We expect each of our international franchise partners to open a Kona Grill restaurant in their respective country during 2017.

Grow Existing Restaurant Sales

Our goal for existing restaurants is to increase unit volumes through the execution of our differentiated business model and complemented with ongoing social marketing efforts as well as local market advertising and other initiatives designed to generate awareness and trial of our concept and increase the frequency of customer visits. We believe the strength of our differentiated concept and the appeal of our new design enables us to gain market share, as evidenced by positive same-store sales growth in each of the last six years. Our restaurant sales for comparable base restaurants, which include those units open for more than 18 months, increased 0.5% compared to 2015. The increase reflects a 2.4% increase in average check per person customer partially offsetting a 1.9% decrease in customer traffic.

We also continue to focus on our four wall execution with key initiatives designed to drive traffic, increase sales and enhance the customer experience while building our business for long-term growth. We have enhanced our cocktail and wine list and continue to utilize our Wine Down Wednesday offering to drive customer traffic by offering a 50% discount on bottle wines each Wednesday. Our value-driven happy hour price-points help drive incremental sales and customer traffic during non-peak hours. We offer online ordering for the convenience of our customers and have also partnered with several companies for delivery services to drive incremental sales growth.

Furthermore, we continue to focus on the quality of our service and hospitality with extensive training for our service staff on our wine list, drink and menu offerings. We continue to grow our customer loyalty program, Konavore™, which has grown to over 280,000 members. We utilize this e-mail based program to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. We have also increased our presence in social marketing and interactive advertising. Furthermore, we utilize a social software platform to aggregate feedback posted by our customers on various social media sites to ensure that our management team can review and respond to our customers’ comments immediately. We believe we can generate additional sales through these programs at a reasonable cost per restaurant.

Continue Strategic Investments in Personnel and Systems

We believe that successful execution of our growth strategies will enable Kona Grill to be a leading upscale casual dining restaurant operator in the U.S. During the past three years, we have made strategic personnel investments in order to build the foundation for the expansion of our concept and will continue making incremental investments to support our new unit expansion and international business development initiatives. Additionally, we continue to implement software and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our growth strategy.

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

We thoroughly analyze each prospective location before presenting the site to our Real Estate Committee, comprised of members of the Board of Directors, for review. Prior to committing to a restaurant site and signing a lease, our Chief Executive Officer, Vice President of Development and at least one member of the Real Estate Committee visits the prospective site and evaluate the proposed economics of the restaurant based on demographic data and other relevant criteria to assure that the site meets our criteria for anticipated return on investment.

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

Unit Economics

We target a 30% net cash-on-cash return for our restaurants once they reach their mature level of operations. Maturation periods vary from restaurant to restaurant, but generally range from two to four years. Our targeted margin for mature restaurants ranges from 18% to 19%. The cash-based performance target for our operating restaurant operations does not include field supervision, corporate support expenses, preopening expenses, or non-cash items such as depreciation and amortization; and does not represent a targeted return on investment in our common stock.

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

Our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall restaurant sales during 2016.

2016 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)
Lunch (Open to 3 p.m.)	$41,987	24.8%
Dinner (5 p.m. to 9 p.m.)	86,849	51.2%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	40,687	24.0%
Total All Day	$169,523	100.0%

Menu

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

We also offer an extensive assortment of sushi that includes traditional favorites as well as distinctive specialty sushi and sashimi items such as our Voodoo Roll made with spicy crawfish mix and avocado rolled inside of seaweed and topped with a habanero tuna mix and chili masago, or the Bama Roll made with crab mix, cream cheese and jalapeno in soy paper topped with tuna, avocado, fish roe and spicy mayo. Sushi sales accounted for 25.6% of our total restaurant sales during 2016.

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

The versatility of our menu enables us to provide customers with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods, as well as to serve our customers’ requirements for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. We also offer catering, group dining menus, and sushi platters to provide additional opportunities to service our customers. In general, our menu is consistent from location to location. We typically update our menu in the spring and the fall and make enhancements to existing items or introduce new items based on customer feedback, which helps ensure that we are meeting the needs of our customers.

Our restaurants also offer an extensive selection of domestic and imported bottled and draft beers, over 50 selections of wines by the glass or bottle, and an extensive selection of liquors and specialty cocktail drinks. During our weekday happy hour (3 p.m. to 7 p.m.), reverse happy hour (9 p.m. to 11 p.m.) and Sunday happy hour in select markets, we offer discounts on selected food and alcoholic beverage items. Happy hour times may vary by location due to local liquor laws. Alcoholic beverage sales represented approximately 29% of our total restaurant sales during 2016.

Decor and Atmosphere

We design our restaurants to offer customers a unique dining experience in a setting that is relevant for today and tomorrow. Each of our restaurants is individually designed with a contemporary look that is adaptable to varying real estate opportunities while incorporating signature elements such as multiple dining areas and open floor plan. Our customers can expect to find a warm and inviting atmosphere that aligns with our innovative food and drink offerings and high quality service. Our design incorporates exotic veneers, various tiles and textures, vertical beveled stone, raised fabric panels, and fire and water elements. The layout of our restaurants focuses on creating multiple dining areas for our customers while maintaining an open atmosphere that allows customers to have a panoramic view of the entire restaurant and exhibition kitchen and sushi bar. We also utilize a variety of directional lighting styles and custom design elements to add warmth to all dining spaces throughout our restaurants.

Regardless of the experience customers are looking for, our restaurant design offers a variety of dining experiences to fit every mood and occasion. Our indoor/outdoor patio with a full service bar incorporates a high-energy, socially interactive atmosphere for customers to enjoy appetizers or sushi while they wait to dine with us, and serves as a destination for many of our frequent customers during the late afternoon and late night periods. Certain of our locations offer private dining rooms for parties, special occasions and business events. Additionally, three of our restaurants feature a rooftop patio and we enclose patios in colder climates to maximize utilization of the patio throughout the year. Alternatively, our dining room provides a warm and intimate ambience for special occasions or dinner with friends and family. For sushi enthusiasts, we showcase our highly trained sushi chefs creating their masterpieces at our expansive sushi bar.

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect food products throughout the preparation process. We provide detailed specifications to suppliers for food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through careful hiring, training and supervision of personnel. Our restaurant general managers and executive chefs generally receive nine weeks of training while our other restaurant managers and sous chefs receive seven weeks of training. We require annual recertification training for all employees, and each employee receives extensive training relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. All of our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP, requirements. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants. We have a ServSafe alcohol certification program, where every front of house employee is trained and tested to ensure we are providing responsible alcohol service. Further, to monitor and ensure compliance with required guidelines, we evaluate all of our employees on their ability to maintain sanitary conditions in their respective restaurants. Restaurants are subjected to six mandatory inspections annually, including two from the local state, county or municipal inspector and four quarterly inspections from an independent third party service provider.

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

Training

In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and ongoing training programs under the direction of our director of training. Each restaurant manager completes a formal training program at one of our certified training restaurants that is comprised of a mix of online and on-the-job instruction. Programs for general managers and executive chefs provide nine weeks of training. Programs for other managers provide seven weeks of training and may involve work in our other restaurants and cross training of various duties. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, IT systems and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding and testing of our menu, learning the ingredients of various menu items, and other key service protocols. In addition, our hourly staff goes through a series of in-depth interactive training for their positions.

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

Employees

As of February 24, 2017, we employed 4,066 people of whom 3,996 worked in our restaurants and 70 were employed at our corporate office. None of our employees are covered by a collective bargaining agreement. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.

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

Purchases at our restaurants are discretionary for consumers and we are therefore susceptible to economic slowdowns. We believe that consumers generally are more willing to make discretionary purchases during favorable economic conditions. Economic and political uncertainty, financial market volatility and unpredictability, and the oversupply of restaurants in the U.S can all negatively affect customer traffic and sales throughout our industry. If the economy experiences a downturn or continued uncertainties, our customers may further reduce their level of discretionary spending, impacting the frequency with which they choose to dine out or the amount they spend on meals while dining out.

There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our revenues and cause us to, among other things, reduce the number and frequency of new restaurant openings, close restaurants and delay remodeling of existing locations.

Our sales and ability to generate profits could be adversely affected if comparable restaurant sales are less than we expect, and we may not successfully increase comparable restaurant sales or they may decrease.

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

Our comparable restaurant sales have increased over the past six years. However, as our units continue in operation, it may be more difficult to continue to achieve significant increases in comparable restaurant sales. Further, the impact of the factors noted below may lower our expectations for comparable restaurant sales:

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

We depend upon high levels of consumer traffic at the sites where our restaurants are located and any adverse change in consumer activity could negatively affect our restaurant sales and have required us to record an impairment charge for restaurants performing below expectations, and may result in future impairments.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, and lifestyle centers. We depend on high consumer traffic rates at these centers to attract customers to our restaurants. In general, such visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in demographic and economic patterns in neighborhoods and trade areas where our restaurants are located, higher frequency of online shopping, changes in discretionary consumer spending, changes in gasoline prices, or otherwise. If visitor rates to these centers decline, our unit volumes could decline and adversely affect our results of operations. We recorded long-lived asset impairment charges of $12.5 million, for the year ended December 31, 2016. Such amounts are included in "Asset impairment charge" in the Consolidated Statement of Comprehensive Income (Loss). (See Note 2 in the Notes to the Consolidated Financial Statements for further details on the impairment charges). We may be required to record impairment charges in the future if certain restaurants perform below expectations.

Our failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition which could materially adversely affect our financial performance.

We have a secured credit facility consisting of a $45 million revolver and a $15 million term loan with a conditional increase feature that could provide for an additional $25 million in available credit (collectively, the “Credit Facility”) The Credit Facility requires us to maintain certain financial covenants. At December 31, 2016, we were in compliance with these covenants. However, any failure to maintain these debt covenants or have sufficient liquidity to repay the then outstanding balance at the expiration of the Credit Facility, or upon violation of the covenants, would materially adversely affect our financial condition and performance. Although we were in compliance with all covenants as of December 31, 2016, there is a high likelihood that we will not be in compliance with the leverage ratio requirement at March 31, 2017.  As a result, we have engaged KeyBank, as lead bank, to enter into an amendment of the Credit Facility by March 31, 2017. We believe it is probable that an amendment will be executed and we will be in compliance with all covenants at March 31, 2017. However, in the event that we do not enter into any such amendment as expected by March 31, 2017, we will be in default of our covenants and the lenders have various remedies which could materially adversely affect our financial condition and performance.

Our future growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. We opened eight restaurants during 2016 and expect to open three additional restaurants in 2017. Our ability to open new restaurants and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including:

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

Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or our ability to open new restaurants on a timely basis after we have identified sites. We plan to grow organically through unit expansion over the next several years by strategically expanding the Kona Grill concept in both new and existing markets. We plan to open three new restaurants in 2017.

There can be no assurance that our unit growth goal will be realized because our ability to open new restaurants depends upon a number of factors, many of which are beyond our control, including the following:

●	the availability and cost of suitable restaurant locations for development and our ability to compete successfully for those locations;

●	difficulty negotiating leases with acceptable terms;

●	cash flow generated by our existing restaurants;

●	delay or cancellation of new site development by developers and landlords, which may become increasingly common during periods of economic uncertainty;

●	difficulty managing construction and development costs of new restaurants at affordable levels, particularly in competitive markets;

●	labor shortages or disputes experienced by our landlords or outside contractors;

●	unforeseen engineering or environmental problems with the leased premises;

●	our ability to secure governmental approvals and permits, including liquor licenses, construction permits, and occupancy permits;

●	obstacles to hiring and training qualified operating personnel in the local market, especially in highly competitive hiring environment;

●	inclement weather, impact of climate change, natural disasters and other calamities; and

●	general economic conditions.

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

Our domestic and international growth and planned remodeling of existing restaurants may strain our infrastructure and resources, which could slow our development of new restaurants and adversely affect our ability to manage our existing restaurants.

We plan to continue opening new restaurants and currently expect to open three new restaurants during 2017. Further, we plan to maintain and enhance the quality of our customers’ dining experience through remodeling certain of our existing restaurants. Our continued expansion and planned remodeling along with supporting our international franchise partners with their new restaurant openings will increase demands on our available cash resources, as well as demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage and when appropriate, remodel our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

Due to our limited number of existing restaurants and the significant expenses required to open new restaurants, any decision to either reduce or accelerate the pace of openings may cause our future operating results to fluctuate significantly and affect our comparative financial performance.

Our preopening expenses continue to be significant, and the amount of such expenses incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. We expect the cash investment cost of our prototype restaurant on average to be approximately $2.6 million, net of landlord tenant improvement allowances averaging between $0.7 million and $1.2 million and excluding approximately $450,000 in cash preopening expenses. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets.

The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the sales volumes of our new restaurants may cause our results of operations to fluctuate significantly. Further, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect the financial performance for a particular period and perception of our company, making the investment risks related to any one location more significant than those associated with larger restaurant companies who have substantially greater financial and other resources. If we decide to reduce our new restaurant openings, our comparable preopening expenses will be lower and the effect on our comparative financial performance should be favorable. Conversely, if the rate at which we develop and open new restaurants is increased to higher levels in the future, the resulting increase in preopening expenses will have an unfavorable short-term impact on our comparative financial performance.

We may not be successful in our international franchise initiative or such expansion may adversely affect our financial performance.

We are expanding into international markets, initially in Mexico and the United Arab Emirates where we have executed development agreements. Similar to other brands with an international presence, we are utilizing a franchise model for development outside of the U.S., providing training and operational support to our partners without committing, or putting at risk, capital for restaurant construction in these international markets. It takes time for us to identify franchise partners and negotiate franchise agreements and for our partners to find quality real estate and construct the restaurants. We then need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy.

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

Further, as we expand our brand internationally, we will need to comply with regulations and legal requirements, including those related to the protection of our trademarks, trade secrets and other intellectual property - see “Our failure to protect our trademarks, service marks, or trade secrets could negatively affect our competitive position and the value of the Kona Grill brand” below. We will have additional exposure to foreign tax laws and regulations which currently do not affect us. Additionally, we will need to comply with both domestic laws affecting U.S. businesses that operate internationally and foreign laws in the countries in which we expand our restaurants, such as the Foreign Corrupt Practices Act, under which we have not had exposure prior to our international expansion. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions. Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our operating partners and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur liability that is not covered by such protection, or incur costs and expenses as a result of our operating partners’ conduct even when we are not legally liable. Any of these risks could harm our business, results of operations and financial condition.

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

These standards require certain levels of system security and procedures to protect our customers’ credit card and other personal information. We utilize both internal resources and external consultants to reduce the likelihood of any security failures or breaches. However, we can provide no assurance that these security measures will be successful. If these security measures are not successful, we may become subject to litigation against us or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, any of which could have a material adverse effect on our financial performance. As privacy and information security laws and regulations change, we may incur additional costs to ensure that we remain in compliance, which could have a material adverse effect on our financial performance.

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

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing 29% of our sales during 2016. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

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

●	changes in the market valuations of other companies in the restaurant industry;

●	actual or anticipated variations in comparable restaurant sales or operating results; whether in our operations or those of our competitors;

●	changes in consumer preferences or spending;

●	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our customers, our strategic partners, or our competitors;

●	sales, or anticipated sales, of large blocks of our stock, including short selling by investors;

●	additions or departures of key personnel;

●	regulatory or political developments;

●	litigation and governmental or regulatory investigations;

●	acquisitions or strategic alliances by us or by our competitors; and

●	general economic, political, and financial market conditions or events.

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

Two of our independent directors and our chief executive officer together currently own approximately 25% of our outstanding common stock. As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The large number of shares eligible for public sale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2016, we had outstanding 10,452,030 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,753,068 shares available for issuance under our stock award and employee stock purchase plans. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

We may not continue to buy back shares of common stock under our stock repurchase program, which could have an adverse effect on the market price of our common stock.

We completed the $10 million stock repurchase program in June 2016 with the purchase and retirement of 832,937 shares under an authorization by our Board of Directors in November 2015. We completed an additional $5 million stock repurchase program in February 2017 with the purchase and retirement of 532,376 shares under an authorization by our Board of Directors in October 2016. Any further stock purchase authorizations, and the timing and number of shares purchased under such authorizations, are subject to a number of factors, including current market conditions, legal constraints and available cash. If we do not continue to repurchase shares of our common stock, this could have an adverse effect on the market price of our common stock.

Provisions in our certificate of incorporation, our bylaws, and Delaware law could make it more difficult for a third party to acquire us, discourage a takeover, and adversely affect existing stockholders.

Our certificate of incorporation, our bylaws, and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult, delaying, or deterring attempts by others to obtain control of our company, even when these attempts may be viewed to be in the best interests of stockholders. These include provisions on our maintaining a classified Board of Directors and limiting the stockholders’ powers to remove directors or take action by written consent instead of at a stockholders’ meeting. Delaware law also imposes conditions on the voting of “control shares” and on certain business combination transactions with “interested stockholders.” In addition, our certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

We have a stockholder rights plan (known as a “poison pill”) which could affect our common stock price and make it more difficult for a potential acquirer to purchase a large portion of our securities, to initiate a tender offer or a proxy contest, or to acquire us.

In September 2016, our Board of Directors adopted a Stockholder Rights Plan, commonly known as a “poison pill,” with a term through September 2019. This poison pill may discourage, delay or prevent a third party from acquiring a large portion of our securities, initiating a tender offer or proxy contest, or acquiring us through an acquisition, merger or similar transaction even if our stockholders might receive a premium for their stock over the then-current market price in the event of such transaction.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

While we have determined that our internal control over financial reporting was effective as of December 31, 2016, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls or concludes that we have a material weakness in our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our reputation and the price of our common stock.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We currently operate 45 restaurants in 23 states and Puerto Rico. Each of our restaurants and our corporate office are located in a leased facility. As of December 31, 2016, our restaurant leases had expiration dates ranging from 2017 to 2029, typically with options to renew for at least a five-year period. The average interior square footage of our restaurants is approximately 7,300 square feet. Many of our restaurants also have outdoor patios that are utilized when weather conditions permit. The following table sets forth our current restaurant locations and corporate office.

State	City	Location	Year Opened
Arizona	Scottsdale	Scottsdale Fashion Square	1998
Arizona	Chandler	Chandler Fashion Center	2001
Missouri	Kansas City	Country Club Plaza	2002
Nevada	Las Vegas	Boca Park Fashion Village	2003
Colorado	Denver	Cherry Creek Mall	2004
Nebraska	Omaha	Village Pointe	2004
Indiana	Carmel	Clay Terrace	2004
Texas	San Antonio	The Shops at La Cantera	2005
Texas	Dallas	North Park Mall	2006
Illinois	Lincolnshire	Lincolnshire Commons	2006
Texas	Houston	Houston Galleria	2006
Illinois	Oak Brook	Oak Brook Promenade	2006
Texas	Austin	The Domain	2007
Michigan	Troy	Big Beaver Road	2007
Connecticut	Stamford	Stamford Town Center	2007
Louisiana	Baton Rouge	Perkins Rowe	2007
Arizona	Gilbert	San Tan Village	2008
Arizona	Phoenix	City North	2008
Virginia	Richmond	West Broad Village	2009
New Jersey	Woodbridge	Woodbridge Conference Center	2009
Minnesota	Eden Prairie	Windsor Plaza	2009
Florida	Tampa	MetWest International	2009
Maryland	Baltimore	Downtown Baltimore	2010
Idaho	Boise	The Village at Meridian	2013
Texas	The Woodlands	The Woodlands Town Center	2013
Texas	Fort Worth	West 7th	2014
Texas	El Paso	Fountains at Farah	2014
Florida	Sarasota	University Town Center	2014
Georgia	Alpharetta	Avalon	2014
Ohio	Columbus	Easton Town Center	2014
Puerto Rico	San Juan	Mall of San Juan	2015
Texas	Plano	West Plano Village	2015
Virginia	Arlington	Rosslyn-Ballston Corridor	2015
Florida	Miami	Dolphin Mall	2015
Ohio	Cincinnati	Liberty Center	2015
Nevada	Las Vegas	Fashion Show Mall	2015
Texas	Friendswood	Baybrook Mall	2015
Alabama	Huntsville	Bridge Street Town Centre	2016
Hawaii	Honolulu	International Market Place	2016
Tennessee	Franklin	CoolSprings Galleria	2016
Virginia	Fairfax	Fair Oaks Mall	2016
Minnesota	Minnetonka	Ridgedale Center	2016
California	Irvine	Irvine Spectrum Center	2016
Florida	Winter Park	Lakeside Crossing	2016
Texas	San Antonio	North Star Mall	2016
Arizona	Scottsdale	Corporate Office at Scottsdale Fashion Square	2004

Item 3.	Legal Proceedings

See Note 9 of Notes to Consolidated Financial Statements in Part IV of this report for a summary of legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005. The following table sets forth high and low sale prices of our common stock for each calendar quarter indicated as reported on the NASDAQ Global Market.

	High	Low
2016
First quarter	$16.71	$12.09
Second quarter	$14.08	$10.34
Third quarter	$14.09	$9.99
Fourth quarter	$13.50	$10.05
2015
First quarter	$28.42	$22.26
Second quarter	$27.66	$18.50
Third quarter	$21.23	$15.75
Fourth quarter	$17.58	$12.32

On February 24, 2017, the closing sale price of our common stock was $7.90 per share. On February 28, 2017, there were 16 holders of record of our common stock.

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

In October 2016, our Board of Directors authorized an additional stock repurchase of up to $5.0 million of outstanding common stock. We completed the $5 million stock repurchase program in February 2017 with the purchase and retirement of 532,376 shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
November 2016	136,790	$10.42	136,790	$3,573,000
Total	136,790	$10.42	136,790

PRICE PERFORMANCE GRAPH

The following line graph compares cumulative total stockholder returns for the period from December 31, 2011 through December 31, 2016 for (1) our common stock; (2) the NASDAQ Composite (U.S.) Index; (3) the old peer group; and (4) the new peer group. The calculations of cumulative stockholder return for the NASDAQ Composite (U.S.) Index and the peer group include reinvestment of dividends, if any. Our old peer group consists of BJ’s Restaurants, Inc.; Bravo Brio Restaurant Group, Inc.; Granite City Food & Brewery Ltd.; and The Cheesecake Factory Incorporated. The new peer group includes the addition of J. Alexander's Holdings, Inc. Our peer group companies all compete in the upscale casual segment of the restaurant industry.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Statement of Comprehensive Income (Loss) Data:
Restaurant sales	$169,523	$143,023	$119,097	$98,250	$96,021
Costs and expenses:
Cost of sales	45,314	38,803	32,964	26,853	26,246
Labor	62,027	50,187	40,336	33,166	31,968
Occupancy	13,754	10,528	8,061	6,702	6,253
Restaurant operating expenses	24,740	20,293	16,358	13,456	13,534
General and administrative	13,272	12,612	10,715	7,854	7,037
Preopening expense	4,533	4,746	2,481	1,162	—
Depreciation and amortization	14,421	9,966	7,220	5,918	5,749
Asset impairment charge	12,454	—	—	—	—
Other	—	161	—	32	(120)
Total costs and expenses	190,515	147,296	118,135	95,143	90,667
Income (loss) from operations	(20,992)	(4,273)	962	3,107	5,354
Write off of deferred financing costs	—	—	39	66	—
Interest expense, net	571	180	220	160	66
Income (loss) before income taxes	(21,563)	(4,453)	703	2,881	5,288
Income tax expense	66	43	—	169	36
Income (loss) from continuing operations	(21,629)	(4,496)	703	2,712	5,252
Loss from discontinued operations, net of taxes (1)	—	—	—	—	466
Net income (loss)	$(21,629)	$(4,496)	$703	$2,712	$4,786

Net income (loss) per share — Basic:
Continuing operations	$(2.00)	$(0.40)	$0.07	$0.32	$0.60
Discontinued operations	—	—	—	—	(0.05)
Net income (loss)	$(2.00)	$(0.40)	$0.07	$0.32	$0.55

Net income (loss) per share — Diluted:
Continuing operations	$(2.00)	$(0.40)	$0.07	$0.31	$0.59
Discontinued operations	—	—	—	—	(0.05)
Net income (loss)	$(2.00)	$(0.40)	$0.07	$0.31	$0.54

Weighted average shares outstanding:
Basic	10,791	11 264	9,870	8,573	8,726
Diluted	10 791	11 264	10,263	8,762	8,868

Balance Sheet Data (at end of period):
Cash and cash equivalents	$3,476	$9,055	$36,578	$5,881	$7,989
Investments	178	178	178	177	177
Working capital (deficit)	(10,545)	(5,466)	27,018	(6,476)	1,044
Total assets	108,383	101,844	94,370	49,868	39,325
Total debt	26,633	—	—	3,500	370
Total stockholders’ equity	31,575	62,691	65,426	22,358	18,868

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. Our actual results may differ materially from those currently anticipated as a result of a variety of factors, including those set forth under Item 1A, “Risk Factors” and elsewhere in this report.

Overview

We currently own and operate 45 restaurants located in 23 states and Puerto Rico. Over the past three years, we have grown organically through opening new restaurants. We achieved a unit growth rate of 22% for 2016, with eight openings during the year and 23% unit growth in 2015 with seven restaurant openings. We plan to open three restaurants during 2017, which is below our previous targeted growth rate of 20%. We believe that a more modest growth rate will provide us the flexibility to allocate capital resources, increase our earnings and strengthen our balance sheet as well as to focus our time and attention on new restaurant operations and performance.

We continue to execute our strategy for international market expansion. Given the strength our concept has enjoyed thus far in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. In February 2016, we announced an agreement for the development of six Kona Grill restaurants in Mexico and in April 2016, we signed an agreement for the development of six Kona Grill restaurants in the United Arab Emirates. We expect each of our international franchise partners to open a Kona Grill restaurant in their respective country during 2017.

We continue to focus on growing sales and successfully opening new restaurants. Our same-store sales increased 0.5% year over year, with 2.4% growth in check average partially offsetting a 1.9% decrease in customer traffic. We have generated positive same-store sales in each of the past six years.

Our restaurant operating profit, defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses, increased to $23.7 million or 2.0% from $23.2 million in 2015. Restaurant operating profit as a percentage of restaurant sales of 14.0% in 2016 included new restaurant operating inefficiencies for 12 locations that opened since October 2015. Restaurant operating profit as a percentage of restaurant sales of 16.2% in 2015 included new restaurant operating inefficiencies for 10 locations opened since October 2014. See “Key Measures” and “Financial Performance Overview” below for further information on restaurant operating profit and Adjusted EBITDA, including a reconciliation to income (loss) from operations.

Our cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take up to twelve months to achieve the majority of operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales which we expect will continue until these restaurants mature.

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

Sales per Square Foot. Sales per square foot is a measure of a restaurant’s productivity and represents the amount of sales generated for each square foot.

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

EBITDA and Adjusted EBITDA. EBITDA is defined as net income (loss) plus the sum of interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus preopening expense, asset impairment charge, stock-based compensation, and unusual or non-recurring items. EBITDA and Adjusted EBITDA are presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business without the effect of non-cash items such as depreciation and amortization expenses and stock-based compensation as well as the costs of opening new restaurants; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use EBITDA and Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

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

General and Administrative. General and administrative includes all corporate and administrative functions that support operations and provide infrastructure to facilitate our future growth. Components of this category include management and staff salaries, bonuses, stock-based compensation and related employee benefits, travel, information systems, corporate rent, professional and consulting fees, and corporate insurance costs.

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

Income Tax Expense. Expense for income taxes represents amounts due for federal and state income taxes.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Restaurant sales growth	18.5%	20.1%	21.2%
Same-store sales percentage change	0.5%	2.0%	3.8%
Average unit volume (in thousands)	$4,531	$4,506	$4,433
Sales per square foot	$630	$625	$627
Restaurant operating profit (in thousands)	$23,688	$23,212	$21,378
Restaurant operating profit as a percentage of sales	14.0%	16.2%	18.0%
EBITDA (in thousands)	$(6,571)	$5,693	$8,143
EBITDA as a percentage of sales	(3.9)%	4.0%	6.8%
Adjusted EBITDA (in thousands)	$11,678	$11,963	$11,519
Adjusted EBITDA as a percentage of sales	6.9%	8.4%	9.7%

The table below sets forth our reconciliation of Net Income (Loss) to EBITDA, Adjusted EBITDA and restaurant operating profit to the most comparable U.S. GAAP measure.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Net income (loss)	$(21,629)	$(4,496)	$703
Income tax expense (benefit)	66	43	—
Interest expense, net	571	180	220
Depreciation and amortization	14,421	9,966	7,220
EBITDA	$(6,571)	$5,693	$8,143
Preopening expense	4,533	4,746	2,481
Asset impairment charge	12,454	—	—
Stock-based compensation	1,262	1,363	856
Other	—	161	—
Write-off of deferred financing costs	—	—	39
Adjusted EBITDA	11,678	11,963	11,519
General and administrative	13,272	12,612	10,715
Stock-based compensation	(1,262)	(1,363)	(856)
Restaurant operating profit	$23,688	$23,212	$21,378

	Percent of Restaurant Sales
	Year Ended December 31,
	2016	2015	2014
Net income (loss)	(12.8)%	(3.1)%	0.6%
Income tax expense (benefit)	0.0	0.0	—
Interest expense, net	0.3	0.1	0.2
Depreciation and amortization	8.5	7.0	6.0
EBITDA	(3.9)	4.0	6.8
Preopening expense	2.7	3.3	2.1
Asset impairment charge	7.3	—	—
Stock-based compensation	0.7	1.0	0.7
Other	—	0.1	—
Write-off of deferred financing costs	—	—	0.0
Adjusted EBITDA	6.9	8.4	9.7
General and administrative	7.8	8.8	9.0
Stock-based compensation	(0.7)	(1.0)	(0.7)
Restaurant operating profit	14.0%	16.2%	18.0%

Certain percentage amounts may not sum to total due to rounding.

Store Growth Activity

	2016	2015	2014

Number of Restaurants at Beginning of Year	37	30	25
Openings	8	7	5
Total	45	37	30

Results of Operations

The following table sets forth, for the years indicated, our consolidated statements of comprehensive income (loss) expressed as a percentage of restaurant sales.

	Year Ended December 31,
	2016	2015	2014
Restaurant sales	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	26.7	27.1	27.7
Labor	36.6	35.1	33.9
Occupancy	8.1	7.4	6.8
Restaurant operating expenses	14.6	14.2	13.7
General and administrative	7.8	8.8	9.0
Preopening expense	2.7	3.3	2.1
Depreciation and amortization	8.5	7.0	6.1
Asset impairment charge	7.3	—	—
Other	—	0.1	—
Total costs and expenses	112.4	103.0	99.2
Income (loss) from operations	(12.4)	(3.0)	0.8
Write off of deferred financing costs	—	—	0.0
Interest expense, net	0.3	0.1	0.2
Income (loss) before income taxes	(12.7)	(3.1)	0.6
Income tax expense	—	—	—
Net income (loss)	(12.8)%	(3.1)%	0.6%

Certain percentage amounts may not sum to the total due to rounding.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Restaurant Sales. Restaurant sales increased 18.5% to $169.5 million during 2016 from $143.0 million in 2015, primarily due to a 24% increase in the number of operating weeks and same-store sales growth of 0.5% year over year. The increase is primarily due to restaurant sales generated by eight restaurants opened during 2016 and a full year of sales for seven restaurants that opened during 2015.

Cost of Sales. Cost of sales increased $6.5 million, or 16.8% to $45.3 million in 2016 compared to $38.8 million in 2015, with the increase primarily attributable to our new locations opened since the beginning of the fourth quarter of 2015. As a percentage of restaurant sales, cost of sales was 26.7% compared to 27.1% in the prior year, primarily reflecting improved kitchen efficiencies and favorable commodity pricing for poultry, produce and dairy products compared to 2015.

Labor. Labor expense for our restaurants increased to $62.0 million from $50.2 million in 2015, an increase of 23.6%, primarily due to the twelve new restaurants opened since the beginning of the fourth quarter of 2015. Labor expenses as a percentage of restaurant sales increased to 36.6% compared to 35.1% in the prior year, reflecting labor inefficiencies from our newly opened locations, increased wage costs due to certain state or local mandated minimum wage increases and a competitive labor market, and higher benefit costs. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $3.2 million or 30.6% to $13.8 million year over year, primarily associated with base rent and common area maintenance charges for twelve new locations opened since the beginning of the fourth quarter of 2015. Occupancy expenses as a percentage of restaurant sales were 8.1% in 2016 compared to 7.4% in 2015.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.4 million, or 21.9%, to $24.7 million in 2016, primarily due to the additional operating expenses for twelve new restaurants opened since the beginning of the fourth quarter of 2015. Restaurant operating expenses as a percentage of restaurant sales were 14.6% and 14.2% in 2016 and 2015, respectively. The year over year increase was driven in part by higher repair and maintenance costs, marketing expenses, professional services and training-related travel costs.

General and Administrative. General and administrative expenses increased in absolute dollars by $0.7 million, or 5.2% to $13.3 million from $12.6 million year over year; however, these expenses decreased as a percentage of sales to 7.8% in 2016 compared to 8.8% in the prior year. Increased payroll, benefit costs and recruiting fees associated with additional headcount to support our unit growth expansion, higher audit fees and increased legal and professional fees contributed to the year over year increase in absolute dollars, partially offset by lower incentive compensation.

Preopening Expense. Preopening expense was $4.5 million in 2016 compared to $4.7 million in 2015, including non-cash rent of $1.1 million and $1.2 million, respectively. Preopening expense in 2016 related to our Irvine, Fairfax, and Minnetonka restaurants opened in the second quarter of 2016, the Nashville, and Waikiki restaurants opened in the third quarter of 2016, and the Huntsville, Winter Park, and San Antonio locations opened in the fourth quarter of 2016, in addition to non-cash rent for two openings scheduled for the first half of 2017. Preopening expense in 2015 related to our San Juan restaurant opened in the first quarter of 2015, the Plano and Arlington restaurants opened in the second quarter of 2015, the Miami, Cincinnati, Las Vegas and Friendswood locations opened in the fourth quarter of 2015 and preparations for openings in the first half of 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $4.4 million or 44.7% to $14.4 million year over year, primarily attributable to the incremental depreciation expense for eight restaurants opened during 2016 and a full year of depreciation expense for seven restaurants that opened during 2015 as well as depreciation expense associated with the Boca Park and Kansas City remodels. Depreciation and amortization expense as a percentage of restaurant sales was 8.5% and 7.0% of restaurant sales in 2016 and 2015, respectively.

Asset Impairment Charge. During 2016, we recorded a non-cash asset impairment charge of $12.5 million related to the write-down of certain long-lived assets associated with five underperforming restaurants. The asset impairment charges were based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for that restaurants over the respective remaining lease term. We have no plans to close any of these restaurants; however, we will continue to evaluate each of these restaurants to determine whether operating performance can be improved.

Other Expenses. Other expenses of $0.2 million in 2015 primarily related to an expected settlement of a state use tax audit.

Interest Expense, Net. Interest expense increased to $0.6 million year-over-year due to borrowings under the credit facility. We used the majority of the borrowings to fund new restaurant construction and remodel activities in 2016. We did not borrow from the credit facility during 2015.

Income Tax Expense. We recorded income tax expense of $66,000 and $43,000 for 2016 and 2015, respectively. Income tax expense for 2016 and 2015 relate to state income tax expense for which no net operating loss carryforwards or other credits exist partially offset by refunds primarily associated with previous year state income tax. We did not recognize any federal income tax benefit in 2016 or 2015 due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income.

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

Income Tax Expense. Income tax expense in 2015 relates to state income tax expense for which no net operating loss carryforwards or other credits existed partially offset by refunds primarily associated with prior year federal income tax. We did not recognize any income tax expense in 2014 due to projected net operating loss carryforwards expected to be generated from tax planning strategies and available credits to offset taxable income.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	timing of new restaurant openings and related expenses;
●	profitability of our restaurants, especially in new markets;
●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;
●	timing of restaurant remodels and potential lost sales associated with remodel closure;
●	labor availability and wages and benefits for hourly and management personnel;
●	increases and decreases in comparable restaurant sales;
●	impairment of long-lived assets and any loss on restaurant closures;
●	fluctuations in commodity and food protein prices;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

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

Quarterly Results of Operations

The following table presents unaudited consolidated statement of comprehensive income (loss) data for each of the eight quarters in the period ended December 31, 2016. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarter Ended
	2016				2015
	Mar 31	Jun 30	Sept 30	Dec 31	Mar 31	Jun 30	Sept 30	Dec 31
	(in thousands, except per share data)
Restaurant sales	$39,277	$43,296	$43,358	$43,592	$32,807	$36,225	$35,925	$38,066
Costs and expenses:
Cost of sales	10,501	11,213	11,602	11,998	9,062	9,678	9,812	10,252
Labor	14,118	15,479	16,005	16,425	11,388	12,396	12,687	13,716
Occupancy	3,249	3,258	3,499	3,748	2,357	2,501	2,638	3,032
Restaurant operating expenses	5,639	6,065	6,269	6,767	4,608	4,978	5,238	5,469
General and administrative	3,516	3,337	3,127	3,292	3,283	3,143	3,101	3,085
Preopening	711	1,302	1,430	1,090	817	1,106	1,379	1,444
Depreciation and amortization	3,121	3,380	3,837	4,083	2,184	2,290	2,471	3,021
Asset impairment charge	—	—	—	12,454	—	—	—	—
Other	—	—	—	—	—	(161)	—	—
Total costs and expenses	40,855	44,034	45,769	59,857	33,699	36,253	37,326	40,019
Income (loss) from operations	(1,578)	(738)	(2,411)	(16,265)	(892)	(28)	(1,401)	(1,953)
Interest expense, net	53	72	138	308	45	46	42	46
Income (loss) before income taxes	(1,631)	(810)	(2,549)	(16,573)	(937)	(74)	(1,443)	(1,999)
Income tax expense (benefit)	25	25	6	10	(12)	19	25	12
Net income (loss)	$(1,656)	$(835)	$(2,555)	(16,583)	$(925)	$(93)	$(1,468)	$(2,011)
Net income (loss) per share:
Basic	$(0.15)	$(0.08)	$(0.24)	$(1.58)	$(0.08)	$(0.01)	$(0.13)	$(0.18)
Diluted	$(0.15)	$(0.08)	$(0.24)	$(1.58)	$(0.08)	$(0.01)	$(0.13)	$(0.18)
Weighted average shares outstanding:
Basic	11,258	10,932	10,500	10,474	11,235	11,271	11,277	11,271
Diluted	11,258	10,932	10,500	10,474	11,235	11,271	11,277	11,271
Comprehensive income (loss)	$(1,656)	$(835)	$(2,555)	$(16,583)	$(925)	$(93)	$(1,468)	$(2,011)

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,
	2016	2015
Cash and short-term investments	$3,654	$9,233
Net working capital (deficit)	(10,545)	(5,466)

	Year Ended December 31,
	2016	2015
Cash provided by operating activities	$20,887	$10,294
Capital expenditures	41,900	38,077

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been relatively significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operations, funds raised in our 2014 public offering of stock and borrowings under our credit facility. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility.

We plan to grow organically through unit expansion. We opened eight restaurants during 2016 for a unit growth rate of 22%. We spent $29.5 million in capital expenditures in 2016, net of tenant improvement allowances, for the planned construction and remodel of our restaurants. We are adjusting our projected growth rate for 2017 below our previously targeted growth rate of 20% and believe that a more moderate growth rate will provide us the flexibility to allocate our capital resources, to increase our earnings and to strengthen our balance sheet as well as to focus our time and attention on new restaurant operations and performance.

As of December 31, 2016, we had a working capital deficit of $10.5 million and outstanding borrowings under our credit facility of $26.8 million. We believe existing cash and cash equivalents and short-term investments of $3.7 million, the ability to draw additional borrowings under our recently amended $60 million credit facility, subject to compliance with certain covenants, and probable future amendments to our credit facility, and cash flow from operations will be sufficient to fund property additions for new restaurants and planned remodels of existing restaurants during 2017.

During 2016, we repurchased $11.2 million of common stock by completing our November 2015 $10.0 million stock repurchase program and repurchased and retired $1.4 million or 136,790 shares under the October 2016 $5.0 million stock repurchase program. We completed the October 2016 stock repurchase program in February 2017 with the purchase and retirement of 532,376 shares.

Any reduction of our cash flow from operations or an inability to draw on our credit facility may cause a delay or cancellation of future restaurant development or remodels of existing restaurants. Financing to construct new restaurants or remodels for amounts in excess of our current cash and short-term investments and the line of credit availability may not be available on acceptable terms, or at all, and our failure to raise capital when needed could impact our growth plans, financial condition, and results of operations. Additional equity financing, to the extent available, may result in dilution to current stockholders and additional debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Debt and Credit Agreements

On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank and Zions First National Bank to (i) increase the credit facility from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and a $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the credit facility to October 12, 2021. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility.

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

The credit facility also requires us to comply with certain covenants, on a quarterly basis, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 4.25 to 1.0 through the maturity date. We were in compliance with all covenants at December 31, 2016. We may from time to time request that the total revolving credit commitment under the Second Amended Credit Agreement be increased up to an amount not to exceed $85 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Second Amended Credit Agreement. Subsequent to Decmeber 31, 2016, we borrowed an additional $8 million on the Credit Facility to fund working capital and the share repurchase program. There is a high likelihood that we will not be in compliance with the leverage ratio requirement at March 31, 2017.  As a result, we have engaged KeyBank, as lead bank, to enter into an amendment of the Credit Facility by March 31, 2017. We believe it is probable that an amendment will be executed and we will be in compliance with all covenants at March 31, 2017. However, in the event that we do not enter into any amendment as expected by March 31, 2017, we will be in default of our covenants and the lenders have various remedies which would materially affect our financial condition. See “Debt and Credit Agreements” in Note 4 of the Notes to the Consolidated Financial Statements for further discussion on our debt and credit agreements.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the past three years:

	2016	2015	2014
	(In thousands)
Net cash provided by (used in):
Operating activities	$20,887	$10,294	$14,744
Investing activities	(42,033)	(38,215)	(21,858)
Financing activities	15,567	398	37,811
Net increase (decrease) in cash and cash equivalents	$(5,579)	$(27,523)	$30,697

Operating Activities. We generated $20.9 million, $10.3 million and $14.7 million of operating cash flows in 2016, 2015 and 2014, respectively. The change in each comparative period was primarily due to the timing of payments for accounts payable and accrued expenses and the change in deferred rent as a result of recording tenant improvement allowances for new restaurants, offset by variation in our net income (loss).

Investing activities. We fund the development and construction of new restaurants and remodels primarily with cash flows from operations, borrowings under our credit facility and funds we raised in a 2014 public offering of our common stock. Capital expenditures in 2016 were $41.9 million, primarily associated with our eight new restaurant openings, costs for our Boca Park restaurant remodel, residual payments from restaurants opened during the fourth quarter of 2015 as well as construction, architecture and design costs associated with planned new restaurant openings and remodels for the first half of 2017 and maintenance capital expenditures. Capital expenditures in 2015 were $38.1 million, primarily associated with seven new restaurant openings, our Denver restaurant remodel, maintenance capital expenditures for existing locations as well as architecture, design and construction-related costs associated with new restaurants opened in the first half of 2016. Capital expenditures in 2014 were $21.9 million, driven by the additions of leasehold improvements, equipment and furniture and fixtures for five restaurants opened during 2014, maintenance capital expenditures for existing restaurants as well as expenditures for restaurants opened in early 2015.

Financing Activities. Net cash provided by financing activities for 2016 consisted of $29.5 million of borrowings under our revolving credit facility and term loan and $0.7 million of net proceeds from stock option exercises, partially offset by $2.7 million in repayments on both the revolving credit facility and term loan, in addition to, $11.2 million in cash outflows for the repurchase of our common stock, $0.2 million for withholding tax payments from net settled option exercises and $0.5 million of debt issuance costs. Net cash provided by financing activities during 2015 consisted of $0.6 million of proceeds from stock option exercises partially offsetting a $0.2 million purchase and retirement of our common stock under the November 2015 authorization. Net cash provided by financing activities during 2014 consisted of $40.9 million of net proceeds from our public offering of 2.345 million shares of common stock and $0.6 million from stock option exercises and employee stock purchases. The cash inflow was partially offset by a $3.5 million debt repayment on the KeyBank credit facility borrowings and $0.2 million in fees incurred for the KeyBank credit facility upsizing in November 2014.

Aggregate Contractual Obligations

The following table sets forth our contractual commitments as of December 31, 2016 (in thousands).

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt (1)	$26,813	$750	$1,969	$24,094	$—
Operating leases (2)	134,194	16,110	31,850	30,463	55,771
Total	$161,007	$16,860	$33,819	$54,557	$55,771

(1)

The table above reflects obligations for all principal debt payments, but does not include interest payments on our variable-rate revolving credit facility and any commitment fees, primarily because the rates and balance outstanding can fluctuate. See Note 4 in the Notes to the Consolidated Financial Statements for further details on interest expense and commitment fees.

(2)

The table above reflects obligations for all leases signed for restaurants but does not include obligations related to lease renewal option periods even if it is reasonably assured that we will exercise the related option. We have evaluated and determined that we do not have any purchase obligations.

Off-Balance Sheet Arrangements

We had no off-balance sheet guarantees or off-balance sheet arrangements as of December 31, 2016.

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

We recorded long-lived asset impairment charges of $12.5 million, for the year ended December 31, 2016. Such amounts are included in "Asset impairment charge" in the Consolidated Statement of Operations. (See Note 2 in the Notes to the Consolidated Financial Statements for further details on the impairment charges.) We continue to monitor the operating performance of each individual restaurant. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

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

Our lease term used for straight-line rent expense is calculated from the date we take possession of the leased premises through the lease termination date. There is potential for variability in our “rent holiday” period which typically begins on the possession date and ends on the store open date. Factors that may affect the length of the rent holiday period generally include construction related delays or situations where we take possession of the leased premises upon execution of the lease. Extension of the rent holiday period due to delays in restaurant opening will result in greater rent expensed during the rent holiday period.

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

In February 2016, ASC Topic 842, Leases, was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. All of our restaurant leases are accounted for as operating leases, with no related assets and liabilities on our balance sheet. Accordingly, changes in lease accounting rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly change our reported or expected financial performance.

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

Recent Accounting Pronouncements

See Note 1 Recently Issued Accounting Standards to our Consolidated Financial Statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

The following discussion of market risks contains forward-looking statements. Actual results may differ materially from the following discussion based on general conditions in the commodity and capital markets.

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

We may also face market risk exposure due to the variable interest rates on our credit line. Interest on the loans is subject to adjustment based on changes to the prime or LIBOR rate. Interest rate fluctuations may adversely impact our financial condition or results of operations.

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

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria established in the 2013 framework.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. This report is included in the Annual Report on Form 10-K.

Item 9B.     Other Information

Not applicable.

PART III

Item 10.      Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 11.      Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 13.      Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

Item 14.      Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2017 Annual Meeting of Stockholders.

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

(3) Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2	Certificate of Designations, Preferences, and Rights of Series A Junior Participating Preferred Stock of Kona Grill, Inc. (6)
3.3

Certificate of Designation, Preferences, and Rights of Series B Junior Participating Preferred Stock of Kona Grill, Inc. filed with the Secretary of State of the State of Delaware on September 7, 2016 (incorporated by reference from Form 8-K filed September 7, 2016)

3.4	Amended and Restated Bylaws of Kona Grill, Inc., as of October 30, 2007 (5)
4.1	Form of Common Stock Certificate (2)
4.2	Rights Agreement dated September 6, 2016 by and between Kona Grill, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference from Form 8-K filed September 7, 2016)
10.11*	Kona Grill, Inc. 2005 Stock Award Plan (1)
10.12*	Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005) (3)
10.15* 10.16*	Form of Stock Option Agreement (2005 Stock Award Plan) (4) Kona Grill, Inc. 2012 Stock Award Plan, as amended (8)
10.30*	Employment Agreement, dated as of February 5, 2015, between the Company and Berke Bakay (7)
10.36	Form of Stock Option Agreement (2012 Stock Award Plan) (9)
10.37	Second Amended and Restated Credit Agreement dated as of October 12, 2016 (incorporated by reference from Form 8-K filed October 18, 2016)
10.38	Amended and Restated Subsidiary Guaranty dated as of October 12, 2016 (incorporated by reference from Form 8-K filed October 18, 2016)
10.39	Amended and Restated Pledge and Security Agreement dated as of October 12, 2016 (incorporated by reference from Form 8-K filed October 18, 2016)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Kona Grill Inc.’s Annual Report on Form 10-K for the years ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the Commission on August 4, 2015.
(2)	Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
(3)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.
(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed on November 5, 2007.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on May 28, 2008.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on February 11, 2015.
(8)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the Commission on August 4, 2015.
(9)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Commission on March 15, 2013.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KONA GRILL, INC.

/s/ Berke Bakay Berke Bakay President and Chief Executive Officer

Date: March 13, 2017

 Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Berke Bakay	President, Chief Executive Officer and Director	March 13, 2017
Berke Bakay	(Principal Executive Officer)
/s/ Christi Hing	Chief Financial Officer	March 13, 2017
Christi Hing	(Principal Financial and Accounting Officer)

/s/ Richard J. Hauser	Director	March 13, 2017
Richard J. Hauser

/s/ James R. Jundt	Director	March 13, 2017
James R. Jundt

/s/ Marcus E. Jundt	Director	March 13, 2017
Marcus E. Jundt

/s/ Leonard Newman	Director	March 13, 2017
Leonard Newman

/s/ Steven W. Schussler	Director	March 13, 2017
Steven W. Schussler

/s/ Anthony L. Winczewski	Director	March 13, 2017
Anthony L. Winczewski

KONA GRILL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kona Grill, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kona Grill, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Kona Grill, Inc.

We have audited Kona Grill, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Kona Grill, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Kona Grill, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Kona Grill, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Phoenix, Arizona

March 13, 2017

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,476	$9,055
Investments	178	178
Receivables	1,850	1,574
Inventory	2,176	1,865
Prepaid expenses and other current assets	1,052	774
Total current assets	8,732	13,446
Other assets	1,383	1,146
Property and equipment, net	98,268	87,252
Total assets	$108,383	$101,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,115	$4,548
Accrued expenses	14,450	14,282
Current portion of long term debt	712	—
Total current liabilities	19,277	18,830
Long term debt	25,921	—
Deferred rent and other long term liabilities	31,610	20,323
Total liabilities	76,808	39,153
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,568,230 shares issued and 10,452,030 shares outstanding at December 31, 2016 and 11,387,724 shares issued and 11,271,524 shares outstanding at December 31, 2015	106	114
Additional paid-in capital	88,703	98,182
Accumulated deficit	(56,234)	(34,605)
Treasury stock, at cost, 116,200 shares at December 31, 2016 and 2015	(1,000)	(1,000)
Total stockholders’ equity	31,575	62,691
Total liabilities and stockholders’ equity	$108,383	$101,844

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Restaurant sales	$169,523	$143,023	$119,097
Costs and expenses:
Cost of sales	45,314	38,803	32,964
Labor	62,027	50,187	40,336
Occupancy	13,754	10,528	8,061
Restaurant operating expenses	24,740	20,293	16,358
General and administrative	13,272	12,612	10,715
Preopening expense	4,533	4,746	2,481
Depreciation and amortization	14,421	9,966	7,220
Asset impairment charge	12,454	—	—
Other	—	161	—
Total costs and expenses	190,515	147,296	118,135
Income (loss) from operations	(20,992)	(4,273)	962
Write off of deferred financing costs	—	—	39
Interest expense, net	571	180	220
Income (loss) before income taxes	(21,563)	(4,453)	703
Income tax expense	66	43	—
Net income (loss)	$(21,629)	$(4,496)	$703

Net income (loss) per share (Note 1):
Basic	$(2.00)	$(0.40)	$0.07
Diluted	$(2.00)	$(0.40)	$0.07

Weighted average shares outstanding (Note 1):
Basic	10,791	11,264	9,870
Diluted	10,791	11,264	10,263

Comprehensive income (loss)	$(21,629)	$(4,496)	$703

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2013	8,603	87	54,083	(30,812)	(1,000)	22,358
Stock-based compensation	—	—	856	—	—	856
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options, net of share repurchase for minimum tax withholdings	261	3	627	—	—	630
Issuance of common stock, net of offering expenses	2,345	23	40,856	—	—	40,879
Net income	—	—	—	703	—	703
Other comprehensive income	—	—	—	—	—	—
Total comprehensive income						703
Balances at December 31, 2014	11,209	113	96,422	(30,109)	(1,000)	65,426
Stock-based compensation	—	—	1,363	—	—	1,363
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	81	1	624	—	—	625
Purchase and retirement of common stock	(18)	—	(227)	—	—	(227)
Net income (loss)	—	—	—	(4,496)	—	(4,496)
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)						(4,496)
Balances at December 31, 2015	11,272	114	98,182	(34,605)	(1,000)	62,691
Stock-based compensation	—	—	1,262	—	—	1,262
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options net of share repurchase for minimum tax withholdings	132	1	450	—	—	451
Purchase and retirement of common stock	(952)	(9)	(11,191)	—	—	(11,200)
Net income (loss)	—	—	—	(21,629)	—	(21,629)
Other comprehensive income (loss)	—	—	—	—	—	—
Total comprehensive income (loss)						(21,629)
Balances at December 31, 2016	10,452	$106	$88,703	$(56,234)	$(1,000)	$31,575

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income (loss)	$(21,629)	$(4.496)	$703
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,421	9,781	7,176
Stock-based compensation	1,262	1,363	856
Loss on disposal of assets	—	185	44
Amortization of deferred financing costs	99	81	104
Write off of deferred financing costs	—	—	39
Asset impairment charge	12,454	—	—
Change in operating assets and liabilities:
Receivables	(275)	(1,187)	458
Inventory	(311)	(366)	(287)
Prepaid expenses and other current assets	(164)	(69)	(336)
Accounts payable	564	86	323
Accrued expenses	4,044	1,290	1,599
Deferred rent and other long term liabilities	10,422	3,626	4,065
Net cash provided by operating activities	20,887	10,294	14,744
Investing activities
Purchase of property and equipment	(41,900)	(38,077)	(21,855)
Change in other assets	(133)	(138)	(3)
Net cash used in investing activities	(42,033)	(38,215)	(21,858)
Financing activities
Borrowings from revolving credit facility	14,500	—	—
Repayments on revolving credit facility	(2,500)	—	(3,500)
Borrowings from term loan	15,000	—	—
Repayments on term loan	(188)	—	—
Fees paid for credit facility	(496)	—	(198)
Proceeds from issuance of common stock, net of issuance expense	—	—	40,879
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	674	625	1,466
Payment for withholding tax from net settled stock option exercise	(223)	—	(836)
Purchase and retirement of common stock	(11,200)	(227)	—
Net cash provided by financing activities	15,567	398	37,811

Net increase (decrease) in cash and cash equivalents	(5,579)	(27,523)	30,697
Cash and cash equivalents at the beginning of the year	9,055	36,578	5,881
Cash and cash equivalents at the end of the year	$3,476	$9,055	$36,578

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$323	$99	$161
Cash paid for income taxes, net of refunds	$2	$12	$110
Noncash investing activities
Accounts payable and accrued expenses related to property and equipment purchases	$3,258	$7,266	$2,060

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Description of Business

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of December 31, 2016, we owned and operated 45 restaurants in 23 states throughout the United States and Puerto Rico. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of prior year’s financial statement amounts have been made to conform to the current year presentation including:

●

As of January 1, 2016 we added the additional line item “Inventory” to the consolidated balance sheet. As a result, $1,865,000 was reclassified from “Prepaid expenses and other current assets” to “Inventory” on the consolidated balance sheet as of December 31, 2015, and

●

As of January 1, 2016, the related current portion of debt issuance costs associated with our asset-based revolving credit facility of $113,000 and $82,000 have been reclassified from "Other assets" to "Prepaid expense and other current assets" on the consolidated balance sheets as of December 31, 2016 and December 31, 2015, respectively. See further discussion below under " Recently Issued Accounting Standards."

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Property and Equipment

Property and equipment are recorded at cost. We capitalize all direct costs on the construction of leasehold improvements and interest incurred during the construction and development period. Leasehold improvements are amortized over the shorter of the useful life of the asset or the related lease term that includes reasonably assured lease renewals as determined on the date of acquisition of the leasehold improvement. Improvements that materially extend the life of an asset are capitalized while repair and maintenance costs are expensed as incurred.

Depreciation and amortization are recorded on a straight-line basis over the following estimated useful lives:

Furniture and fixtures (in years)	5	-	7
Equipment (in years)	2	-	7
Computer software and electronic equipment (in years)		3
Leasehold improvements	Shorter of the useful life or the lease term

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment, for impairment whenever events or changes in restaurant operating results indicate that the carrying value of those assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant negative industry or economic trends; and significant changes in legal factors or in the business climate. The assessment of impairment is performed on a restaurant-by-restaurant basis. Recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If indicators of impairment are present and if we determine that the carrying value of the asset exceeds the fair value of the restaurant assets, an impairment charge is recorded to reduce the carrying value of the asset to its fair value.

As a result of the process described above, we recorded long-lived asset impairment charge of $12.5 million, for the year ended December 31, 2016. Such amounts are included in "Asset impairment charge" in the consolidated statement of comprehensive income (loss) (Note 2).

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets described in Note 2, we measured the fair value of our asset groups that were not deemed recoverable, based on Level 3 inputs consisting of the discounted future cash flows associated with the use and eventual disposition of the asset group. The discounted cash flow method is based on Level 3 inputs consisting primarily of our restaurant forecasts and utilizes forward-looking assumptions and projections, as well as factors impacting long-range plans such as pricing, discount rates and commodity prices.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February and April 2016, we entered into franchise agreements for the development of six Kona Grill restaurants in Mexico and six restaurants in the United Arab Emirates. Territory and franchise fees received in conjunction with these agreements are recorded as deferred revenue and included in “Deferred rent and other long term liabilities” in our consolidated balance sheets. Territory fees are recognized as income on a pro-rata basis at the same time the individual franchise fees for each location are considered earned, typically when the individual franchise unit is opened. We have not recognized any franchise related income for the year ended December 31, 2016.

Sales Taxes

Revenues are presented net of sales taxes. The sales tax obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for 2016, 2015 and 2014 was $935,000, $744,000 and $461,000, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of comprehensive income (loss). We maintain a customer loyalty club (the Konavore™ program), an email-based marketing program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. The Konavore™ loyalty program offers members a discount coupon upon enrolling in the program and a discount coupon for a member’s birthday. These coupons are recognized upon redemption and recorded in the financial statements as a sales discount. Costs associated with the redemption of a promotion in the form of a coupon for discounted product are recorded in cost of sales as these coupons are typically redeemed with the purchase of additional food and beverage items. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We recognize the impact of a tax position in our financial statements if that position more likely than not will be sustained upon examination by a tax authority. We recognize accrued interest and penalties related to uncertain tax positions as income tax expense.

Net Income (Loss) Per Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed similarly except that weighted average common shares is increased to reflect all dilutive instruments, including stock options. The dilutive effects of the dilutive securities are calculated using the treasury stock method and only those instruments that result in a reduction in income per share are included in the calculation. For 2016, 2015 and 2014, there were 790,000, 608,000 and 197,000 stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(21,629)	$(4,496)	$703
Denominator:
Weighted average shares — basic	10,791	11,264	9,870
Effect of dilutive stock options	—	—	393
Weighted average shares — diluted	10,791	11,264	10,263

Net income (loss) per share:
Basic	$(2.00)	$(0.40)	$0.07
Diluted	$(2.00)	$(0.40)	$0.07

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The pronouncement was issued to clarify the principles for recognizing revenue and is effective for reporting periods beginning after December 15, 2017. We are currently performing an assessment of the revised standard and impacts on the Company’s consolidated financial statements and disclosures. To date, we have reviewed a sample of contracts that are representative of the current types of revenue generating streams. We are still in the process of completing our assessment of the impacts, including the potential impacts on variable consideration on royalty income received from franchise sales; however, based on the initial assessment we do not expect it to have a material impact on the consolidated financial statements, and based on preliminary findings, we do not expect these areas to have an impact on revenue recognition. We expect to have an update to the impacts of the standard in the second quarter of 2017.

We anticipate adopting the new standard effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. We currently anticipate adopting the standard retrospectively with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This guidance requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability. However, the guidance in ASU 2015-15, issued in August 2015, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, prescribes that deferred initial up-front commitment fees paid by a borrower to a lender represent the benefit of being able to access capital over the contractual term, and therefore, meet the definition of an asset, while debt issuance costs in the scope of ASU 2015-03 do not. As such, the Company will continue to present the costs associated with its asset-based revolving credit facility as an asset. Debt issuance costs associated with our asset-based revolving credit facility of $539,000 as of December 31, 2016 are included in Prepaid expenses and other current assets and Other assets in the consolidated balance sheet, while debt issuance costs of $180,000 associated with our term loan are netted against the outstanding debt.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In April 2015, the FASB issued ASU No. 2015-05, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The pronouncement was issued to provide guidance concerning accounting for fees in a cloud computing arrangement. We have elected to adopt the guidance prospectively. The adoption of ASU 2015-05 did not have a significant impact on our consolidated financial position or results of operations.

In February 2016, ASC Topic 842, Leases, was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The expected adoption method is being evaluated by us. We expect the adoption of this guidance to have a material impact on our consolidated financial position and results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, with early adoption permitted. The company will adopt this standard effective January 1, 2017. We do not expect the adoption of this standard to have a material impact on our consolidated financial position and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments as stakeholders indicated that there is diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This ASU addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. We will adopt this standard effective January 1, 2017 noting it will not have any impact on the way we report items within our statement of cash flows.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.       Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Leasehold improvements	$115,902	$96,473
Equipment	29,900	25,825
Furniture and fixtures	12,196	11,126
	157,998	133,424
Less accumulated depreciation and amortization	(62,921)	(54,027)
	95,077	79,397
Construction in progress	3,191	7,855
Total property and equipment, net	$98,268	$87,252

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the construction and development period. Capitalized costs were $1,318,000 and $774,000 in 2016 and 2015, respectively.

We review the carrying value of our long-lived assets on a restaurant-by-restaurant basis when indicators of potential impairment exist. Such indicators include, but are not limited to, significant underperformance relative to expected, historical or projected future operating results; significant negative industry or economic trends; and significant changes in laws and regulations. Given the continued underperformance of certain restaurants we determined impairment indicators were present as of December 31, 2016. As such, we conducted additional impairment analyses and performed a recoverability test which ultimately concluded the property and equipment of five restaurants were impaired.

During the year ended December 31, 2016, we recorded non-cash asset impairment charges of $12.5 million for five underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value which was determined using a discounted cash flow model or the market value of each restaurant’s assets. The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 2 and Level 3 inputs as described in Note 2. This impairment charge was recorded to asset impairment charge in the consolidated statement of comprehensive income (loss).

While, we do not intend to close any of these underperforming restaurants at this time, we will continue to evaluate each of these restaurants on a case-by-case basis. Additionally, while we believe that our estimates of fair value are appropriate, we will continue to monitor these asset values of each individual restaurant.  Additionally, should actual values differ materially from our estimates, we may be required to record impairment charges in the future.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

3.   Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll and benefits	$4,549	$3,786
Gift cards	4,311	2,309
Accrued construction and remodel (1)	2,005	5,017
Sales and use taxes	1,776	1,678
Business and income taxes	563	321
Accrued occupancy	240	296
Other	1,006	875
Total accrued expenses	$14,450	$14,282

(1)	Balance is attributable to property additions for our new restaurants and remodels.

4.     Debt and Credit Agreements

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

		December 31, 2016			December 31, 2015
	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Oct. 2021	$539	$12,000	$12,000	$-
Term Loan	Oct. 2021	180	14,813	14,813	-
Total debt		$719	$26,813	26,813	-
Debt issuance costs presented with debt (a)				(180)	-
Total debt, net				26,633
Less: current portion				712
Long term debt				$25,921	$-

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of December 31, 2016. The deferred financing costs related to the Revolver continue to be presented as an asset, and are included in both Prepaid expenses and other current assets and Other assets on the consolidated balance sheets as of December 31, 2016 and December 31, 2015.

(b)	Our Revolver and Term Loan bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2016 we had $26.8 million in outstanding borrowings and $33.2 million available under the credit facility, subject to compliance with certain covenants. We incurred gross interest expense of $572,000, $184,000 and $269,000 during the year ended December 31, 2016, 2015 and 2014, respectively. Capitalized interest was $178,000 for the year ended December 31, 2016. We did not capitalize any interest for the years ended December 31, 2015 and 2014.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, as a result, all borrowings under the credit facility are classified as long-term debt, except for the quarterly amortization payments for the Term Loan which are classified as current portion of long term debt.

The required principal payments for all borrowings for each of the five years following the balance sheet date are as follows (in thousands):

2017	$750
2018	844
2019	1,125
2020	1,219
2021	22,875
Thereafter	—
Total	$26,813

The credit facility also requires us to comply with certain covenants on a quarterly basis, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 4.25 to 1.0 through the maturity date. We were in compliance with all covenants at December 31, 2016. We may from time to time request that the total revolving credit commitment under the Second Amended Credit Agreement be increased up to an amount not to exceed $85 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Second Amended Credit Agreement. Subsequent to December 31, 2016, we borrowed an additional $8 million on the Credit Facility to fund working capital and the share repurchase program. There is a high likelihood that we will not be in compliance with the leverage ratio requirement at March 31, 2017.  As a result, we have engaged KeyBank, as lead bank, to enter into an amendment of the Credit Facility by March 31, 2017. We believe it is probable that an amendment will be executed and we will be in compliance with all covenants at March 31, 2017. However, in the event that we do not enter into any amendment as expected by March 31, 2017, we will be in default of our covenants and the lenders have various remedies which would materially affect our financial condition.

5.     Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$—	$—
State	66	43	—
	66	43	—
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total	$66	$43	$—

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense (benefit) differed from amounts computed by applying the federal statutory rate to income (loss) from operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Income tax expense (benefit) at federal statutory rate of 34%	$(7,331)	$(1,514)	$239
State income taxes, net of federal benefit	(1,382)	46	41
Nondeductible expenses	701	583	484
Business tax credit	(1,692)	(1,503)	(1,959)
Other	108	(273)	(32)
Change in valuation allowance	9,662	2,704)	1,227
Total	$66	$43	$—

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforward	$10,694	$8,027
Deferred rent	11,570	7,585
Business tax credits	12,558	10,917
Organizational and preopening costs	558	238
Stock-based compensation	1,033	797
Accrued expenses	157	79
Property and equipment	(7,338)	(7,699)
Other	984	610
Net deferred tax assets	30,216	20,554
Valuation allowance	(30,216)	(20,554)
Total	$—	$—

The valuation allowance increased $9.7 million and $2.7 million at December 31, 2016 and 2015. At December 31, 2016, we had $31.3 million in federal net operating loss carryforwards that will begin expiring in 2034, $49.2 million in state net operating loss carryforwards that began expiring in 2016 and $12.6 million in federal business tax credit carryforwards, the majority of which is comprised of FICA tip credit carryforwards that will begin expiring in 2022. These credits and certain state net operating loss carryforwards are also subject to annual limitations due to ownership change rules under the Internal Revenue Code.

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

The unrecognized tax benefits as of December 31, 2015 was $1.7 million. Accruals for unrecognized tax benefits were included within our deferred tax assets as of December 31, 2015, which were offset by a valuation allowance. These accruals related to various tax matters that result from uncertainties in the application of certain income tax regulations. There was no unrecognized tax benefit for the year ended December 31, 2016. The full amount of the unrecognized tax benefit at December 31, 2015 decreased during 2016, upon the filing of certain amended state tax returns.  None of the tax benefit impacted the effective tax rate due to the Company’s full valuation allowance. As of December 31, 2016, there was no accrued interest or penalties recorded in the consolidated financial statements.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2012.

6.     Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2016 or 2015.

Common Stock

On April 30, 2015, our shareholders approved an amendment to our certificate of incorporation to increase the number of authorized shares of common stock from 15 million to 30 million.

Stock Purchase and Retirement Program

In November 2015, our Board of Directors authorized a stock repurchase program of up to $10.0 million of our outstanding common stock. We completed the stock repurchase authorization in June 2016 and repurchased and retired 832,937 shares at a cost of $10.0 million.

In October 2016, our Board of Directors authorized an additional stock repurchase of up to $5.0 million of outstanding common stock. As of December 31, 2016, we repurchased and retired $1,427,000 or 136,790 shares under the 2016 authorization. We completed the $5 million stock repurchase program in February 2017 with the purchase and retirement of 532,376 shares.

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

Stockholder Rights Plan

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

7.     Stock-Based Compensation

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

We previously granted stock options under our 2012 Stock Award Plan (the “2012 Plan”). In April 2015, our shareholders approved an increase of 1.5 million common shares reserved for issuance under the 2012 Plan. The total shares of common stock reserved for issuance were 3.7 million, of which 1.4 million shares were available for grant as of December 31, 2016.

We account for stock-based compensation using the fair value recognition provisions. Compensation expense is recognized ratably over the vesting term of the option and is included in general and administrative expenses. The following table presents information related to stock-based compensation (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation	$1,262	$1,363	$856

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

	2016	2015	2014
Expected volatility	45.2%	40.7%	36.8%
Risk-free interest rate	0.9%	0.9%	0.7%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.2	3.0	2.9
Weighted average fair value per option granted	$4.57	$6.67	$4.15

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activities under our stock award plans during 2016, 2015 and 2014 were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2013	783,297	$6.94
Granted	309,900	16.24
Forfeited	(26,650)	13.08
Exercised	(326,297)	6.82
Outstanding options at December 31, 2014	740,250	10.66
Granted	380,268	23.28
Forfeited	(81,213)	19.73
Exercised	(77,837)	7.40
Outstanding options at December 31, 2015	961,468	15.15
Granted	251,532	14.26
Forfeited	(111,094)	11.49
Exercised	(127,706)	6.73
Outstanding options at December 31, 2016	974,200	$16.44	2.7	$841,000

Exercisable at December 31, 2016	475,742	$15.46	2.2	$690,000

The intrinsic value of options exercised during 2016, 2015 and 2014 was $800,000, $1.2 million and $5.0 million, respectively. The total fair value of shares vested during 2016, 2015 and 2014 was $1.1 million, $1.0 million and $0.7 million, respectively. As of December 31, 2016, there was approximately $1.8 million of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.2 years.

Information regarding options outstanding and exercisable at December 31, 2016 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$4.99	–	$8.71	180,900	0.9	$7.94	142,400	$7.71
$11.82	–	$18.85	489,582	3.2	$15.21	199,475	$15.59
		$23.49	303,718	3.1	$23.49	133,867	$23.49
			974,200	2.7	$16.44	475,742	$15.46

8.      Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2016, 2015 and 2014 were $273,000 $263,000 and $216,000, respectively.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

During 2005, our Board of Directors and stockholders approved the 2005 Employee Stock Purchase Plan (ESPP) and reserved 425,000 shares of common stock for issuance thereunder. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. The purchase price per share at which shares of common stock are sold in an offering under the ESPP is equal to 95% of the fair market value of common stock on the last day of the applicable offering period. During 2016, 2015 and 2014, 4,333 shares, 2,743 shares and 2,298 shares, respectively, were purchased under the ESPP.

9.      Commitments and Contingencies

Leases

We lease our restaurant locations under operating leases having terms expiring from 2017 to 2029. The leases typically include renewal clauses of five years exercisable at the option of our company and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the lease term. Certain of these leases require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement. The leases typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs. We also lease office facilities and certain equipment under operating lease agreements.

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Minimum base rent	$12,203	$9,618	$7,391
Contingent rent	222	269	168
Total rent	$12,425	$9,887	$7,559

As of December 31, 2016, future minimum lease payments under operating leases, including all signed leases for restaurants to be opened and excluding unexercised renewal options periods, were as follows (in thousands):

2017	$16,110
2018	15,956
2019	15,894
2020	15,400
2021	15,063
Thereafter	55,771
Total minimum lease payments	$134,194

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

10. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly unaudited financial data for 2016 and 2015 is as follows (in thousands, except per share data):

	2016
	March 31	June 30	September 30	December 31
Restaurant sales	$39,277	$43,296	$43,358	$43,592
Income (loss) from operations (2)	(1,578)	(738)	(2,411)	(16,265)
Net income (loss) (2)	(1,656)	(835)	(2,555)	(16,583)
Diluted net income (loss) per share (1) (2)	$(0.15)	$(0.08)	$(0.24)	$(1.58)

	2015
	March 31	June 30	September 30	December 31
Restaurant sales	$32,807	$36,225	$35,925	$38,066
Income (loss) from operations	(892)	(28)	(1,401)	(1,953)
Net income (loss)	(925)	(93)	(1,468)	(2,011)
Diluted net income (loss) per share (1)	$(0.08)	$(0.01)	$(0.13)	$(0.18)

(1)	Net income (loss) per share calculations for each quarter are based on the weighted average diluted shares outstanding for that quarter and may not total to the full year amount.
(2)	During the quarter ended December 31, 2016 we recorded a long-lived asset impairment charge of $12.5 million.