Form 10-Q
period 2017-03-31
KONA GRILL INC
filed 2017-05-09
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34082
____________

Kona Grill, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0216690
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15059 North Scottsdale Road, Suite 300
Scottsdale, Arizona 85254
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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

As of April 30, 2017, there were 10,098,627 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash and cash equivalents	$2,226	$3,476
Short-term investments	178	178
Receivables	977	1,850
Inventory	2,085	2,176
Prepaid expenses and other current assets	593	1,052
Total current assets	6,059	8,732
Other assets	1,461	1,383
Property and equipment, net	97,858	98,268
Total assets	$105,378	$108,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,062	$4,115
Accrued expenses	12,460	14,450
Current portion of long-term debt	712	712
Total current liabilities	16,234	19,277
Long term debt	31,955	25,921
Deferred rent and other long term liabilities	32,026	31,610
Total liabilities	80,215	76,808
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,214,827 shares issued and 10,098,627 shares outstanding at March 31, 2017; 10,568,230 shares issued and 10,452,030 shares outstanding at December 31, 2016	102	106
Additional paid-in capital	85,667	88,703
Accumulated deficit	(59,606)	(56,234)
Treasury stock, at cost, 116,200 shares at March 31, 2017 and December 31, 2016	(1,000)	(1,000)
Total stockholders’ equity	25,163	31,575
Total liabilities and stockholders’ equity	$105,378	$108,383

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016

Restaurant sales	$45,225	$39,277
Costs and expenses:
Cost of sales	12,553	10,501
Labor	16,725	14,118
Occupancy	4,080	3,249
Restaurant operating expenses	7,283	5,639
General and administrative	3,632	3,516
Preopening expenses	336	711
Depreciation and amortization	3,658	3,121
Total costs and expenses	48,267	40,855
Income (loss) from operations	(3,042)	(1,578)
Interest expense, net	306	53
Income (loss) before income taxes	(3,348)	(1,631)
Income tax expense	25	25
Net income (loss)	$(3,373)	$(1,656)

Net income (loss) per share:
Basic	$(0.33)	$(0.15)
Diluted	$(0.33)	$(0.15)

Weighted average shares used in computation:
Basic	10,177	11,258
Diluted	10,177	11,258

Comprehensive income (loss)	$(3,373)	$(1,656)

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net income (loss)	$(3,373)	$(1,656)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,658	3,121
Stock-based compensation	303	299
Amortization of deferred financing costs	38	21
Change in operating assets and liabilities:
Receivables	873	939
Inventory	92	40
Prepaid expenses and other current assets	458	440
Accounts payable	28	(248)
Accrued expenses	(1,941)	(437)
Deferred rent and other long term liabilities	416	322
Net cash provided by operating activities	552	2,841

Investing activities
Purchase of property and equipment	(4,377)	(12,551)
Change in other assets	6	(19)
Net cash used in investing activities	(4,371)	(12,570)

Financing activities
Borrowings from revolving credit facility	8,000	5,000
Repayments on revolving credit facility	(1,750)	—
Repayments on term loan	(188)	—
Fees paid for credit facility	(151)	—
Purchase and retirement of common stock	(3,572)	(984)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	230	111
Net cash provided by financing activities	2,569	4,127

Net change in cash and cash equivalents	(1,250)	(5,602)
Cash and cash equivalents at the beginning of the period	3,476	9,055
Cash and cash equivalents at the end of the period	$2,226	$3,453

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$335	$30
Cash paid for income taxes, net of refunds	$—	$26

Noncash investing activities
Accounts payable and accruals related to property and equipment	$2,128	$6,416

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of March 31, 2017, we owned and operated 45 restaurants in 23 states throughout the United States and Puerto Rico. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The pronouncement was issued to clarify the principles for recognizing revenue and is effective for reporting periods beginning after December 15, 2017. We are currently performing an assessment of the revised standard and impacts on the Company’s consolidated financial statements and disclosures. To date, we have reviewed a sample of contracts that are representative of the current types of revenue generating streams. We are still in the process of completing our assessment of the impacts, including the potential impacts on variable consideration on royalty income received from franchise sales.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. The Company has adopted this standard effective January 1, 2017. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The Company should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the Company has elected to not change its accounting policy and continue to estimate the number of awards that are expected to vest. The adoption of this standard created an additional $2.1 million in deferred tax assets which was offset by the Company’s full valuation allowance. As such, we determined the adoption of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 7 for further discussion.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended March 31,
	2017	2016
(In thousands, except per share data)
Numerator:
Net income (loss)	$(3,373)	$(1,656)

Denominator:
Weighted average shares — Basic	10,177	11,258
Effect of dilutive stock options	—	—
Weighted average shares — Diluted	10,177	11,258
Net income (loss) per share:
Basic	$(0.33)	$(0.15)
Diluted	$(0.33)	$(0.15)

For the three months ended March 31, 2017 and 2016, there were 1.1 million and 0.8 million stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Leasehold improvements	$115,968	$115,902
Equipment	30,120	29,900
Furniture and fixtures	12,401	12,196
	158,489	157,998
Less accumulated depreciation and amortization	(66,580)	(62,921)
	91,909	95,077
Construction in progress	5,949	3,191
Total property and equipment, net	$97,858	$98,268

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. Capitalized costs were $325,000 and $269,000 in the three months ended March 31, 2017 and 2016, respectively.

During the quarter ended December 31, 2016, we recorded non-cash asset impairment charges of $12.5 million for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value which was determined using a discounted cash flow model or the market value of each restaurant’s assets. While we believe that our estimates of fair value are appropriate, we will continue to monitor the asset values of each individual restaurant.  Additionally, should actual values differ materially from our estimates, we may be required to record impairment charges in the future.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued payroll and benefits	$3,927	$4,549
Gift cards	3,097	4,311
Accrued construction and remodel(1)	1,956	2,005
Sales and use taxes	1,327	1,776
Business and income taxes	529	563
Accrued occupancy	131	240
Other	1,493	1,006
Total accrued expenses	$12,460	$14,450

(1)     Balance is attributable to property additions for our new restaurants and remodels.

6.     Debt and Credit Agreements

On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank National Association (“KeyBank”) and Zions First National Bank to (i) increase the credit facility from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the credit facility to October 12, 2021. On March 29, 2017, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”). The Amendment amended the Second Amended Credit Agreement with the Lenders to, among other things, increase the leverage ratio applicable at March 31, 2017 to 4.85 from 4.25 and provide that such leverage ratio shall decrease on a quarterly basis over the following twelve months to 4.25 by March 31, 2018 and remain at such level until maturity. The terms of the Amendment were effective as of January 1, 2017. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility.

		March 31, 2017			December 31, 2016
(in thousands)	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Oct. 2021	$624	$18,250	$18,250	$12,000
Term Loan	Oct. 2021	208	14,625	14,625	14,813
Total debt		$832	$32,875	32,875	26,813
Debt issuance costs presented with debt (b)				(208)	(180)
Total debt, net				32,667	26,633
Less: current portion				712	712
Long term debt				$31,955	$25,921

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of March 31, 2017 and December 31, 2016. The deferred financing costs related to the Revolver continue to be presented as an asset, and are included in both Prepaid expenses and other current assets and Other assets on the condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016.

(b)	Our Revolver and Term Loan bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

The interest rate under the Amendment is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 1.75% to 2.75% and the base rate margins range from 0.75% to 1.75%. For such times when the leverage ratio is greater than 4.25, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 2.25% and 3.25%, respectively. Payments on the Term Loan are due quarterly and subject to acceleration upon certain events as defined in the Second Amended Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. For such times when the leverage ratio is greater than 4.25, the commitment fee annual rate will be 0.50%. The commitment fee is payable quarterly in arrears.

At March 31, 2017, we had $32.9 million in outstanding borrowings and $27.1 million available under the credit facility, subject to compliance with certain covenants. We incurred gross interest expense of $356,000 and $53,000 during the three months ended March 31, 2017 and 2016, respectively. Capitalized interest was $50,000 for the three months ended March 31, 2017 and immaterial for the three months ended March 31, 2016.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, thus, all borrowings under the credit facility are classified as long-term debt, except for the quarterly amortization payments for the Term Loan which are classified as current portion of long term debt.

The credit facility also requires us to comply with certain covenants on a quarterly basis, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 4.85 to 1.0 reducing on a quarterly basis to 4.25 by March 31, 2018 through the maturity date. We may from time to time request that the total revolving credit commitment under the Second Amended Credit Agreement be increased up to an amount not to exceed $85 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Second Amended Credit Agreement. We were in compliance with all covenants at March 31, 2017.

7.	Income Taxes

We recorded an income tax expense of $25,000 during the three months ended March 31, 2017 and 2016, respectively. The income tax expense for the three months ended March 31, 2017 and 2016, consists of state income tax expenses for which no net operating losses or other credits exist.

At March 31, 2017, we had approximately $33.2 million in deferred tax assets primarily related to state net operating loss carryforwards and federal business tax credit carryforwards. Included in this number, the Company recorded the effect of the adoption of ASU 2016-09 as of January 1, 2017, which resulted in an increase to deferred tax assets of approximately $2.1 million. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized. Future changes in our valuation allowance could have a material effect on our results of operations in the period recorded.

8.	Stock-Based Compensation

The fair value of stock options granted during the three months ended March 31, 2017 and 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2017	2016
Expected volatility	50.8%	45.2%
Risk-free interest rate	1.6%	0.9%
Expected option life (in years)	3.5	3.2
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$3.11	$4.57

The following table summarizes our stock option activity for the three months ended March 31, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2016	974,200	$16.44
Granted	219,178	8.15
Forfeited	(3,375)	18.80
Exercised	(40,000)	5.41
Outstanding options at March 31, 2017	1,150,003	$15.24	3.0	$—
Exercisable at March 31, 2017	635,517	$16.32	2.3	$—

We recognized stock-based compensation expense of $0.3 million in each of the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $2.2 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.4 years.

The total shares of common stock reserved for issuance totaled 3.7 million, of which 1.2 million shares were available for grant as of March 31, 2017.

9.	Stock Purchase and Retirement Program

In October 2016, our Board of Directors authorized a repurchase program of up to $5.0 million of our outstanding common stock. We completed the $5 million stock repurchase program in February 2017 with the purchase and retirement of 532,376 shares, including $3.6 million or 395,586 shares during the first quarter of 2017.

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, we filed a Motion for Summary Judgment requesting judgment in its favor on all claims asserted against it by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. The case is proceeding in the Circuit Court. We filed a Motion for Summary Judgment on February 14, 2017 and filed Reply Suggestions in Support of Motion for Summary Judgment on March 31, 2017 and are awaiting a response on whether the Circuit Court sets this matter for hearing or enters an order based upon the documents provided. A trial date has been scheduled for June 12, 2017. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim.

11.	Subsequent Event

In April 2017, management and the Board of Directors assessed the capital allocation strategy of the Company and made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California.  We are in the process of evaluating the costs associated with this decision, including lease termination costs, asset impairment, and deferred rent liability. We expect to be able to quantify the impact of the decision and record the financial impact related to these activities in the quarter ended June 30, 2017 or upon settlement with the landlord with regards to the lease termination costs.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

Certain information included in this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, expectations, intentions and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that could cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2016 and other reports filed from time to time with the SEC.

Overview

We currently own and operate 45 restaurants located in 23 states and Puerto Rico. Over the past three years, we have grown organically through opening new restaurants. We achieved a unit growth rate of 22% in 2016, with eight openings during the year and 23% unit growth in 2015 with seven restaurant openings. We plan to open one restaurant during 2017, as we believe that a more modest growth rate will provide us the flexibility to allocate capital resources, increase our earnings and strengthen our balance sheet as well as to focus our time and attention on new restaurant operations and performance.

We continue to execute our strategy for international market expansion. Given the strength of our concept in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Toronto, Canada. The agreement allows our franchisee the right to develop additional restaurants in the Toronto market for a specified period of time following the opening of the first restaurant. In February 2016, we signed an agreement for the development of six Kona Grill restaurants in Mexico and in April 2016, we signed an agreement for the development of six Kona Grill restaurants in the United Arab Emirates. We expect each of our international franchise partners to open a Kona Grill restaurant in their respective country in 2017.

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

In April 2017, management and the Board of Directors assessed the capital allocation strategy of the Company and made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California.  We are in the process of evaluating the costs associated with this decision, including lease termination costs, asset impairment, and deferred rent liability. We expect to be able to quantify the impact of the decision and record the financial impact related to these activities in the quarter ended June 30, 2017 or upon settlement with the landlord with regards to the lease termination costs.

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

Restaurant Operating Profit. Restaurant operating profit is defined as restaurant sales minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, or preopening expenses. We believe restaurant operating profit is an important component of financial results because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance prior to application of corporate overhead. We use restaurant operating profit as a percentage of restaurant sales as a key metric to evaluate our restaurants’ financial performance compared with our competitors. This measure provides useful information regarding our financial condition and results of operations and allows investors to better determine future financial results driven by growth and to compare restaurant level profitability.

EBITDA. EBITDA is defined as net income (loss) plus the sum of interest, taxes, depreciation and amortization. EBITDA is presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Restaurant sales growth	15.1%	19.7%
Same-store sales percentage change	(4.3)%	3.6%
Average unit volume (in thousands)	$1,058	$1,140
Sales per square foot (in thousands)	$147	$158
Restaurant operating profit (in thousands)	$4,584	$5,770
Restaurant operating profit as a percentage of sales	10.1%	14.7%
EBITDA (in thousands)	$616	$1,543
EBITDA as a percentage of sales	1.4%	3.9%

The following tables set forth our reconciliation of EBITDA and restaurant operating profit to our income (loss) from operations, the most comparable U.S. GAAP measure.

	Three Months Ended March 31,
	2017	2016
(In thousands)
Net income (loss)	$(3,373)	$(1,656)
Income tax expense	25	25
Interest expense, net	306	53
Depreciation and amortization	3,658	3,121
EBITDA	616	1,543
General and administrative	3,632	3,516
Preopening expense	336	711
Restaurant operating profit	$4,584	$5,770

	Percentage of Restaurant Sales
	Three Months Ended March 31,
	2017	2016
Net income (loss)	(7.5)%	(4.2)%
Income tax expense	0.1	0.1
Interest expense, net	0.7	0.1
Depreciation and amortization	8.1	7.9
EBITDA	1.4%	3.9%
General and administrative	8.0	9.0
Preopening expense	0.7	1.8
Restaurant operating profit	10.1%	14.7%

 Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended March 31,
	2017	2017
Restaurant sales	100.0%	100.0%
Costs and expenses:
Cost of sales	27.8	26.7
Labor	37.0	35.9
Occupancy	9.0	8.3
Restaurant operating expenses	16.1	14.4
General and administrative	8.0	9.0
Preopening expenses	0.7	1.8
Depreciation and amortization	8.1	7.9
Total costs and expenses	106.7	104.0
Income (loss) from operations	(6.7)	(4.0)
Interest expense, net	0.7	0.1
Income (loss) before income taxes	(7.4)	(4.2)
Income tax expense	0.1	0.1
Net income (loss)	(7.5)%	(4.2)%

Certain amounts may not sum due to rounding.

Three Months Ended March 31, 2017 Compared with Three Months Ended March 31, 2016

Restaurant Sales. Restaurant sales increased $5.9 million, or 15.1%, to $45.2 million during the first quarter of 2017 from $39.3 million in the first quarter of 2016, primarily attributable to a 22.8% increase in the number of operating weeks. Our same-store sales decreased 4.3% year over year, driven primarily by a decrease in customer traffic. The 4.3% decline in same-store sales in the first quarter of 2017 compares to a 3.6% increase in same-store sales in the first quarter of 2016.

Cost of Sales. Cost of sales increased $2.1 million, or 19.5%, to $12.6 million in the first quarter of 2017 compared to $10.5 million in the same prior year period, with the increase primarily attributable to eight new locations opened since the beginning of the second quarter of 2016. As a percentage of restaurant sales, cost of sales was 27.8% compared to 26.7% in the prior year, primarily reflecting higher pricing on salmon and sea bass as well as lower beer margins due to promotional offerings.

Labor. Labor expense for our restaurants increased $2.6 million, or 18.5%, to $16.7 million in the first quarter of 2017 from $14.1 million in the first quarter of 2016. Labor expenses as a percentage of restaurant sales increased to 37.0% compared to 35.9% in the prior year period, reflecting increased wage costs due to certain state or local mandated minimum wage increases, labor inefficiencies from our newly opened locations, and a competitive labor market resulting in higher wage costs. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $0.8 million, or 25.6%, to $4.1 million in the first quarter of 2017 from $3.2 million in the prior year same quarter, primarily associated with base rent and common area maintenance charges for eight new locations opened since the beginning of the second quarter of 2016. Occupancy expenses as a percentage of restaurant sales were 9.0% in the first quarter of 2017, compared to 8.3% in the first quarter of 2016.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.6 million, or 29.2%, to $7.3 million in the first quarter of 2017 compared to $5.6 million in the first quarter of 2016, primarily due to additional operating expenses for eight new restaurants opened since the beginning of the second quarter of 2016. Restaurant operating expenses as a percentage of restaurant sales were 16.1% and 14.4% in the first quarter of 2017 and 2016, respectively. The year over year increase was driven in part by higher repair and maintenance costs, marketing expenses, professional services and training-related travel costs.

General and Administrative. General and administrative expenses increased by $0.1 million, or 3.3%, to $3.6 million from $3.5 million year over year; however, these expenses decreased as a percentage of sales to 8.0% in the first quarter of 2017 compared to 9.0% in the prior year same quarter as a result of leverage on a higher sales base.

Preopening Expenses. Preopening expenses were $0.3 million and $0.7 million in the first quarters of 2017 and 2016, respectively. Preopening expenses in the first quarter of 2017 was primarily attributable to the Scottsdale restaurant which is scheduled to open in the second quarter of 2017. Preopening expenses during the first quarter of 2016 primarily related to our Irvine, California restaurant opened in April 2016, our Fairfax, Virginia and Minnetonka, Minnesota restaurants opened in the later part of the second quarter of 2016 and other new restaurants that were planned for the remainder of 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million, or 17.2%, to $3.7 million from $3.1 million year over year. Depreciation and amortization expense as a percentage of restaurant sales was 8.1% and 7.9% of restaurant sales in the first quarter of 2017 and 2016, respectively. The increase is primarily attributable to eight new restaurants opened since the beginning of the second quarter of 2016, partially offset by a lower depreciable asset base as result of the $12.5 million asset impairment charge recorded in the fourth quarter of 2016.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with our credit facility and interest incurred on borrowings under the credit facility. Interest expense increased year over year as we had $32.9 million outstanding under the credit facility during the first quarter of 2017 compared to borrowings of $5.0 million in the prior year period.

Income Tax Expense. Income tax expense was $25,000 for the three months ended March 31, 2017 and 2016, respectively, and consisted of state income tax expenses for which no net operating loss carryforwards or other credits exist.

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

Liquidity and Capital Resources

Currently, our primary ongoing capital requirements are for new restaurant development and remodeling of existing restaurants. Similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash for leasehold improvements, furniture, fixtures and equipment to construct and equip each restaurant. We also require capital resources to maintain and remodel our existing base of restaurants, to further expand and strengthen the capabilities of our corporate and information technology infrastructures and for approved stock repurchase programs.

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	March 31, 2017	December 31, 2016
Cash and short-term investments	$2,404	$3,654
Net working capital	$(10,175)	$(10,545)

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$552	$2,841
Capital expenditures	$4,377	$12,551

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and remodels primarily from cash flows from operations and borrowings under our credit facility. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility.

We plan to continue growing organically through unit expansion. We plan to open one restaurant during 2017 and believe that a more moderate growth rate will provide us the flexibility to allocate our capital resources, strengthen our balance sheet as well as to focus our time and attention on new restaurant operations and performance. In order to build the foundation for the expansion of our concept we will continue making incremental investments to support our new unit expansion and international business development initiatives. As such, we expect to spend approximately $7 million to $11 million in capital expenditures in 2017, net of tenant improvement allowances, for the construction of new restaurants and the remodel of certain existing restaurants, as well as maintenance capital expenditures.

As of March 31, 2017, we had a working capital deficit of $10.2 million and outstanding borrowings under our credit facility of $32.9 million. We believe existing cash and cash equivalents and short-term investments of $2.4 million, the ability to draw additional borrowings under our credit facility, subject to compliance with certain covenants, and cash flow from operations will be sufficient to fund the development of new restaurants and planned remodels of existing restaurants during 2017.

During the first quarter of 2017, we repurchased $3.6 million or 395,586 shares of common stock and completed our $5.0 million stock repurchase program.

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

Debt and Credit Agreements

On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank National Association and Zions First National Bank to (i) increase the credit facility from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and a $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the credit facility to October 12, 2021. On March 29, 2017, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment”) The Amendment amended the Second Amended Credit Agreement with the Lenders to, among other things, increase the leverage ratio applicable at March 31, 2017 to 4.85 from 4.25 and provide that such leverage ratio shall decrease on a quarterly basis over the following twelve months to 4.25 by March 31, 2018 and remain at such level until maturity. The terms of the Amendment were effective as of January 1, 2017. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility.

The interest rate under the Amendment is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 1.75% to 2.75% and the base rate margins range from 0.75% to 1.75%. For such times when the leverage ratio is greater than 4.25, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 2.25% and 3.25%, respectively. Payments on the Term Loan are due quarterly and subject to acceleration upon certain events as defined in the Second Amended Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. For such times when the leverage ratio is greater than 4.25, the commitment fee annual rate will be 0.50%. The commitment fee is payable quarterly in arrears.

The credit facility also requires us to comply with certain covenants on a quarterly basis, including (a) a fixed charge coverage ratio of not less than 1.50 and (b) a maximum leverage ratio of 4.85 to 1.0 reducing on a quarterly basis to 4.25 by March 31, 2018 through the maturity date. We may from time to time request that the total revolving credit commitment under the Second Amended Credit Agreement be increased up to an amount not to exceed $85 million. Any such increase is subject to agreement of the respective lenders in the lending syndicate or new lenders in certain circumstances. Any such increase, which may be for a lesser amount than requested by us, is also subject to certain other terms and conditions as provided in the Second Amended Credit Agreement. We were in compliance with all covenants at March 31, 2017. See “Debt and Credit Agreements” in Note 6 of the Notes to the Condensed Consolidated Financial Statements for further discussion on our debt and credit agreements.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2017	2016
Net cash provided by (used in):
Operating activities	$552	$2,841
Investing activities	(4,371)	(12,570)
Financing activities	2,569	4,127
Net change in cash and cash equivalents	$(1,250)	$(5,602)

Operating Activities. Our cash flows from operating activities provided $0.6 million and $2.8 million of net cash during the first three months of 2017 and 2016, respectively. The year over year change in cash from operating activities is primarily due to lower net income, timing of payments and receipt of tenant allowance reimbursements and timing of payments for accrued expenses during the first quarter of 2017.

Investing Activities. Capital expenditures for the first quarter of 2017 were $4.4 million, primarily associated with our Scottsdale Quarter restaurant scheduled to open in the latter part of the second quarter of 2017, residual payments from restaurants opened during the fourth quarter of 2016, and maintenance capital expenditures. Capital expenditures for the first quarter of 2016 were $12.6 million, primarily associated with our Las Vegas restaurant remodel which opened during the quarter, costs associated with our Irvine, California restaurant which opened in April 2016, and our Fairfax, Virginia and Minnetonka, Minnesota restaurants which opened in June of 2016, residual payments from restaurants opened during the fourth quarter of 2015 as well as architecture and design costs associated with our other planned new restaurants and remodels for the remainder of 2016.

Financing Activities. Net cash provided by financing activities during the first quarter of 2017 was $2.6 million and consisted primarily of $8.0 million of borrowings and $0.2 million of proceeds from stock option exercises, partially offset by $3.6 million for the repurchase of common stock under our October 2016 stock repurchase program, $1.9 million in payments under our credit facility and $0.2 million for debt issuance costs associated with the Amendment. Net cash provided by financing activities during the first quarter of 2016 consisted of $5.0 million of borrowings under our credit facility and $0.1 million of proceeds from stock option exercises, partially offset by $1.0 million cash outflow for the repurchase of our common stock.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements or obligations, other than operating leases which are not classified as debt.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experiences and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting policies and estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2016.

We had no significant changes in our critical accounting policies and estimates since our last annual report, except for the added disclosure to the revenue recognition policy surrounding breakage income related to our gift card liability. The updated revenue recognition accounting policy is as follows:

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions and discounts. Revenues from gift card sales are recognized upon redemption. Prior to redemption, the outstanding balances of all gift cards are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. We recognize gift card breakage income when the likelihood of the redemption of the gift cards becomes remote. Gift card breakage income is recorded in “Restaurant Sales” on the Condensed Consolidated Statements of Comprehensive Income (Loss) and amounted to $0.2 million for the three months ended March 31, 2017. We did not record any breakage income related to our gift card liability for the three months ended March 31, 2016.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and labor and materials used in the construction of new restaurants. Increases in minimum wages directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary adjustments. These increases could impact our operating results to the extent that such increases cannot be passed along through higher menu prices. Over the past two years, inflation has not significantly affected our operating results.

Interest Rate Risk

We also face market risk exposure due to the variable interest rates on our credit facility. Interest on both the term and revolver loans are subject to adjustment based on changes to the Prime or LIBOR rates. Interest rate fluctuations may adversely impact our financial condition or results of operations.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2017 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

See “Commitments and Contingencies” in Note 10 of the Notes to the Condensed Consolidated Financial Statements for a description of our material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2016. A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

In October 2016, our Board of Directors authorized a repurchase program of up to $5.0 million of our outstanding common stock. We completed the $5.0 million stock repurchase program in February 2017 with the purchase and retirement of 532,376 shares, under the 2016 authorization, including $3.6 million or 395,586 shares during the first quarter of 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 2017	275,088	$9.13	275,088	$1,054,000
February 2017	120,498	$8.73	120,498	$-
Total	395,586	$9.03	395,586

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit
10.1	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of March 29, 2017 (incorporated by reference to Form 8-K filed April 3, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: May 9, 2017