Form 10-Q
period 2017-06-30
KONA GRILL INC
filed 2017-08-02
CIK 1265572

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of July 31, 2017, there were 10,102,027 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,593	$3,476
Short-term investments	178	178
Receivables	2,483	1,850
Inventory	1,949	2,176
Prepaid expenses and other current assets	810	1,052
Total current assets	8,013	8,732
Other assets	1,059	1,383
Property and equipment, net	97,577	98,268
Total assets	$106,649	$108,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,344	$4,115
Accrued expenses	12,719	14,450
Current portion of long-term debt	703	712
Total current liabilities	16,766	19,277
Long term debt	36,380	25,921
Deferred rent and other long term liabilities	32,476	31,610
Total liabilities	85,622	76,808

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,218,827 shares issued and 10,102,027 shares outstanding at June 30, 2017; 10,568,230 shares issued and 10,452,030 shares outstanding at December 31, 2016	102	106
Additional paid-in capital	85,859	88,703
Accumulated deficit	(63,934)	(56,234)
Treasury stock, at cost, 116,200 shares at June 30, 2017 and December 31, 2016	(1,000)	(1,000)
Total stockholders’ equity	21,027	31,575
Total liabilities and stockholders’ equity	$106,649	$108,383

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Restaurant sales	$46,977	$43,296	$92,202	$82,573
Costs and expenses:
Cost of sales	12,996	11,213	25,549	21,714
Labor	17,104	15,479	33,829	29,597
Occupancy	4,201	3,258	8,281	6,507
Restaurant operating expenses	7,532	6,065	14,815	11,704
General and administrative	3,084	3,337	6,716	6,853
Preopening expenses	461	1,302	797	2,013
Depreciation and amortization	3,637	3,380	7,295	6,501
Lease termination and exit costs	1,384	—	1,384	—
Total costs and expenses	50,399	44,034	98,666	84,889
Income (loss) from operations	(3,422)	(738)	(6,464)	(2,316)
Write-off of deferred financing costs	472	—	472	—
Interest expense, net	408	72	714	125
Income (loss) before income taxes	(4,302)	(810)	(7,650)	(2,441)
Income tax expense	25	25	50	50
Net income (loss)	$(4,327)	$(835)	$(7,700)	$(2,491)

Net income (loss) per share:
Basic	$(0.43)	$(0.08)	$(0.76)	$(0.22)
Diluted	$(0.43)	$(0.08)	$(0.76)	$(0.22)

Weighted average shares used incomputation:
Basic	10,099	10,932	10,138	11,095
Diluted	10,099	10,932	10,138	11,095

Comprehensive income (loss)	$(4,327)	$(835)	$(7,700)	$(2,491)

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income (loss)	$(7,700)	$(2,491)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,295	6,501
Stock-based compensation	482	623
Amortization of deferred financing costs	84	41
Write-off of deferred financing costs	472	—
Lease termination and exit costs	1,384	—
Change in operating assets and liabilities:
Receivables	(633)	(604)
Inventory	227	(99)
Prepaid expenses and other current assets	287	141
Accounts payable	39	99
Accrued expenses	(2,249)	51
Deferred rent and other long term liabilities	1,376	4,554
Net cash provided by operating activities	1,064	8,816

Investing activities
Purchase of property and equipment	(8,789)	(22,538)
Change in other assets	(52)	(19)
Net cash used in investing activities	(8,841)	(22,557)

Financing activities
Borrowings from revolving credit facility	12,500	18,000
Repayments on revolving credit facility	(1,750)	—
Repayments on term loan	(375)	—
Fees paid for credit facility	(151)	—
Purchase and retirement of common stock	(3,572)	(9,773)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	242	147
Net cash provided by financing activities	6,894	8,374

Net change in cash and cash equivalents	(883)	(5,367)
Cash and cash equivalents at the beginning of the period	3,476	9,055
Cash and cash equivalents at the end of the period	$2,593	$3,688

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$732	$62
Cash paid for income taxes, net of refunds	$74	$25

Noncash investing activities
Accounts payable and accruals related to property and equipment	$1,918	$4,544

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

 Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of June 30, 2017, we owned and operated 46 restaurants in 23 states throughout the United States and Puerto Rico. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. The Company has adopted this standard effective January 1, 2017. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The Company should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the Company has elected to not change its accounting policy and continue to estimate the number of awards that are expected to vest. The adoption of this standard created an additional $2.1 million in deferred tax assets, which was offset by the Company’s full valuation allowance. As such, we determined the adoption of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 7 for further discussion.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(4,327)	$(835)	$(7,700)	$(2,491)
Denominator:
Weighted average shares — Basic	10,099	10,932	10,138	11,095
Effect of dilutive stock options	—	—	—	—
Weighted average shares — Diluted	10,099	10,932	10,138	11,095
Net income (loss) per share:
Basic	$(0.43)	$(0.08)	$(0.76)	$(0.22)
Diluted	$(0.43)	$(0.08)	$(0.76)	$(0.22)

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 1.1 million for the three and six months ended June 30, 2017 and 0.8 million for the three and six months ended June 30, 2016, respectively.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Leasehold improvements	$121,999	$115,902
Equipment	31,161	29,900
Furniture and fixtures	12,865	12,196
	166,025	157,998
Less accumulated depreciation and amortization	(70,216)	(62,921)
	95,809	95,077
Construction in progress	1,768	3,191
Total property and equipment, net	$97,577	$98,268

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. Capitalized costs were $0.2 million and $0.4 million in the three months ended June 30, 2017 and 2016, respectively, and $0.5 million and $0.6 million in the six months ended June 30, 2017 and 2016, respectively.

During the quarter ended June 30, 2017, we wrote-off $0.8 million of long-lived assets associated with our decision not to open a restaurant in El Segundo. This asset impairment charge is reflected within “Lease termination and exit costs” in the accompanying condensed consolidated statement of comprehensive income (loss). See Note 11 for further discussion.

During the quarter ended December 31, 2016, we recorded non-cash asset impairment charges of $12.5 million for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value, which was determined using a discounted cash flow model or the market value of each restaurant’s assets. While we believe that our estimates of fair value are appropriate, we will continue to monitor the asset values of each individual restaurant.  Additionally, should actual values differ materially from our estimates, we may be required to record impairment charges in the future.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued payroll and benefits	$3,873	$4,549
Gift cards	3,062	4,311
Accrued construction (1)	1,475	2,005
Sales and use taxes	1,320	1,776
Lease termination (2)	1,048	—
Business and income taxes	500	563
Accrued occupancy	145	240
Other	1,296	1,006
	$12,719	$14,450

(1)     Balance is attributable to property additions for our new restaurants.

(2)     Balance is attributable to lease termination costs associated with the decision not to open a restaurant in El Segundo, California. See Note 11.

6.	Debt and Credit Agreements

On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank National Association (“KeyBank”) and Zions First National Bank to (i) increase the combined revolving and term credit facilities (the “Credit Facility”) from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the Credit Facility to October 12, 2021. On March 29, 2017, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment No.1”). The Amendment No.1 amended the Second Amended Credit Agreement.

On July 7, 2017, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “Amendment No. 2”). Amendment No. 2 amends the Second Amended Credit Agreement to, among other things, decrease the total available credit from the Revolver from $45 million to $30 million, which including the $15 million Term Loan, results in an overall reduction of the Credit Facility from $60 million to $45 million. Additionally, the maturity date is amended from (a) October 12, 2021 to October 12, 2019, provided that if the Company’s pro forma leverage ratio is less than 4.25 to 1.00 at any time prior to the maturity date, the Company may request a one year extension of the maturity date until October 12, 2020; (b) increases the applicable margins for base rate loans and the applicable margins for LIBOR rate loans by 25 bps to 75 bps depending on the Company’s leverage ratio; and (c) increases the maximum leverage ratio and decrease the minimum fixed charge coverage ratio to provide increased flexibility as further described below. The terms of the Amendment No. 2 were effective as of June 30, 2017. The Credit Facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility.

		June 30, 2017			December 31, 2016
	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Oct. 2019	$209	$22,750	$22,750	$12,000
Term Loan	Oct. 2019	105	14,438	14,438	14,813
Total debt		$314	$37,188	37,188	26,813
Debt issuance costs presented with debt (a)				(105)	(180)
Total debt, net				37,083	26,633
Less: current portion				703	712
Long term debt				$36,380	$25,921

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of June 30, 2017 and December 31, 2016. The deferred financing costs related to the Revolver continue to be presented as an asset, and are included in both Prepaid expenses and other current assets and Other assets on the condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016. In connection with Amendment No. 2 the Company wrote-off unamortized deferred financing costs associated with both its amended Revolver and Term Loan of approximately $0.4 million and $0.1 million, respectively, during the three months ended June 30, 2017.

(b)	Our Revolver and Term Loan bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

The interest rate under Amendment No. 2 is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 2.00% to 4.00% and the base rate margins range from 1.00% to 3.00%. For such times when the leverage ratio is greater than or equal to 4.75, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 3.00% and 4.00%, respectively. Payments on the Term Loan are due quarterly and are subject to acceleration upon certain events as defined in the Second Amended Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the Credit Facility based on the average daily amount outstanding under the Credit Facility for the previous quarter. For such times when the leverage ratio is greater than 4.25, the commitment fee annual rate will be 0.50%. The commitment fee is payable quarterly in arrears.

We incurred gross interest expense of $0.5 million and $0.1 million during the quarter ended June 30, 2017 and 2016. Capitalized interest was $46,000, and $56,000 for the three months ended June 30, 2017 and 2016, respectively. Gross interest expense of $0.8 million and $0.2 million was recorded during the six months ended June 30, 2017 and 2016, respectively. Capitalized interest was $96,000, and $56,000 for the six months ended June 30, 2017 and 2016.

At June 30, 2017, we had $37.2 million in outstanding borrowings, consisting of $22.8 million under the Revolver and $14.4 million under the Term Loan. As of June 30, 2017, net availability under the Credit Facility was $7.25 million, subject to compliance with certain covenants.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, thus, all borrowings under the Credit Facility are classified as long-term debt, except for the quarterly amortization payments for the Term Loan, which are classified as current portion of long term debt.

Amendment No. 2 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.25 to 1.00 for the fiscal quarter ended June 30, 2017; (ii) 1.20 to 1.00 for the fiscal quarters ended September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018; and (iii) 1.30 to 1.00 for the fiscal quarter ended March 31, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 5.50 to 1.00 for the fiscal quarters ended June 30, 2017, September 30, 2017, and December 31, 2017; (ii) 5.25 to 1.00 for the fiscal quarters ended March 31, 2018, June 30, 3018, September 30, 2018 and December 31, 2018; and (iii) 5.00 to 1.00 for the fiscal quarter ended March 31, 2019 and each fiscal quarter thereafter. Under the amended terms of the Credit Facility we were in compliance with such covenants at June 30, 2017.

7.	Income Taxes

We recorded an income tax expense of $25,000 during the three months ended June 30, 2017 and 2016, respectively and $50,000 during the six months ended June 30, 2017 and 2016, respectively. The income tax expense for the three and six months ended June 30, 2017 and 2016, consists of state income tax expenses for which no net operating losses or other credits exist.

At June 30, 2017, we had approximately $33.2 million in deferred tax assets primarily related to state net operating loss carryforwards and federal business tax credit carryforwards. Included in this number, the Company recorded the effect of the adoption of ASU 2016-09 as of January 1, 2017, which resulted in an increase to deferred tax assets of approximately $2.1 million. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized.

8.	Stock-Based Compensation

The fair value of stock options granted during the six months ended June 30, 2017 and 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2017	2016
Expected volatility	50.8%	45.2%
Risk-free interest rate	1.6%	0.9%
Expected option life (in years)	3.5	3.2
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$3.11	$4.57

The following table summarizes our stock option activity for the three months ended June 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2016	974,200	$16.44
Granted	219,178	8.15
Forfeited	(72,441)	14.70
Exercised	(40,000)	5.41
Outstanding options at June 30, 2017	1,080,937	$15.28	2.8	$—
Exercisable at June 30, 2017	643,167	$16.20	2.2	$—

We recognized stock-based compensation expense of $0.2 million and $0.3 million in the three months ended June 30, 2017 and 2016, respectively and $0.5 million and $0.6 million in the six months ended June 30, 2017 and 2016, respectively . As of June 30, 2017, there was $1.7 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.2 years.

The total shares of common stock reserved for issuance totaled 3.7 million, of which 1.3 million shares were available for grant as of June 30, 2017.

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, we filed a Motion for Summary Judgment requesting judgment in our favor on all claims asserted against us by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. A trial date was scheduled for June 12, 2017. The plaintiff filed for a motion of continuance on June 2, 2017 and the motion was granted. The trial date is now scheduled for July 9, 2018. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim. As such, we believe any loss associated with this claim is remote and therefore, we have not reserved for any potential future payments.

11.	Lease Termination and Exit Costs

As a result of our continued focus on improving sales and margins at our existing restaurants, in addition to slowing growth to provide us with capital allocation flexibility, we made the decision in the second quarter of 2017 to not open a restaurant in El Segundo, California and stopped construction on this restaurant. We recognized $1.4 million associated with the estimated costs to terminate the lease, asset impairment charges, write-off of deferred rent liability, and other costs associated with this location.

Lease termination and exit costs attributable to the El Segundo restaurant are reflected within “Lease termination and exit costs” in the accompanying condensed consolidated statement of comprehensive income (loss). Such costs consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands)
Lease termination costs	$1,048	$—	$1,048	$—
Write-off of deferred rent liability	(510)	—	(510)	—
Asset impairment charge	846	—	846	—
Total lease termination and exit costs	$1,384	$—	$1,384	$—

The lease termination and exit cost accrual is included in accrued expenses on the consolidated balance sheets. Activities associated with the lease termination and exit cost accrual are summarized below (in thousands):

Lease Exit Costs
Lease termination and exit costs accrued at January 1, 2017	$—
Lease termination and exit-related costs	1,048
Cash payments	—
Lease termination and exits costs accrued at June 30, 2017	$1,048

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

Overview

We currently own and operate 46 restaurants located in 23 states and Puerto Rico. Over the past four years, we have grown organically through opening new restaurants. We achieved a unit growth rate of 22% in 2016, with eight openings during the year and 23% unit growth in 2015 with seven restaurant openings. We opened our first and only domestic restaurant this year at the Scottsdale Quarter in Scottsdale, Arizona, and no other domestic openings are planned for the remainder of 2017. We believe that a more modest growth rate will allow us to focus our time and attention on new restaurant operations and performance.

We continue to assess our capital allocation strategy and in the second quarter of 2017 made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California. We are in the early stages of negotiations with the landlord in evaluating the costs associated with this decision, including lease termination costs. As such, during the second quarter of 2017, we recognized $1.4 million related to estimated lease termination and exit costs for the El Segundo restaurant. See “Lease Termination and Exit Costs” in Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

We continue to seek rent abatements or contemplate restaurant closures for certain underperforming locations as part of our strategy to improve financial performance. During the second quarter of 2017, we executed lease amendments for rent concessions for a one-year period at two of our existing restaurants. We will continue to negotiate with certain of our landlords regarding rent abatement or closures of certain additional restaurants.

We continue to execute our strategy for international market expansion. Given the strength of our concept in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Latin America, the Middle East and beyond. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Toronto, Canada. The agreement allows our franchisee the right to develop additional restaurants in the Toronto market for a specified period of time following the opening of the first restaurant. In February 2016, we signed an agreement for the development of six Kona Grill restaurants in Mexico and in April 2016, we signed an agreement for the development of six Kona Grill restaurants in the United Arab Emirates. Our three international franchise partners continue to make progress on the development of Kona Grill restaurants outside of the United States. Each of our franchisees is expected to open a Kona Grill restaurant in their respective country during the second half of 2017 with the first location expected to open in Monterrey, Mexico in the third quarter of 2017.

Our cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with restaurant sales, and we analyze those costs as a percentage of restaurant sales. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take up to twelve months to achieve the majority of operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of restaurant sales to be higher when we open a new restaurant, but to decrease as a percentage of restaurant sales as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of restaurant sales, which we expect will continue until these restaurants mature.

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

EBITDA and Adjusted EBITDA. EBITDA is defined as net income (loss) plus the sum of interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus unusual or non-recurring items, such as impairment, lease termination and exit costs and write-off of deferred financing costs. EBITDA and Adjusted EBITDA are presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use EBITDA and Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Restaurant sales growth	8.5%	19.5%	11.7%	19.6%
Same-store sales percentage change	(5.3)%	2.5%	(4.8)%	3.1%
Average unit volume (in thousands)	$1,108	$1,197	$2,166	$2,337
Sales per square foot	$154	$166	$300	$323
Restaurant operating profit (in thousands)	$5,144	$7,281	$9,728	$13,051
Restaurant operating profit as a percentage of sales	10.9%	16.8%	10.6%	15.8%
EBITDA (in thousands)	$(257)	$2,642	$359	$4,185
EBITDA as a percentage of sales	(0.5)%	6.1%	0.4%	5.1%
Adjusted EBITDA (in thousands)	$1,599	$2,642	$2,215	$4,185
Adjusted EBITDA as a percentage of sales	3.4%	6.1%	2.4%	5.1%

The following tables set forth our reconciliation of EBITDA and restaurant operating profit to our income (loss) from operations, the most comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(In thousands)
Net Income (loss)	$(4,327)	$(835)	$(7,700)	$(2,491)
Income tax expense	25	25	50	50
Interest expense, net	408	72	714	125
Depreciation and amortization	3,637	3,380	7,295	6,501
EBITDA	$(257)	$2,642	$359	$4,185
Lease termination and exit costs	1,384	—	1,384	—
Write-off of deferred financing costs	472	—	472	—
Adjusted EBITDA	$1,599	$2,642	$2,215	$4,185
General and administrative	3,084	3,337	6,716	6,853
Preopening expense	461	1,302	797	2,013
Restaurant operating profit	$5,144	$7,281	$9,728	$13,051

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income (loss)	(9.2)%	(1.9)%	(8.4)%	(3.0)%
Income tax expense	0.1	0.1	0.1	0.1
Interest expense, net	0.9	0.2	0.8	0.2
Depreciation and amortization	7.7	7.8	7.9	7.9
EBITDA	(0.5)	6.1	0.4	5.1
Lease termination and exit costs	2.9	0.0	1.5	0.0
Write-off of deferred financing costs	1.0	0.0	0.5	0.0
Adjusted EBITDA	3.4	6.1	2.4	5.1
General and administrative	6.6	7.7	7.3	8.3
Preopening expense	1.0	3.0	0.9	2.4
Restaurant operating profit	10.9%	16.8%	10.6%	15.8%

 Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Restaurant sales	100%	100%	100%	100%
Costs and expenses:
Cost of sales	27.7	25.9	27.7	26.3
Labor	36.4	35.8	36.7	35.8
Occupancy	8.9	7.5	9.0	7.9
Restaurant operating expenses	16.0	14.0	16.1	14.2
General and administrative	6.6	7.7	7.3	8.3
Preopening expenses	1.0	3.0	0.9	2.4
Depreciation and amortization	7.7	7.8	7.9	7.9
Lease termination and exit costs	2.9	0.0	1.5	0.0
Total costs and expenses	107.3	101.7	107.0	102.8
Income (loss) from operations	(7.3)	(1.7)	(7.0)	(2.8)
Write-off of deferred financing costs	1.0	0.0	0.5	0.0
Interest expense, net	0.9	0.2	0.8	0.2
Income (loss) before income taxes	(9.2)	(1.9)	(8.3)	(3.0)
Income tax expense	0.1	0.1	0.1	0.1
Net income (loss)	$(9.2)%	(1.9)%	$(8.4)%	$(3.0)%

Certain amounts may not sum due to rounding.

Three Months Ended June 30, 2017 Compared with Three Months Ended June 30, 2016

Restaurant Sales. Restaurant sales increased $3.7 million, or 8.5%, to $47.0 million during the second quarter of 2017 from $43.3 million in the second quarter of 2016, primarily attributable to a 18.6% increase in the number of operating weeks. Same-store sales decreased 5.3% in the second quarter of 2017 as compared to a 2.5% increase in the second quarter of last year. The decrease in same-store sales this year reflects a 4.6% decline in guest traffic and unfavorable menu mix partially offset by slightly higher menu prices.

Cost of Sales. Cost of sales increased $1.8 million, or 15.9%, to $13.0 million in the second quarter of 2017 compared to $11.2 million in the prior year period, with the increase primarily attributable to eight new locations opened since June 2016. As a percentage of restaurant sales, cost of sales was 27.7% compared to 25.9% in the prior year, primarily reflecting higher pricing on ground beef, sea bass and certain produce, as well as lower beer margins due to promotional offerings.

Labor. Labor expense for our restaurants increased $1.6 million, or 10.5%, to $17.1 million in the second quarter of 2017 from $15.5 million in the second quarter of 2016. Labor expenses as a percentage of restaurant sales increased to 36.4% compared to 35.8% in the prior year period, reflecting increased wage costs due to certain state mandated minimum wage increases, labor inefficiencies from our newly opened locations, and a competitive labor market resulting in higher wage costs. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $0.9 million, or 29.0%, to $4.2 million in the second quarter of 2017 from $3.3 million in the prior year same quarter, primarily associated with base rent and common area maintenance charges for eight new locations opened since June 2016. Occupancy expenses as a percentage of restaurant sales were 8.9% in the second quarter of 2017, compared to 7.5% in the second quarter of 2016.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.5 million, or 24.2%, to $7.5 million in the second quarter of 2017 compared to $6.1 million in the second quarter of 2016, primarily due to additional operating expenses for eight new restaurants opened since June 2016. Restaurant operating expenses as a percentage of restaurant sales were 16.0% and 14.0% in the second quarter of 2017 and 2016, respectively. The year over year increase was driven in part by higher delivery service fees and an increase in advertising costs.

General and Administrative. General and administrative expenses decreased by $0.3 million, or 7.6%, to $3.1 million from $3.3 million year over year. Additionally, these expenses decreased as a percentage of sales to 6.6% in the second quarter of 2017 compared to 7.7% in the prior year same quarter primarily attributable to the decrease in payroll and benefits due to low headcount, as a result of the Company’s cost-savings initiatives implemented during the second quarter of 2017 and leverage on a higher sales base.

Preopening Expenses. Preopening expenses were $0.5 million and $1.3 million in the second quarter of 2017 and 2016, respectively. Preopening expenses in the second quarter of 2017 was primarily attributable to the Scottsdale Quarter restaurant, which opened in June of 2017. Preopening expenses during the second quarter of 2016 primarily related to our Irvine restaurant opened in April 2016, our Fairfax, Virginia and Minnetonka restaurants opened in the later part of the second quarter of 2016 and other new restaurants that were planned for the remainder of 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million, or 7.6%, to $3.6 million from $3.4 million year over year. Depreciation and amortization expense as a percentage of restaurant sales was 7.7% and 7.8% of restaurant sales in the second quarter of 2017 and 2016, respectively. The increase is primarily attributable to eight new restaurants opened since June 2016, partially offset by a lower depreciable asset base as result of the $12.5 million asset impairment charge recorded in the fourth quarter of 2016.

Lease Termination and Exit Costs. In the second quarter of 2017, we assessed our capital allocation strategy and made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California. As such, we recognized $1.4 million related to estimated lease termination costs and asset write-offs during the three months ended June 30, 2017.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with our credit facility and interest incurred on borrowings under the Credit Facility. Interest expense increased year over year as we had $37.2 million outstanding under the Credit Facility as of June 30, 2017 compared to borrowings of $18.0 million in the prior year period.

Write-Off of Deferred Financing Costs. Effective June 30, 2017 we amended our Credit Facility to provide additional flexibility with financial covenants and also decreased our Revolver from $45 million to $30 million and shortened the maturity date to October 12, 2019. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the Amendment of approximately $0.5 million during the three months ended June 30, 2017.

Income Tax Expense. Income tax expense was $25,000 for the three months ended June 30, 2017 and 2016, respectively, and consisted of state income tax expenses for which no net operating loss carryforwards or other credits exist.

Six Months Ended June 30, 2017 Compared with Six Months Ended June 30, 2016

Restaurant Sales. Restaurant sales increased 11.7% to $92.2 million during the first half of 2017 from $82.6 million in the first half of 2016, primarily due to a 20.6% increase in the number of operating weeks from nine restaurants opened since April 2016. Same store sales decreased 4.8% in the first half of 2017 compared to an increase of 3.1% in the first half of 2016 driven primarily by a decline in customer traffic compared to the prior year period.

Cost of Sales. Cost of sales increased $3.8 million, or 17.7% to $25.5 million during the first half of 2017 compared to $21.7 million during the same period in the prior year, primarily attributable to nine new locations that opened since April 2016. As a percentage of restaurant sales, cost of sales was 27.7% compared to 26.3% during the same prior year period, primarily reflecting unfavorable commodity pricing on seafood and certain produce, and an increase in beer costs as a result of promotions offered at certain locations.

Labor. Labor costs in the first half of 2017 increased $4.2 million, or 14.3% to $33.8 million compared to $29.6 million in the comparable prior year period, mainly due to incremental labor costs for nine new locations opened since April 2016. Labor expenses as a percentage of restaurant sales increased to 36.7% compared to 35.8% in the prior year period driven mainly by increased wage costs due to certain state mandated minimum wage increases and a competitive labor market.

Occupancy. Occupancy expenses increased $1.8 million or 27.3% to $8.3 million in the first half of 2017 compared to $6.5 million in the prior year period. Higher base rent and common area maintenance charges associated with the new locations accounted for the majority of the total year over year increase. Occupancy expenses as a percentage of restaurant sales were 9.0% in the first half of 2017 compared to 7.9% in the first half of 2016.

Restaurant Operating Expenses. Restaurant operating expenses increased $3.1 million, or 26.6%, to $14.8 million during the first half of 2017 compared to $11.7 million in the same period in 2016, primarily due to incremental operating expenses associated with nine new locations opened since April 2016. Restaurant operating expenses as a percentage of restaurant sales were 16.1% during the first half of 2017 compared to 14.2% in the first half of 2016. The year over year increase was driven primarily by higher advertising costs associated with increased marketing efforts to enhance brand awareness and delivery and service related fees.

General and Administrative. General and administrative expenses decreased by $0.1 million, or 2.0% to $6.7 million from $6.9 million year over year. General and administrative expenses as a percentage of sales decreased to 7.3% in the first half of 2017 compared to 8.3% in the prior year period. Decreased payroll, benefit costs and recruiting fees associated with a reduction in headcount as a result of the slow-down in growth contributed to the year over year decrease in absolute dollars, partially offset by higher advertising fees associated with our increased marketing efforts contributed to the year over year decrease in absolute dollars.

Preopening Expenses. Preopening expenses were $0.8 million and $2.0 million in the first half of 2017 and 2016, respectively. Preopening expenses in the first half of 2017 were primarily attributable to the Scottsdale Quarter restaurant, which opened in June 2017. Preopening expenses in year to date 2016 were primarily attributable to the Irvine restaurant, which opened in April 2016, the Fairfax and Minnetonka restaurants, which opened in June 2016 and other planned new restaurant openings for the remainder of 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million or 12.2% to $7.3 million year over year, primarily attributable to the new restaurants opened since April 2016 partially offset by the impact of certain assets that became fully depreciated in the first half of 2017, and a lower depreciable asset base as a result of the $12.5 million asset impairment charge recorded in the fourth quarter of 2016. Depreciation and amortization expense as a percentage of restaurant sales was 7.9% in the first half of 2017 and 2016, respectively.

Lease Termination and Exit Costs. In the second quarter of 2017, we assessed our capital allocation strategy and made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California. As such, we recognized $1.4 million related to estimated lease termination costs and asset write-offs during the first half of 2017.

Interest Expense, Net. Interest expense increased year over year due to borrowings under the Credit Facility, with $37.2 million and $18.0 million outstanding under the Credit Facility as of the end of the second quarter of 2017 and 2016, respectively. We used the majority of the borrowings to fund new restaurant construction and our stock repurchase program.

Write-Off of Deferred Financing Costs. Effective June 30, 2017 we amended our Credit Facility to provide additional flexibility with financial covenants and also decreased our Revolver from $45 million to $30 million and shortened the maturity date to October 12, 2019. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the Amendment of approximately $0.5 million during the three and six months ended June 30, 2017.

Income Tax Expense. Income tax expense was $50,000 during the six months ended June 30, 2017 and 2016, respectively, related to state income tax expenses for which no state net operating loss carryforwards or other credits exist.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	timing of new restaurant openings and related expenses;
●	profitability of our restaurants, especially in new markets;
●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;

●	timing of restaurant remodels and potential lost sales associated with remodel closure;
●	labor availability and wages and benefits for hourly and management personnel;
●	increases and decreases in comparable restaurant sales;
●	impairment of long-lived assets and any loss on restaurant closures;
●	costs related to any lease terminations, which could be significant, or fluctuations due to renegotiation of leases;
●	fluctuations in commodity and food protein prices;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

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

Liquidity and Capital Resources

Our primary capital requirements are for new restaurant development and maintenance of our existing restaurants. Similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner. We are typically required to expend cash for leasehold improvements, furniture, fixtures and equipment to construct and equip each restaurant. We also require capital resources to maintain our existing base of restaurants and information technology initiatives.

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	June 30, 2017	December 31, 2016
Cash and short-term investments	$2,771	$3,654
Net working capital	$(8,753)	$(10,545)

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$1,064	$8,816
Capital expenditures	$8,789	$22,538

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

We opened our first and only domestic restaurant this year at the Scottsdale Quarter, and no other domestic openings are planned for the remainder of 2017. We are focused on building sales, ramping up margins and generating cash flow to repay debt. We spent $8.8 million of capital expenditures during the six months ended June 30, 2017, primarily associated with the opening of the Scottsdale Quarter restaurant, residual payments for restaurants opened during the second half of 2016, the relocation of our corporate office and maintenance capital expenditures. Additionally, we received $1.2 million in tenant improvement allowances in the first half of 2017, and expect to collect additional tenant improvement allowances in the second half of 2017. Net capital expenditures was $7.6 million for the six months ended June 30, 2017. We expect to spend approximately $7 million to $9 million in capital expenditures in 2017, net of tenant improvement allowances. We have slowed down our growth of units, and current plans for unit growth are through the franchising of our brand internationally and one domestic restaurant opening in 2018.

As of June 30, 2017, we had a working capital deficit of $8.8 million and outstanding borrowings under our Credit Facility of $37.2 million. We believe existing cash and cash equivalents and short-term investments of $2.8 million, the ability to draw additional borrowings under our Credit Facility, subject to compliance with certain covenants, and cash flow from operations will be sufficient to fund working capital requirements over the next 12 months. However, on July 7, 2017 we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement described below which, among other things, decreased the total available credit from the Revolver from $45 million to $30 million, which including the $15 million term loan, results in an overall reduction of the Credit Facility from $60 million to $45 million.

During the first half of 2017, we repurchased $3.6 million or 395,586 shares of common stock and completed our $5.0 million stock repurchase program.

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

Debt and Credit Agreements

On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank National Association (“KeyBank”) and Zions First National Bank to (i) increase the combined revolving and term credit facilities (the “Credit Facility”) from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the Credit Facility to October 12, 2021. On March 29, 2017, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement (the “Amendment No.1”). The Amendment No.1 amended the Second Amended Credit Agreement.

On July 7, 2017, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (the “Amendment No.2”). Amendment No. 2 amends the Second Amended Credit Agreement to, among other things, decrease the total available credit from the revolving credit facility from $45 million to $30 million, which including the $15 million term loan, results in an overall reduction of the Credit Facility from $60 million to $45 million. Additionally, the maturity date is amended from (a) October 12, 2021 to October 12, 2019, provided that if the Company’s pro forma leverage ratio is less than 4.25 to 1.00 at any time prior to the maturity date, the Company may request a one year extension of the maturity date until October 12, 2020; (b) increases the applicable margins for base rate loans and the applicable margins for LIBOR rate loans by 25 bps to 75 bps depending on the Company’s leverage ratio; and (c) increases the maximum leverage ratio and decrease the minimum fixed charge coverage ratio to provide increased flexibility as further described below. The terms of the Amendment No. 2 were effective as of June 30, 2017. The Credit Facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the Credit Facility.

Amendment No. 2 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.25 to 1.00 for the fiscal quarter ended June 30, 2017; (ii) 1.20 to 1.00 for the fiscal quarters ended September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018; and (iii) 1.30 to 1.00 for the fiscal quarter ended March 31, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 5.50 to 1.00 for the fiscal quarters ended June 30, 2017, September 30, 2017, and December 31, 2017; (ii) 5.25 to 1.00 for the fiscal quarters ended March 31, 2018, June 30, 3018, September 30, 2018 and December 31, 2018; and (iii) 5.00 to 1.00 for the fiscal quarter ended March 31, 2019 and each fiscal quarter thereafter. Under the amended terms of the Credit Facility we were in compliance with such covenants at June 30, 2017.

At June 30, 2017, we had $37.2 million in outstanding borrowings, consisting of $22.8 million under the Revolver and $14.4 million under the Term Loan. As of June 30, 2017, net availability under the Credit Facility was $7.25 million, subject to compliance with certain covenants.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$1,064	$8,816
Investing activities	(8,841)	(22,557)
Financing activities	6,894	8,374
Net change in cash and cash equivalents	$(883)	$(5,367)

Operating Activities. Our cash flows from operating activities provided $1.1 million and $8.8 million of net cash during the first six months of 2017 and 2016, respectively. The year over year change in cash from operating activities is primarily due to lower net income, timing of payments and receipt of tenant allowance reimbursements and timing of payments for accrued expenses during the second quarter of 2017.

Investing Activities. Capital expenditures for the first half of 2017 were $8.8 million, primarily associated with our Scottsdale Quarter restaurant, which opened in June 2017, residual payments from restaurants opened during the fourth quarter of 2016, and maintenance capital expenditures. Capital expenditures for the first half of 2016 were $22.5 million, primarily associated with  our Las Vegas restaurant remodel in the first quarter, costs associated with our Irvine restaurant opened in April 2016, and our Fairfax and Minnetonka restaurants opened in June 2016, residual payments from restaurants opened during the fourth quarter of 2015 as well as construction and architecture and design costs associated with our other planned new restaurants and remodels for the remainder of 2016.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2017 was $6.9 million and consisted primarily of $12.5 million of borrowings and $0.2 million of proceeds from stock option exercises, partially offset by $3.6 million for the repurchase of common stock under our October 2016 stock repurchase program, $2.1 million in payments under our Credit Facility and $0.2 million for debt issuance costs associated with Amendment No.1 to our Credit Facility. Net cash provided by financing activities during the six months ended June 30, 2016 consisted of $18.0 million of borrowings under our Credit Facility and $0.1 million of proceeds from stock option exercises, partially offset by $9.8 million cash outflow for the repurchase of our common stock.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements or obligations, other than operating leases, which are not classified as debt.

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

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions and discounts. Revenues from gift card sales are recognized upon redemption. Prior to redemption, the outstanding balances of all gift cards are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. We recognize gift card breakage income when the likelihood of the redemption of the gift cards becomes remote. Gift card breakage income is recorded in “Restaurant Sales” on the Condensed Consolidated Statements of Comprehensive Income (Loss) and amounted to zero and $0.2 million for the three and six months ended June 30, 2017, respectively. We did not record any breakage income related to our gift card liability for the three and six months ended June 30, 2016.

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

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2017 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, we filed a Motion for Summary Judgment requesting judgment in our favor on all claims asserted against us by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. A trial date was scheduled for June 12, 2017.  The plaintiff filed for a motion of continuance on June 2, 2017 and the motion was granted. The trial date is now scheduled for July 9, 2018. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim. As such, we believe any loss associated with this claim is remote and therefore, we have not reserved for any potential future payments.

On July 27, 2017, the Company received a letter from an attorney purporting to represent two stockholders of the Company.  The letter relates to a proposal to amend the Company’s 2012 Stock Award Plan (the “Plan”) that was brought before the Company’s shareholders at its 2015 annual stockholders’ meeting.  The letter claims that although the Plan amendment received affirmative votes from stockholders holding 57.7% of the shares present and entitled to vote on the proposal, it was not duly approved by the appropriate voting standard.   The Company is investigating the claims made in such letter and, if warranted, possible corrective action. The Company does not expect that its receipt of the demand letter or the claims made therein will have a materially adverse effect on its financial condition or results of operation.  However, the Nasdaq Marketplace Rules require that listed companies obtain stockholder approval prior to issuing securities under equity incentive plans when such plans are established or materially amended.  Depending upon the validity of the claims made in the demand letter, Nasdaq may provide us with a deficiency letter and require that we present Nasdaq with a plan of compliance to correct the asserted violation.

Also on July 27, 2017, a class action complaint was filed against Kona Sushi, Inc., a wholly-owned subsidiary of the Company, by Mitchell Boots, individually and on behalf of a Proposed Rule 23 Class, in the United States District Court for Minnesota claiming, among other things, that the Company violated Minnesota gratuity/tip pooling laws with respect to certain classes of restaurant employees. The plaintiff has brought claims on behalf of a putative Minnesota class and a putative national class of employees.   The Company is investigating the claims made in such complaint although it does not expect the result of such complaint to have a material adverse effect on the Company.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit
10.1	Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of July 7, 2017 (incorporated by reference to Form 8-K filed July 11, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: August 2, 2017