Form 10-Q
period 2017-09-30
KONA GRILL INC
filed 2017-11-09
CIK 1265572

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, there were 10,104,980 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,511	$3,476
Short-term investments	178	178
Receivables	1,902	1,850
Inventory	1,844	2,176
Prepaid expenses and other current assets	723	1,052
Total current assets	8,158	8,732
Other assets	1,099	1,383
Property and equipment, net	94,338	98,268
Total assets	$103,595	$108,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,602	$4,115
Accrued expenses	11,743	14,450
Current portion of long-term debt	689	712
Total current liabilities	15,034	19,277
Long term debt	37,190	25,921
Deferred rent and other long term liabilities	33,392	31,610
Total liabilities	85,616	76,808

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,221,180 shares issued and 10,104,980 shares outstanding at September 30, 2017; 10,568,230 shares issued and 10,452,030 shares outstanding at December 31, 2016	102	106
Additional paid-in capital	86,133	88,703
Accumulated deficit	(67,256)	(56,234)
Treasury stock, at cost, 116,200 shares at September 30, 2017 and December 31, 2016	(1,000)	(1,000)
Total stockholders’ equity	17,979	31,575
Total liabilities and stockholders’ equity	$103,595	$108,383

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Restaurant sales	$44,390	$43,358	$136,592	$125,931
Costs and expenses:
Cost of sales	12,038	11,602	37,587	33,316
Labor	16,343	16,005	50,172	45,602
Occupancy	4,154	3,499	12,435	10,006
Restaurant operating expenses	7,327	6,269	22,142	17,973
General and administrative	3,297	3,127	10,013	9,980
Preopening expenses	13	1,430	810	3,443
Depreciation and amortization	3,982	3,837	11,277	10,338
Asset impairment charge	30	—	30	—
Lease termination and exit costs	8	—	1,392	—
Total costs and expenses	47,192	45,769	145,858	130,658
Income (loss) from operations	(2,802)	(2,411)	(9,266)	(4,727)
Write-off of deferred financing costs	—	—	472	—
Interest expense, net	500	138	1,214	263
Income (loss) before income taxes	(3,302)	(2,549)	(10,952)	(4,990)
Income tax expense	21	6	71	56
Net income (loss)	$(3,323)	$(2,555)	$(11,023)	$(5,046)

Net income (loss) per share:
Basic	$(0.33)	$(0.24)	$(1.09)	$(0.46)
Diluted	$(0.33)	$(0.24)	$(1.09)	$(0.46)

Weighted average shares used in computation:
Basic	10,102	10,500	10,126	10,897
Diluted	10,102	10,500	10,126	10,897

Comprehensive income (loss)	$(3,323)	$(2,555)	$(11,023)	$(5,046)

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income (loss)	$(11,023)	$(5,046)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,261	10,338
Stock-based compensation	746	942
Amortization of deferred financing costs	133	62
Loss on disposal of assets	16	—
Write-off of deferred financing costs	472	—
Asset impairment charge	30	—
Lease termination and exit costs	1,392	—
Change in operating assets and liabilities:
Receivables	(52)	(1,330)
Inventory	333	(176)
Prepaid expenses and other current assets	307	(18)
Accounts payable	(390)	(78)
Accrued expenses	(1,920)	1,541
Deferred rent and other long term liabilities	2,292	8,239
Net cash provided by operating activities	3,597	14,474

Investing activities
Purchase of property and equipment	(11,190)	(32,659)
Change in other assets	34	(88)
Net cash used in investing activities	(11,156)	(32,747)

Financing activities
Borrowings from revolving credit facility	13,500	25,000
Repayments on revolving credit facility	(1,750)	—
Repayments on term loan	(562)	—
Fees paid for credit facility	(276)	—
Payment for withholding tax from net settled stock option exercise	—	(224)
Purchase and retirement of common stock	(3,572)	(9,773)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	254	358
Net cash provided by financing activities	7,594	15,361

Net change in cash and cash equivalents	35	(2,912)
Cash and cash equivalents at the beginning of the period	3,476	9,055
Cash and cash equivalents at the end of the period	$3,511	$6,143

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$1,214	$145
Cash paid for income taxes, net of refunds	$74	$18

Noncash investing activities
Accounts payable and accruals related to property and equipment	$299	$5,601

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

 Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of September 30, 2017, we owned and operated 46 restaurants in 23 states throughout the United States and Puerto Rico. Our first international franchise location opened in Monterrey, Mexico in the third quarter of 2017. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016.

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

Ability to Continue as a Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $67.3 million, has a net working capital deficit of $6.9 million and outstanding debt of $38.0 million as of September 30, 2017. These conditions together with recent debt covenant violations and subsequent debt covenant waivers and debt amendments, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations, improving liquidity and reducing costs to meet its obligations and repay its liabilities arising from normal business operations when they become due. While the Company believes that its existing cash and cash equivalents as of September 30, 2017, coupled with its anticipated cash flow generated from operations, will be sufficient to meet its anticipated cash requirements, there can be no assurance that the Company will be successful in its plans to increase profitability or to obtain alternative financing on acceptable terms, when required or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The pronouncement was issued to clarify the principles for recognizing revenue and is effective for reporting periods beginning after December 15, 2017. We are currently performing an assessment of the revised standard and impacts on the Company’s consolidated financial statements and disclosures. To date, we have reviewed a sample of contracts that are representative of the current types of revenue generating streams. We are in the process of completing our assessment of the impacts, including the potential impacts on initial franchise fees and breakage income recognized on our unredeemed gift cards. Additionally, this ASU requires enhanced disclosures, including significant judgments in measurement and recognition.

While the Company continues to assess all potential impacts of the standard, it currently believes the most significant impact relates to accounting for initial franchise fees received in connection with our current and future franchise related activity. We are currently evaluating the standard to determine whether the services we provide related to upfront fees we receive from franchisees contain separate and distinct performance obligations from the franchise right. We currently recognize initial franchise fees when the related services have been provided, which is typically when a restaurant opens. The standard requires the unearned portion of fees received to be presented in our consolidated balance sheets as a contract liability. Additionally, we are currently evaluating the impact that ASU 2014-09 will have on our recognition of breakage income related to our unredeemed gift cards, but do not believe that the adoption of ASU 2014-09 in fiscal year 2018 will have a significant effect on our consolidated financial statements and related disclosures.

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

In February 2016, ASC Topic 842, Leases, was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. The new standard is effective for public companies for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. The expected adoption method is being evaluated by us. We expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Numerator:
Net income (loss)	$(3,323)	$(2,555)	$(11,023)	$(5,046)
Denominator:
Weighted average shares — Basic	10,102	10,500	10,126	10,897
Effect of dilutive stock options	—	—	—	—
Weighted average shares — Diluted	10,102	10,500	10,126	10,897
Net income (loss) per share:
Basic	$(0.33)	$(0.24)	$(1.09)	$(0.46)
Diluted	$(0.33)	$(0.24)	$(1.09)	$(0.46)

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 1.0 million for the three and nine months ended September 30, 2017 and 0.7 million for the three and nine months ended September 30, 2016, respectively.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Leasehold improvements	$122,131	$115,902
Equipment	31,338	29,900
Furniture and fixtures	12,968	12,196
	166,437	157,998
Less accumulated depreciation and amortization	(74,149)	(62,921)
	92,288	95,077
Construction in progress	2,050	3,191
Total property and equipment, net	$94,338	$98,268

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. Capitalized costs were $0.1 million and $0.4 million in the three months ended September 30, 2017 and 2016, respectively, and $0.6 million and $1.0 million in the nine months ended September 30, 2017 and 2016, respectively.

During the three months ended September 30, 2017 we recorded a $30,000 impairment charge for certain assets that were damaged or destroyed as a result of the impacts from Hurricane Harvey and Hurricane Irma.

Additionally, during the nine months ended September 30, 2017, we wrote-off $0.8 million of long-lived assets associated with our decision not to open a restaurant in El Segundo. This asset impairment charge is reflected within “Lease termination and exit costs” in the accompanying condensed consolidated statement of comprehensive income (loss). See Note 11 for further discussion.

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

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued payroll and benefits	$4,044	$4,549
Gift cards	3,408	4,311
Sales and use taxes	1,145	1,776
Lease termination (2)	1,048	—
Business and income taxes	582	563
Accrued occupancy	171	240
Accrued construction (1)	170	2,005
Other	1,175	1,006
	$11,743	$14,450

(1)     Balance is attributable to property additions for our new restaurants.

(2)     Balance is attributable to lease termination costs associated with the decision not to open a restaurant in El Segundo, California. See Note 11.

6.	Debt and Credit Agreements

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

		September 30, 2017			December 31, 2016
	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Oct. 2019	$269	$23,750	$23,750	$12,000
Term Loan	Oct. 2019	121	14,250	14,250	14,813
Total debt		$390	$38,000	38,000	26,813
Debt issuance costs presented with debt (a)				(121)	(180)
Total debt, net				37,879	26,633
Less: current portion				689	712
Long term debt				$37,190	$25,921

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of September 30, 2017 and December 31, 2016. The deferred financing costs related to the Revolver continue to be presented as an asset, and are included in both Prepaid expenses and other current assets and Other assets on the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. In connection with Amendment No. 2 the Company wrote-off unamortized deferred financing costs associated with both its amended Revolver and Term Loan of approximately $0.4 million and $0.1 million, respectively, during the nine months ended September 30, 2017.

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

We incurred gross interest expense of $0.5 million and $0.1 million during the quarter ended September 30, 2017 and 2016. Capitalized interest was $39,000, and $66,000 for the three months ended September 30, 2017 and 2016, respectively. Gross interest expense of $1.3 million and $0.4 million was recorded during the nine months ended September 30, 2017 and 2016, respectively. Capitalized interest was $135,000, and $126,000 for the nine months ended September 30, 2017 and 2016.

At September 30, 2017, we had $38.0 million in outstanding borrowings, consisting of $23.75 million under the Revolver and $14.25 million under the Term Loan. As of September 30, 2017, net availability under the Credit Facility was $6.25 million, subject to compliance with certain covenants.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, thus, all borrowings under the Credit Facility are classified as long-term debt, except for the quarterly amortization payments for the Term Loan, which are classified as current portion of long term debt.

Amendment No. 2 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.25 to 1.00 for the fiscal quarter ended June 30, 2017; (ii) 1.20 to 1.00 for the fiscal quarters ended September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018; and (iii) 1.30 to 1.00 for the fiscal quarter ended March 31, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 5.50 to 1.00 for the fiscal quarters ended June 30, 2017, September 30, 2017, and December 31, 2017; (ii) 5.25 to 1.00 for the fiscal quarters ended March 31, 2018, June 30, 3018, September 30, 2018 and December 31, 2018; and (iii) 5.00 to 1.00 for the fiscal quarter ended March 31, 2019 and each fiscal quarter thereafter. The Company was not in compliance with the leverage ratio at September 30, 2017. A waiver was received on October 30, 2017 for the quarter ended September 30, 2017. The Company believes that it is probable that it will be in compliance at future covenant compliance dates or be able to cure any events of noncompliance.  As a result, the Company’s debt and credit agreements are classified as long-term, except for amounts payable in the next 12 months which are classified as current.

On October 30, 2017, we also entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the “Amendment No. 3”). Amendment No. 3 amends the Second Amended Credit Agreement to, among other things, (a) implement a monthly reporting requirement; (b) restricts certain restricted payments as defined in the Second Amended Credit Agreement; and (c) implements a limitation on capital expenditures subject to approval by the Lenders in their sole discretion.

7.	Income Taxes

We recorded an income tax expense of $21,000 and $6,000 during the three months ended September 30, 2017 and 2016, respectively and $71,000 and $56,000 during the nine months ended September 30, 2017 and 2016, respectively. The income tax expense for the three and nine months ended September 30, 2017 and 2016, consists of state income tax expenses for which no net operating losses or other credits exist.

At September 30, 2017, we had approximately $33.2 million in deferred tax assets primarily related to state net operating loss carryforwards and federal business tax credit carryforwards. Included in this number, the Company recorded the effect of the adoption of ASU 2016-09 as of January 1, 2017, which resulted in an increase to deferred tax assets of approximately $2.1 million. We have a full valuation allowance for these carryforwards due to the uncertainty surrounding their future utilization. The realization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in the appropriate taxing jurisdictions in future periods. We have analyzed, and will continue to analyze, the positive and negative evidence to support our conclusion regarding the appropriate amount of our valuation allowance. The valuation allowance could be reduced in a subsequent period if there is sufficient evidence to support a conclusion that it is more likely than not that the state net operating loss carryforwards and/or the federal business tax credit carryforwards will be realized.

8.	Stock-Based Compensation

The fair value of stock options granted during the nine months ended September 30, 2017 and 2016 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2017	2016
Expected volatility	50.8%	45.2%
Risk-free interest rate	1.6%	0.9%
Expected option life (in years)	3.5	3.2
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$3.11	$4.57

The following table summarizes our stock option activity for the nine months ended September 30, 2017:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2016	974,200	$16.44
Granted	219,178	8.15
Forfeited	(143,079)	15.67
Exercised	(40,000)	5.41
Outstanding options at September 30, 2017	1,010,299	$15.19	2.6	$—
Exercisable at September 30, 2017	618,217	$16.05	2.1	$—

We recognized stock-based compensation expense of $0.3 million in the three months ended September 30, 2017 and 2016, respectively and $0.7 million and $0.9 million in the nine months ended September 30, 2017 and 2016, respectively. As of September 30, 2017, there was $1.4 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.1 years. The total shares of common stock reserved for issuance totaled 3.7 million, of which 1.4 million shares were available for grant as of September 30, 2017.

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, we filed a Motion for Summary Judgment requesting judgment in our favor on all claims asserted against us by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. A trial date was scheduled for June 12, 2017. The plaintiff filed for a motion of continuance on June 2, 2017 and the motion was granted. Mediation is scheduled for December 6, 2017. If the matter is not resolved through mediation, the trial date is scheduled for July 9, 2018. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim. As such, we believe any loss associated with this claim is remote and therefore, we have not reserved for any potential future payments.

11.	Lease Termination and Exit Costs

As a result of our continued focus on improving sales and margins at our existing restaurants, in addition to slowing growth to provide us with capital allocation flexibility, we made the decision in the second quarter of 2017 to not open a restaurant in El Segundo, California and stopped construction on this restaurant. We recognized $8,000 and $1.4 million associated with the estimated costs to terminate the lease, asset impairment charges, write-off of deferred rent liability, and other costs associated with this location during the three and nine months ended September 30, 2017.

Lease termination and exit costs attributable to the El Segundo restaurant are reflected within “Lease termination and exit costs” in the accompanying condensed consolidated statement of comprehensive income (loss). Such costs consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In thousands)
Lease termination costs	$—	$—	$1,048	$—
Write-off of deferred rent liability	—	—	(510)	—
Asset impairment charge	8	—	854	—
Total lease termination and exit costs	$8	$—	$1,392	$—

The lease termination and exit cost accrual is included in accrued expenses on the consolidated balance sheets. Activities associated with the lease termination and exit cost accrual are summarized below (in thousands):

Lease Exit Costs
Lease termination and exit costs accrued at January 1, 2017	$—
Lease termination and exit-related costs	1,048
Cash payments	—
Lease termination and exits costs accrued at September 30, 2017	$1,048

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

Overview

We currently own and operate 46 restaurants located in 23 states and Puerto Rico. Over the past four years, we have grown organically through opening new restaurants. We achieved a unit growth rate of 22% in 2016, with eight openings during the year and 23% unit growth in 2015 with seven restaurant openings. We opened only one restaurant this year at the Scottsdale Quarter in Scottsdale, Arizona, and no other openings are planned for the remainder of 2017. We believe that a more modest growth rate will allow us to focus our time and attention on new restaurant operations and performance.

We continue to assess our capital allocation strategy and in the second quarter of 2017 made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California. We are in the early stages of negotiations with the landlord in evaluating the costs associated with this decision, including lease termination costs. As such, during the nine months ended September 30, 2017, we recognized $1.4 million related to estimated lease termination and exit costs for the El Segundo restaurant. See “Lease Termination and Exit Costs” in Note 11 of the Notes to the Condensed Consolidated Financial Statements for further discussion.

We continue to seek rent abatements or contemplate restaurant closures for certain underperforming locations as part of our strategy to improve financial performance. During the second and third quarter of 2017, we executed lease amendments for rent concessions for three of our existing restaurants. We will continue to negotiate with certain of our landlords regarding rent abatement or closures of underperforming restaurants.

We continue to execute our strategy for international market expansion. Given the strength of our concept in the U.S. and the increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Canada, Latin America, the Middle East and beyond. In February 2016, we signed an agreement for the development of six Kona Grill restaurants in Mexico and in April 2016, we signed an agreement for the development of six Kona Grill restaurants in the United Arab Emirates. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Toronto, Canada. The agreement allows our franchisee the right to develop additional restaurants in the Toronto market for a specified period of time following the opening of the first restaurant. Our three international franchise partners continue to make progress on the development of Kona Grill restaurants outside of the United States. Our first international franchise location opened in Monterrey, Mexico in the third quarter of 2017. We expect our UAE and Toronto franchisees to open a Kona Grill restaurant in their respective countries during the fourth quarter of 2017.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Restaurant sales growth	2.4%	20.7%	8.5%	20.0%
Same-store sales percentage change	(7.2)%	0.7%	(5.6)%	2.2%
Average unit volume (in thousands)	$1,004	$1,129	$3,163	$3,463
Sales per square foot	$138	$158	$438	$481
Restaurant operating profit (in thousands)	$4,528	$5,983	$14,256	$19,034
Restaurant operating profit as a percentage of sales	10.2%	13.8%	10.4%	15.1%
EBITDA (in thousands)	$1,180	$1,426	$1,539	$5,611
EBITDA as a percentage of sales	2.7%	3.3%	1.1%	4.5%
Adjusted EBITDA (in thousands)	$1,218	$1,426	$3,433	$5,611
Adjusted EBITDA as a percentage of sales	2.7%	3.3%	2.5%	4.5%

The following tables set forth our reconciliation of EBITDA and restaurant operating profit to our income (loss) from operations, the most comparable U.S. GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(In thousands)
Net Income (loss)	$(3,323)	$(2,555)	$(11,023)	$(5,046)
Income tax expense	21	6	71	56
Interest expense, net	500	138	1,214	263
Depreciation and amortization	3,982	3,837	11,277	10,338
EBITDA	$1,180	$1,426	$1,539	$5,611
Asset impairment charge	30	—	30	—
Lease termination and exit costs	8	—	1,392	—
Write-off of deferred financing costs	—	—	472	—
Adjusted EBITDA	$1,218	$1,426	$3,433	$5,611
General and administrative	3,297	3,127	10,013	9,980
Preopening expense	13	1,430	810	3,443
Restaurant operating profit	$4,528	$5,983	$14,256	$19,034

	Percentage of Restaurant Sales		Percentage of Restaurant Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (loss)	(7.5)%	(5.9)%	(8.1)%	(4.0)%
Income tax expense	0.0	0.0	8.3	0.0
Interest expense, net	1.1	0.3	0.9	0.2
Depreciation and amortization	9.0	8.8	0.1	8.2
EBITDA	2.7	3.3	1.1	4.5
Asset impairment charge	0.1	0.0	0.0	0.0
Lease termination and exit costs	0.0	0.0	1.0	0.0
Write-off of deferred financing costs	0.0	0.0	0.3	0.0
Adjusted EBITDA	2.7	3.3	2.5	4.5
General and administrative	7.4	7.2	7.3	7.9
Preopening expense	0.0	3.3	0.6	2.7
Restaurant operating profit	10.2%	13.8%	10.4%	15.1%

 Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of restaurant sales of certain items in our financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Restaurant sales	100%	100%	100%	100%
Costs and expenses:
Cost of sales	27.1	26.8	27.5	26.5
Labor	36.8	36.9	36.7	36.2
Occupancy	9.4	8.1	9.1	7.9
Restaurant operating expenses	16.5	14.5	16.2	14.3
General and administrative	7.4	7.2	7.3	7.9
Preopening expenses	0.0	3.3	0.6	2.7
Depreciation and amortization	9.0	8.8	8.3	8.2
Asset impairment charge	0.1	0.0	0.0	0.0
Lease termination and exit costs	0.0	0.0	1.0	0.0
Total costs and expenses	106.3	105.6	106.8	103.7
Income (loss) from operations	(6.3)	(5.6)	(6.8)	(3.7)
Write-off of deferred financing costs	0.0	0.0	0.3	0.0
Interest expense, net	1.1	0.3	0.9	0.2
Income (loss) before income taxes	(7.4)	(5.9)	(8.0)	(4.0)
Income tax expense	0.1	0.0	0.1	0.0
Net income (loss)	$(7.5)%	(5.9)%	$(8.1)%	$(4.0)%

Certain amounts may not sum due to rounding.

Three Months Ended September 30, 2017 Compared with Three Months Ended September 30, 2016

Restaurant Sales. Sales increased $1.0 million, or 2.4%, to $44.4 million during the third quarter of 2017 from $43.4 million in the third quarter of 2016, primarily attributable to a 12.8% increase in the number of operating weeks. Our same-store sales decreased 7.2% year over year. The decrease in same-store sales this year reflects 8.3% decline in guest traffic, including a 1.1% impact associated with Hurricanes Harvey, Maria and Irma, and unfavorable menu mix partially offset by slightly higher menu prices.

Cost of Sales. Cost of sales increased $0.4 million, or 3.8% to $12.0 million in the third quarter of 2017 compared to $11.6 million in the same prior year period. The increase is primarily attributable to six new locations opened since the beginning of the third quarter of 2016. As a percentage of restaurant sales, cost of sales was up slightly at 27.1% compared to 26.8% in the prior year quarter, primarily reflecting higher pricing on certain produce and ground beef, as well as lower beer margins due to promotional offerings.

Labor. Labor costs increased $0.3 million, or 2.1%, to $16.3 million in the third quarter of 2017 compared to $16.0 million during the prior year same quarter. Labor expenses as a percentage of restaurant sales decreased slightly to 36.8% compared to the prior year period, as a result of our continued efforts and emphasis on wage management, including headcount reductions as part of the Company’s 2017 cost-savings initiatives. These initiatives are partially offset by increased wage costs due to certain state mandated minimum wage increases. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $0.6 million, or 18.7%, to $4.1 million in the third quarter of 2017 from $3.5 million in the prior year same quarter, primarily associated with base rent and common area maintenance charges for six new locations opened since the beginning of the third quarter of 2016. Occupancy expenses as a percentage of restaurant sales were 9.4% in the third quarter of 2017, compared to 8.1% in the third quarter of 2016.

Restaurant Operating Expenses. Restaurant operating expenses increased $1.1 million, or 16.9%, to $7.3 million in the third quarter of 2017 compared to $6.3 million in the third quarter of 2016, primarily due to the additional operating expenses for the new restaurants opened since the beginning of the third quarter of 2016. Restaurant operating expenses as a percentage of restaurant sales were 16.5% and 14.5% in the third quarter of 2017 and 2016, respectively. The year over year increase was driven primarily by an increase in delivery service fees as the Company continues to expand its delivery service platform, increase in advertising costs and repair and maintenance expenses.

General and Administrative. General and administrative expenses increased by $0.2 million, or 5.4%, to $3.3 million from $3.1 million year over year. Additionally, these expenses increased as a percentage of sales to 7.4% in the third quarter of 2017 compared to 7.2% in the prior year same quarter primarily attributable to the increase in professional fees for marketing efforts to increase brand awareness and higher legal and professional fees. This increase is partially offset by the overall decrease in labor and benefits due to headcount reductions made during 2017 as part of the Company’s 2017 cost-savings initiative.

Preopening Expenses. Preopening expenses decreased $1.4 million or 99.1% to $13,000 compared to the prior year period as a result of the Company’s slow-down in growth with the opening of only one restaurant this year at the Scottsdale Quarter, in June 2017. Preopening expense of $1.4 million in the third quarter of 2016 was primarily attributable to two locations which opened during the third quarter of 2016 and planned new restaurants for the remainder of 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $0.1 million, or 3.8%, to $4.0 million from $3.8 million year over year. Depreciation and amortization expense as a percentage of restaurant sales was 9.0% and 8.8% of restaurant sales in the third quarter of 2017 and 2016, respectively. The increase is primarily attributable to six new locations opened since the beginning of the third quarter of 2016, partially offset by a lower depreciable asset base as result of the $12.5 million asset impairment charge recorded in the fourth quarter of 2016.

Asset Impairment Charge: During the three months ended September 30, 2017 we recorded an impairment charge of $30,000 for certain assets that were damaged or destroyed as a result of the impacts from Hurricanes Harvey, Irma and Maria.

Lease Termination and Exit Costs. In the second quarter of 2017, we assessed our capital allocation strategy and made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California. As such, we recognized $8,000 related to asset write-offs during the three months ended September 30, 2017.

Interest Expense, Net. Net interest expense is attributable to the amortization of deferred loan fees, the commitment fees associated with our Credit Facility and interest incurred on borrowings under the Credit Facility. Interest expense increased year over year as we had $38.0 million outstanding under the Credit Facility as of September 30, 2017 compared to borrowings of $25.0 million in the prior year period.

Income Tax Expense. Income tax expense was $21,000 and $6,000 for the three months ended September 30, 2017 and 2016, respectively, and consisted of state income tax expenses for which no state net operating loss carryforwards or other credits exist.

Nine Months Ended September 30, 2017 Compared with Nine Months Ended September 30, 2016

Restaurant Sales. Restaurant sales increased 8.5% to $136.6 million for the nine months ended September 30, 2017 from $125.9 million in the prior year period, primarily due to a 17.9% increase in the number of operating weeks from nine restaurants opened since April 2016. Same store sales decreased 5.6% in the first nine months of 2017 compared to an increase of 2.2% in the first nine months of 2016 driven primarily by a decline in customer traffic compared to the prior year period. The impacts of Hurricanes Harvey, Irma and Maria attributed to a 30-basis point impact on our same store sales for the nine months ended September 30, 2017.

Cost of Sales. Cost of sales increased $4.3 million, or 12.8% to $37.6 million during the first nine months of 2017 compared to $33.3 million during the same period in the prior year. As a percentage of restaurant sales, cost of sales was 27.5% compared to 26.5% during the same prior year period, primarily reflecting unfavorable commodity pricing on certain seafood and produce items and an increase in beer costs as a result of beer promotions offered at certain locations in an effort to increase customer traffic.

Labor. Labor costs in the first nine months of 2017 increased $4.6 million, or 10.0% to $50.2 million compared to $45.6 million in the comparable prior year period, mainly due to incremental labor costs for nine new locations opened since April 2016. Labor expenses as a percentage of restaurant sales increased to 36.7% compared to 36.2% in the prior year period driven mainly by increased wage costs due to certain state mandated minimum wage increases and a competitive labor market.

Occupancy. Occupancy expenses increased $2.4 million or 24.3% to $12.4 million for the nine months ended September 30, 2017 compared to $10.0 million in the prior year period. Higher base rent and common area maintenance charges associated with the new locations accounted for the majority of the total year over year increase. Occupancy expenses as a percentage of restaurant sales were 9.1% in the first nine months of 2017 compared to 7.9% in the first nine months of 2016.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.2 million, or 23.2%, to $22.1 million during the nine months ended September 30, 2017 compared to $18.0 million in the same period in 2016, primarily due to incremental operating expenses associated with nine new locations opened since April 2016. Restaurant operating expenses as a percentage of restaurant sales were 16.2% for the nine months ended September 30, 2017 compared to 14.3% for the nine months ended September 20, 2016. The year over year increase was driven primarily by higher advertising costs associated with increased marketing efforts to enhance brand awareness and delivery and service related fees.

General and Administrative. General and administrative remained relatively flat at $10.0 million year over year. General and administrative expenses as a percentage of sales decreased to 7.3% in the nine months ended September 30, 2017 compared to 7.9% in the prior year period. Decreased payroll, benefit costs and recruiting fees associated with a reduction in headcount as a result of the slow-down in growth contributed to the year over year decrease in absolute dollars, partially offset by higher professional fees associated with our increased marketing efforts.

Preopening Expenses. Preopening expenses were $0.8 million and $3.4 million for the nine months ended September 30, 2017 and 2016, respectively. Preopening expenses in year-to-date 2017 were primarily attributable to the Scottsdale Quarter restaurant, which opened in June 2017. Preopening expenses in year to date 2016 were primarily attributable to five restaurants opened during the first nine months of 2016 and three restaurants which opened during the fourth quarter of 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $0.9 million or 8.4% to $11.3 million year over year, primarily attributable to new restaurants opened since April 2016 partially offset by the impact of certain assets that became fully depreciated in the first nine months of 2017, and a lower depreciable asset base as a result of the $12.5 million asset impairment charge recorded in the fourth quarter of 2016. Depreciation and amortization expense as a percentage of restaurant sales was 8.3% and 8.2% for the nine months ended September 30, 2017 and 2016, respectively.

Asset Impairment Charge: During the three months ended September 30, 2017 we recorded an impairment charge of $30,000 for certain assets that were damaged or destroyed as a result of the impacts from Hurricanes Harvey, Irma and Maria.

Lease Termination and Exit Costs. In the second quarter of 2017, we assessed our capital allocation strategy and made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California. As such, we recognized $1.4 million related to estimated lease termination costs and asset write-offs during the nine months ended September 30, 2017.

Interest Expense, Net. Interest expense increased year over year due to borrowings under the Credit Facility, with $38.0 million and $25.0 million outstanding under the Credit Facility as of September 30, 2017 and 2016, respectively. We used the majority of the borrowings to fund new restaurant construction and our stock repurchase program.

Write-Off of Deferred Financing Costs. Effective June 30, 2017 we amended our Credit Facility to provide additional flexibility with financial covenants and also decreased our Revolver from $45 million to $30 million and shortened the maturity date to October 12, 2019. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the Amendment of approximately $0.5 million during the nine months ended September 30, 2017.

Income Tax Expense. Income tax expense was $71,000 and $56,000 for the nine months ended September 30, 2017 and 2016, respectively, related to state income tax expenses for which no state net operating loss carryforwards or other credits exist.

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

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	September 30, 2017	December 31, 2016
Cash and short-term investments	$3,689	$3,654
Net working capital	$(6,876)	$(10,545)

	Nine Months Ended September 30,
	2017	2016
Cash provided by operating activities	$3,597	$14,474
Capital expenditures	$11,190	$32,659

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past year, we funded development of new restaurants and maintenance capital expenditure primarily from cash flows from operations and borrowings under our Credit Facility. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility.

We opened only one restaurant this year at the Scottsdale Quarter, and no other domestic openings are planned for the remainder of 2017. We are focused on building sales, ramping up margins and generating cash flow to repay debt. We spent $11.2 million on capital expenditures during the nine months ended September 30, 2017, primarily associated with the opening of the Scottsdale Quarter restaurant, residual payments for restaurants opened during the second half of 2016, the relocation of our corporate office and maintenance capital expenditures. Additionally, we received $3.4 million in tenant improvement allowances during the nine months ended September 30, 2017, and expect to collect additional tenant improvement allowances in the fourth quarter of 2017. Net capital expenditures was $7.8 million for the nine months ended September 30, 2017. We expect to spend approximately $7 million to $9 million in capital expenditures in 2017, net of tenant improvement allowances. We have slowed down our growth of units, and current plans for unit growth are through the franchising of our brand internationally and one domestic restaurant opening in 2018.

As of September 30, 2017, we had a working capital deficit of $6.9 million and outstanding borrowings under our Credit Facility of $38.0 million. We believe existing cash and cash equivalents and short-term investments of $3.7 million, the ability to draw additional borrowings under our Credit Facility, subject to compliance with certain covenants, and cash flow from operations will be sufficient to fund working capital requirements over the next 12 months.

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

Amendment No. 2 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.25 to 1.00 for the fiscal quarter ended June 30, 2017; (ii) 1.20 to 1.00 for the fiscal quarters ended September 30, 2017, December 31, 2017, March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018; and (iii) 1.30 to 1.00 for the fiscal quarter ended March 31, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 5.50 to 1.00 for the fiscal quarters ended June 30, 2017, September 30, 2017, and December 31, 2017; (ii) 5.25 to 1.00 for the fiscal quarters ended March 31, 2018, June 30, 3018, September 30, 2018 and December 31, 2018; and (iii) 5.00 to 1.00 for the fiscal quarter ended March 31, 2019 and each fiscal quarter thereafter. The Company was not in compliance with the leverage ratio at September 30, 2017. A waiver was received on October 27, 2017 for the quarter ended September 30, 2017. The Company believes that it is probable that it will be in compliance at future covenant compliance dates or be able to cure any events of noncompliance. As a result, the Company’s debt and credit agreements are classified as long-term, except for amounts payable in the next 12 months which are classified as current.

On October 30, 2017, we also entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (the “Amendment No. 3”). Amendment No. 3 amends the Second Amended Credit Agreement to, among other things, (a) implement a monthly reporting requirement; (b) restricts certain restricted payments as defined in the Second Amended Credit Agreement; and (c) implements a limitation on capital expenditures subject to approval by the Lenders in their sole discretion.

At September 30, 2017, we had $38.0 million in outstanding borrowings, consisting of $23.75 million under the Revolver and $14.25 million under the Term Loan. As of September 30, 2017, net availability under the Credit Facility was $6.25 million, subject to compliance with certain covenants.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2017	2016
Net cash provided by (used in):
Operating activities	$3,597	$14,474
Investing activities	(11,156)	(32,747)
Financing activities	7,594	15,361
Net change in cash and cash equivalents	$35	$(2,912)

Operating Activities. Our cash flows from operating activities provided $3.6 million and $14.5 million of net cash during the first nine months of 2017 and 2016, respectively. The year over year change in cash from operating activities is primarily due to lower net income, the amount and timing of receipt of tenant allowance reimbursements and timing of payments for accrued expenses and accounts payable.

Investing Activities. Capital expenditures for the nine months ended September 30, 2017 were $11.2 million, primarily associated with our Scottsdale Quarter restaurant, which opened in June 2017, residual payments from restaurants opened during the fourth quarter of 2016, and maintenance capital expenditures. Capital expenditures for the nine months ended September 30, 2016 were $32.7 million, primarily attributed to costs associated with five restaurants opened during the year, costs for our Las Vegas restaurant remodel, residual payments from restaurants opened during the fourth quarter of 2015 as well as construction and architecture and design costs associated with restaurant openings during the fourth quarter of 2016 and first half of 2017.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2017 was $7.6 million and consisted primarily of $13.5 million of borrowings and $0.3 million of proceeds from stock option exercises, partially offset by $3.6 million for the repurchase of common stock under our October 2016 stock repurchase program, $2.3 million in payments under our Credit Facility and $0.3 million for debt issuance costs associated with Amendment No.1 and Amendment No. 2 to our Credit Facility. Net cash provided by financing activities during the nine months ended September 30, 2016 consisted of $25.0 million of borrowings under our credit facility and $0.1 million of net proceeds from stock option exercises, partially offset by $9.8 million in cash outflows for the repurchase of our common stock.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements or obligations, other than operating leases, which are not classified as debt.

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

We had no significant changes in our critical accounting policies and estimates since our last annual report, except for the added disclosure to the revenue recognition policy surrounding breakage income related to our gift card liability and recognition of revenue related to our franchising agreements. The updated revenue recognition accounting policy is as follows:

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions and discounts. Revenues from gift card sales are recognized upon redemption. Prior to redemption, the outstanding balances of all gift cards are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. We recognize gift card breakage income when the likelihood of the redemption of the gift cards becomes remote. Gift card breakage income is recorded in “Restaurant Sales” on the Condensed Consolidated Statements of Comprehensive Income (Loss) and amounted to zero and $0.2 million for the three and nine months ended September 30, 2017, respectively. We did not record any breakage income related to our gift card liability for the three and nine months ended September 30, 2016.

We execute franchise agreements for units operated by third parties. Our franchise agreements typically provide for payment of development and initial franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. Royalties are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. We recognize initial fees received from a franchisee as revenue when we have performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a store. Fees collected in advance are deferred until earned. Upfront fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized as revenue on a pro rata basis as the franchisee opens each respective restaurant.

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

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2017 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, we filed a Motion for Summary Judgment requesting judgment in our favor on all claims asserted against us by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. A trial date was scheduled for June 12, 2017.  The plaintiff filed for a motion of continuance on June 2, 2017 and the motion was granted. Mediation is scheduled for December 6, 2017. If the matter is not resolved through mediation, the trial date is now scheduled for July 9, 2018. We believe that we have a strong defense to the claim asserted by the plaintiff and insurance coverage for the claim. As such, we believe any loss associated with this claim is remote and therefore, we have not reserved for any potential future payments.

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

Item 1A.  Risk Factors

In addition to the risk factor below and the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in our annual report on Form 10-K for the year ended December 31, 2016. A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2016. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Risks Related to Our Business

There can be no assurance that in the future the Company will be in compliance with all covenants or that its lenders would waive any violations of such covenants. Non-compliance with debt covenants by the Company could have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit
10.1	Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of October 30, 2017 (incorporated by reference to Form 8-K filed November 3, 2017).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2017 and 2016, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: November 9, 2017