Form 10-K
period 2017-12-31
KONA GRILL INC
filed 2018-03-22
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐      Smaller reporting company ☒      Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017, was approximately $27,000,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of February 28, 2018, there were 10,109,715 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 2017, are incorporated by reference into Part III of this report.

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2017

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

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) currently owns and operates 46 upscale casual restaurants in 23 states and Puerto Rico. In addition, we have three international restaurants that operate under franchise agreements. Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambience that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our restaurants feature a global menu of contemporary American favorites, award-winning sushi and craft cocktails. Our menu items are prepared from scratch at each restaurant location and incorporate over 40 signature sauces and dressings, creating memorable flavor profiles that appeal to a diverse group of customers. Our diverse menu is complemented by a full service bar offering a broad assortment of wines, craft cocktails, and beers. We believe that our innovative high-quality recipes, generous portions, and flexible price points provide customers with a compelling value proposition and allow us to attract a diverse customer base.

Our restaurants seat an average of 290 customers and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambience that reinforces our high standards of food and service. Our main dining area, full-service bar, indoor/outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to attract new customers and encourage repeat visits from regular customers. We build our restaurants in high-activity areas such as retail centers, shopping malls, and lifestyle centers that are situated near commercial office space and residential housing to attract customers throughout the day.

The portability of our concept has been successfully demonstrated in a variety of markets across the United States (U.S.). Our long-term plans include strategically expanding the Kona Grill concept in both domestic and international markets. During 2017, we opened one restaurant in Scottsdale, Arizona and our franchise partners opened the first international Kona Grill restaurants in Vaughan (Toronto), Canada; Dubai, United Arab Emirates and Monterrey, Mexico.

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, price-value relationships, ambiance, service and location. We believe that the key strengths of our business include the following:

●	Innovative Menu Selections with Mainstream Appeal. We offer a menu of freshly prepared, high quality food that includes a diverse selection of contemporary American favorites and award-winning sushi items to appeal to a wide range of tastes, preferences, and price points. We prepare our dishes from scratch at each restaurant location using original recipes with generous portions and creative and appealing presentations. Our more than 40 signature sauces and dressings create memorable flavor profiles and further differentiate our menu items.

●

Distinctive Upscale Casual Dining Experience. Our creative menu, personalized service, and contemporary restaurant design blend together to create an inviting upscale casual dining experience. We design our restaurants with a unique layout and utilize modern, eye-catching design elements to enhance the customer experience. Our multiple dining areas provide customers with many distinct dining environments and atmospheres to suit a range of dining occasions. Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our concept.

●

Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where customers can enjoy our alcoholic beverage offerings. Our patio is a popular place for customers to enjoy our high-value happy hour and reverse happy hour offerings, where full portions of select items are offered at reduced price points. Our patio, which is enclosed in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Aggregate revenue during these non-peak periods accounted for 23.3% of our total sales during 2017, which we believe provides us with a competitive advantage.

●

Personalized Customer Service. Our commitment to make every experience exceptional reinforces our upscale ambience and helps distinguish us from other casual dining restaurants. We train our service personnel to be friendly and knowledgeable about all aspects of the restaurant, which helps us provide personalized customer service that is designed to ensure an enjoyable dining experience and exceed our customers’ expectations. Our kitchen staff completes extensive training to ensure that menu items are precisely prepared to provide a consistent experience. We believe our focus on high service standards underscores our customer-centric philosophy.

●

Multiple Daypart Model. Our appetizers, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared allowing customers to dine with us during traditional lunch and dinner meal periods as well as between customary dining periods such as in the late afternoon and late night. The lively ambience of our patio and bar areas provides an energetic ambience as well as provides a unique atmosphere for customers to enjoy before or after they dine with us. Our sushi bar provides another dining venue for customers while offering a wide selection of creative and flavorful menu items for health-conscious customers. We believe that our ability to attract customers throughout the day distinguishes us from many other casual dining chains.

●

Attractive Unit Economics. During 2017, the average unit volume of our comparable base restaurants was $4.1 million. We believe our high average unit volume helps us attract high-quality employees, leverage fixed costs, and makes us a desirable tenant for landlords. We expect the average cash investment for new restaurants to be approximately $2.6 million, net of landlord tenant improvement allowances and excluding preopening expenses. Based on historical experience, restaurants that are subject to ground leases and do not receive landlord tenant improvement allowances may require a significantly higher cash investment, but typically have lower average rental costs over the duration of the lease.

Growth Strategy

We have grown significantly over the past several years. Starting in 2017 we have pursued more modest growth to give our existing base of restaurants the opportunity to mature. We continue to believe that there will be significant long-term opportunities to grow our sales and increase our brand awareness throughout the United States and internationally. The following sets forth the key elements of our growth strategy.

Pursue Disciplined Restaurant Growth When Appropriate

Historically, we have reviewed potential sites in both new and existing markets that meet our target customer demographics, real estate, and investment return criteria. We believe the location of our restaurants plays a pivotal role in determining the long-term profitability of each restaurant and, accordingly, we have spent significant time and resources to evaluate each prospective site. We utilize a disciplined site selection process involving our management team and Board of Directors. Our site selection criteria for new restaurants has included selecting sites near high activity areas such as lifestyle centers. In addition, we have focused on areas that have above-average density and income populations, have high customer traffic throughout the day from thriving businesses or retail markets, and are convenient for and appealing to business and leisure travelers. We have also focused on sites that have great visibility and ample parking to support high volumes of traffic.

Over the past four years, we have grown organically through opening new restaurants and doubled the number of domestic restaurants during this time from 23 to 46. Our unit growth rate was 22% in 2016, with eight openings during the year and we had 23% unit growth in 2015 with seven restaurant openings. We opened only one domestic restaurant in 2017. We believe that a modest growth rate over the next few years will allow us to focus our time and attention on restaurant operations and improving financial performance.

We continue to execute our strategy for international market expansion. As there is increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Canada, Latin America, the Middle East and beyond. In 2016, we signed agreements for the development of six Kona Grill restaurants in Mexico and six Kona Grill restaurants in the United Arab Emirates. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Vaughan (Toronto), Canada. The agreement allows our franchisee the right to develop additional restaurants in the Toronto market for a specified period of time following the opening of the first restaurant. Each of our three international franchise partners opened a Kona Grill restaurant in their respective countries in the second half of 2017.

Pursue Growth in Existing Restaurant Sales

Our goal for existing restaurants is to increase unit volumes through consistent execution of our food and drink offerings; however our same store sales decreased in 2017 after six straight years of growth. We are focused on key initiatives designed to drive traffic, increase sales and enhance the customer experience while building our business for long-term growth. We have enhanced our cocktail and wine list and continue to utilize our Wine Down Wednesday offering to drive customer traffic by offering a 50% discount on bottle wines each Wednesday. We offer online ordering for the convenience of our customers and have also partnered with several companies for delivery services to drive incremental sales growth. We believe the strength of our differentiated concept and the appeal of our contemporary design enables us to gain market share. Furthermore, we continue to focus on the quality of our service and hospitality with extensive training for our service staff on our menu offerings. We continue to grow our customer loyalty program, Konavore™, which has grown to over 338,000 members. We utilize this e-mail based program to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. We have also increased our presence in social marketing and engaging with customers through various social media.

Continue Strategic Investments in Personnel and Systems

We believe that successful execution of our growth strategies for our existing restaurants will enable Kona Grill to be a leading upscale casual dining restaurant operator in the U.S. We have made strategic personnel investments and will make incremental investments over the long-term to support the growth of the Kona Grill brand both domestically and internationally. Additionally, we continue to implement software and tools to enhance our business while ensuring that strong financial controls are in place to minimize risks associated with our growth strategy.

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

Our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall revenues during 2017.

2017 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)
Lunch (Open to 3 p.m.)	$43,756	24.4%
Dinner (5 p.m. to 9 p.m.)	93,634	52.3%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	41,691	23.3%
Total All Day	$179,081	100.0%

Menu

Our menu features a wide selection of appetizers, salads, soups, flatbreads, sandwiches, noodles, seafood, signature entrees, and desserts. Our appetizers include socially interactive items that can be eaten individually or easily shared among customers. Our signature entrees feature various sauces and offer customers generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with shoyu-cream sauce and accompanied by parmesan garlic mashed potatoes and seasonal vegetables. Other favorites include Miso-Sake Sea Bass served with shrimp and pork fried rice and a seasonal vegetable and Pan-Seared Ahi served with steamed white rice, baby bok choy and a sweet chili sauce.

We also offer an extensive assortment of sushi that includes traditional favorites as well as distinctive specialty sushi and sashimi items such as our Voodoo Roll made with spicy crawfish mix and avocado rolled inside of seaweed and topped with a habanero tuna mix and chili masago, or the Bama Roll made with crab mix, cream cheese and jalapeno in soy paper topped with tuna, avocado, fish roe and spicy mayo. Sushi sales accounted for 27.2% of our total revenue during 2017.

Our menu, coupled with an expansive selection of sushi, offers ample choices for health-conscious customers. We take great pride in providing our customers the full Kona Grill experience without compromising their dietary needs and restrictions. We offer extensive gluten-free, vegetarian and vegan menus. We also feature a bento box with a variety of selections of protein and side dishes for the enjoyment of our young customers.

Each of our restaurants has a dedicated kitchen staff member, whom we refer to as our saucier, to oversee the preparation of more than 40 signature sauces and dressings that are made from scratch using only high-quality ingredients and fresh products. Each sauce is designed according to a proprietary recipe for specific menu items and includes unique flavors and combinations such as our honey cilantro, shoyu-cream, and spicy aioli dipping sauces, and our sesame-soy and honey dijon salad dressings. We believe that these distinctive sauces and dressings provide a unique flavor profile, which further distinguishes Kona Grill from its competitors.

The versatility of our menu enables us to provide customers with dishes that can be enjoyed outside of the traditional lunch and dinner meal periods, as well as to serve our customers’ requirements for a variety of dining occasions, including everyday dining, business lunches, social gatherings and special occasions. We also offer catering, group dining menus, and sushi platters to provide additional opportunities to serve our customers’ needs. In general, our menu is consistent from location to location. We typically update our menu in the spring and the fall and make enhancements to existing items or introduce new items based on customer feedback, which helps ensure that we are meeting the needs of our customers.

Our restaurants also offer an extensive selection of bottled and draft beers, wines by the glass or bottle, sake and an extensive selection of liquors and craft cocktail drinks. Alcoholic beverage sales represented approximately 27.3% of our total revenue during 2017.

Decor and Atmosphere

We design our restaurants to offer customers a unique dining experience in a setting that is relevant for today and tomorrow. Each of our restaurants is designed with a contemporary look that is adaptable to varying real estate opportunities while incorporating signature elements such as multiple dining areas and open floor plan. Customers can expect to find a warm and inviting atmosphere that aligns with our innovative food and drink offerings and high-quality service. The layout of our restaurants focuses on creating multiple dining areas for our customers while maintaining an open atmosphere that allows customers to have a panoramic view of the entire restaurant and exhibition kitchen and sushi bar. We utilize a variety of directional lighting styles and design elements to add warmth to all dining spaces throughout our restaurants.

Regardless of the experience customers are looking for, our restaurant design offers a variety of dining experiences to fit every mood and occasion. Our indoor/outdoor patio with a full-service bar incorporates a high-energy, socially interactive atmosphere for customers to enjoy appetizers or sushi while they wait to dine with us, and serves as a destination for many of our frequent customers during the late afternoon and late-night periods. Certain of our locations offer private dining rooms for parties, special occasions and business events. Additionally, three of our restaurants feature a rooftop patio and we enclose patios in colder climates to maximize utilization of the patio throughout the year. Alternatively, our dining room provides a warm and intimate ambience for special occasions or dinner with friends and family. For sushi enthusiasts, we showcase our highly trained sushi chefs creating their masterpieces at our expansive sushi bar.

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

We source our products and supplies with reputable and high-quality providers that are capable of providing consistent, reliable distribution to all of our restaurants. We have arrangements with national and local distributors and specialty food suppliers who provide high-quality ingredients and perishable food products. These distributors and suppliers are required to comply with food safety guidelines mandated by HACCP, the Food & Drug Administration and local statutes and regulations of the particular state, county or municipality.

Our goal is to maximize purchasing efficiencies and obtain the lowest possible prices for ingredients, products, and supplies, while maintaining the highest quality. We are committed to purchasing high-quality ingredients for our restaurants at reasonable prices. We use fresh ingredients and, as a result, we maintain only modest inventories. We believe that competitively priced alternative distribution sources are available should those channels be necessary. We negotiate national supply contracts and prices for food supply throughout all of our restaurants, monitor quality control and consistency of the food supplied to restaurants, and oversee delivery of food on a nationwide basis. In order to provide the freshest ingredients and products, and to maximize operating efficiencies between purchase and usage, we utilize an automated food cost and inventory system to assist each restaurant’s management team in determining daily order requirements for food ingredients, products, and supplies. The management team orders accordingly from approved suppliers, and all deliveries are inspected to assure that the items received meet our quality specifications and negotiated prices.

Restaurant Operations

Executive and Restaurant Management

Our executive management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities. We have procedures to enhance efficiency, reduce costs and provide centralized and individual restaurant support systems. Our corporate operations team and directors of operation have primary responsibility for oversight of our restaurants and analyze restaurant-level performance and strategic planning. We currently employ six directors of operations who are each responsible for overseeing the restaurants in a specific region. The directors of operations’ responsibilities include supporting the general managers and helping each restaurant achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and process improvements to enhance the efficiency of operations and the dining experience for our customers.

Our typical restaurant management team consists of a general manager, executive chef, sous chef and two to three additional managers depending upon the sales volume of each restaurant. Our restaurants employ on average approximately 75 non-management employees, many of whom work part-time. The general manager is responsible for the day-to-day operations of the restaurant, including the hiring, training, personnel development, execution of local marketing programs, and operating results. The chefs are responsible for overseeing the preparation of kitchen and sushi items, maintaining product quality, and closely monitoring food costs and department labor costs.

Training

In order to maintain quality and consistency in each of our restaurants, we carefully train and supervise restaurant personnel and adhere to high standards related to personnel performance, food and beverage preparation, and maintenance of our restaurants. All of our restaurant personnel participate in both initial and ongoing training programs under the direction of our director of training. Each restaurant manager completes a formal training program that is comprised of a mix of online and on-the-job instruction. The training covers all aspects of management philosophy and overall restaurant operations, including supervisory skills, operating and performance standards, accounting procedures, IT systems and employee selection and training necessary for top-quality restaurant operations. The training programs also involve intensive understanding of our menu and other key service protocols.

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

We transmit electronically select information that is captured from the POS system to our corporate office on a daily basis. This information flow enables senior management to monitor operating results with daily and weekly sales analysis, detailed labor and food cost information, and comparisons between actual and budgeted operating results. We continually evaluate both our restaurant information systems and corporate office information systems to enhance operations. We believe our information systems are secure and scalable as we continue to build our brand.

Advertising and Marketing

Our ongoing advertising and marketing strategy consists of a loyalty program, social media, grass-root local marketing, various public relations activities and word-of-mouth recommendations. We believe that these mediums are key components in driving customer trial and repeat usage. We have invested, and expect to continue to invest, in marketing and branding efforts, primarily to increase revenue and expand brand awareness.

We implement a coordinated public relations effort in conjunction with each new restaurant opening. Approximately 60 days before a scheduled restaurant opening, we collaborate with the local media to publicize our restaurant and generate awareness of our brand. This effort is usually supplemented by targeted marketing campaigns, social media and other marketing efforts, including hosting a high-profile event in which we invite local leaders and community members as part of our preopening practice activities to introduce our concept to the local market. In addition, we use various social media platforms and our website, www.konagrill.com, to promote brand awareness.

Competition

The restaurant industry is highly competitive. Key competitive factors in the industry include the taste, quality, and price of food and drink offerings, quality and speed of customer service, brand name recognition, attractiveness of facilities, restaurant location, customer convenience and overall dining experience.

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

●	We offer online ordering through our website, catering and group dining menus, and partner with third parties for delivery service of our food and drink offerings.

Although we believe we compete favorably with respect to each of these factors, there are a substantial number of restaurants and food service providers that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenue, and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional employment statistics; demographic trends; weather conditions; the cost and availability of raw materials, labor, and energy; purchasing power; governmental regulations; and local competitive factors. Any change in these or other related factors or negative publicity relating to food safety could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concept over time to protect their longer-term competitiveness. Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for upscale, high volume restaurants.

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

Employees

As of February 28, 2018, we employed 3,638 people of whom 3,588 worked in our restaurants and 50 were employed at our corporate office. None of our employees are covered by a collective bargaining agreement. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.

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

Risks Related to Our Business

The impact general economic conditions have on consumer discretionary spend could negatively affect our business and results of operations.

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

While future sales growth will depend substantially on opening new restaurants, changes in comparable or same-store restaurant sales will also affect our sales growth and will continue to be a critical factor in generating future profits. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases.

Our comparable restaurant sales decreased in 2017 after six consecutive years of increases. As our units continue in operation and new restaurants enter the comparable base, it may be more difficult to achieve significant increases in comparable restaurant sales. Further, the impact of the factors noted below may lower our expectations for comparable restaurant sales:

●

changes in consumer preferences and discretionary spending, including weaker consumer spending in periods of economic difficulty or uncertainty and shift of consumer spending away from shopping malls to more on-line shopping;

●	consumer understanding and acceptance of the Kona Grill experience and perception of the Kona Grill brand;

●	weather, road construction and other factors limiting access to our restaurants

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

●

any “trade down” by customers or other reduction in average check per person in response to price increases, which could reduce or eliminate the benefit of the price increase on comparable restaurant sales; executing our strategies effectively, including development strategy, menu improvement initiatives and marketing and branding strategies, each of which may not have the impact we expect;

●	turnover of key operations and restaurant personnel;

●	negative publicity relating to food safety or quality; and

●	changes in government regulation.

 As a result, it is possible that we will not achieve our targeted comparable restaurant sales or that the change in comparable restaurant sales could be negative. If this were to happen, sales and profitability would be adversely affected and our stock price would likely decline. Further, many of our competitors have substantially greater financial, marketing and other resources than we do to withstand prolonged periods of declines in comparable restaurant sales and regional and national restaurant companies continue to expand their operations into our current market areas, thereby increasing competition for market share.

We depend upon high levels of consumer traffic at the sites where our restaurants are located and any adverse change in consumer activity could negatively affect our restaurant sales and have required us to record an impairment charge for restaurants performing below expectations, and may result in future impairments.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, and lifestyle centers. We depend on high consumer traffic rates at these centers to attract customers to our restaurants. In general, such visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in demographic and economic patterns in neighborhoods and trade areas where our restaurants are located, higher frequency of online shopping, changes in discretionary consumer spending, changes in gasoline prices, or otherwise. Several shopping malls experienced declining consumer traffic in recent years. If visitor rates to these centers continue to decline, our unit volumes could decline and adversely affect our results of operations. We recorded long-lived asset impairment charges of $9.3 million and $12.5 million, for the years ended December 31, 2017, and 2016 respectively. Such amounts are included in "Asset impairment charge" in the Consolidated Statements of Comprehensive Loss. See Note 2 in the Notes to the Consolidated Financial Statements for further details on the impairment charges. We may be required to record impairment charges in the future if our restaurants perform below expectations.

Our failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition which could materially adversely affect our financial performance.

We have a secured credit facility consisting of a $25 million revolver and a $15 million term loan (collectively, the “credit facility”). As of December 31, 2017, we had $37.8 million outstanding under the credit facility. The credit facility requires us to maintain certain financial covenants. At December 31, 2017, we were not in compliance with these covenants and the credit facility was subsequently amended to alter the financial covenants so that the financial covenants were met as of December 31, 2017. However, any failure to maintain these financial covenants or have sufficient liquidity to repay principal payments when due or the then outstanding balance at the expiration of the credit facility, or upon violation of the covenants, would materially adversely affect our financial condition and performance. There can be no assurance that in the future the Company will be in compliance with all covenants or that its lenders would waive any violations of such covenants. Non-compliance with debt covenants by the Company could have a material adverse effect on the Company’s business, results of operations and financial condition and impact our ability to continue as a going concern.

Our failure to meet operating performance expectations could result in serious doubt about our ability to remain a going concern.

The financial statements included in this report have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $79.7 million, has a net working capital deficit of $7.6 million and outstanding debt of $37.8 million as of December 31, 2017. These conditions together with recent debt covenant violations and subsequent debt covenant waivers and debt amendments, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations, improving liquidity and reducing costs to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which will include slowing new restaurant development, implementing cost-savings initiatives and evaluating potential closure of underperforming restaurants. While the Company believes that its existing cash and cash equivalents as of December 31, 2017, coupled with its anticipated cash flow generated from operations, will be sufficient to meet its anticipated cash requirements, there can be no assurance that the Company will be successful in its plans to increase profitability or to obtain alternative financing on acceptable terms, when required or if at all. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our results of operations and financial condition. These financial statements included in this report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Our future financial growth depends in part on our ability to open new restaurants and operate them profitably, and if we are unable to successfully execute this strategy, our results of operations could be adversely affected.

Our financial success depends in part on management’s ability to execute our growth strategy. One key element of our growth strategy is opening new restaurants. After opening eight restaurants during 2016, we opened only one restaurant during 2017. Our current plans are for modest growth over the next few years as we focus on improving the profitability of our existing restaurants. Our ability to open new restaurants and operate them profitably is dependent upon a number of factors, many of which are beyond our control, including:

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

We have opened and intend to open restaurants in markets in which we have no prior operating experience and in which our brand may not be well-known. These new markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than restaurants in our existing markets. Accordingly, sales at restaurants opening in new markets may take longer to achieve or may not achieve average unit volumes comparable with our existing restaurants.

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

To the extent that we open new restaurants, we may be adversely affected by delays or problems associated with securing suitable restaurant locations and leases and by other factors, some of which are beyond our control and the timing of which is difficult to forecast accurately.

Due in part to the unique nature of each proposed restaurant location, we cannot predict the timing or ultimate success of our site selection process or our ability to open new restaurants on a timely basis after we have identified sites. Our long-term goal is to strategically expand the Kona Grill concept in both new and existing markets.

There can be no assurance that any unit growth goal will be realized because our ability to open new restaurants depends upon a number of factors, many of which are beyond our control, including the following:

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

Any deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have or may cease operations in the future or have deferred openings or fail to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in customer traffic. As a result, our results of operations could be adversely affected.

Closing restaurants or terminating leases could adversely impact our cash flow.

We enter into long-term leases, usually with ten year terms. To the extent that we must close a restaurant because of poor economic performance, or to the extent that we do not develop a restaurant for which we have signed a lease, we may be required to expend significant financial resources to terminate such lease. Further, poor operating results at any one restaurant or a delay or cancellation in the planned opening of a restaurant could materially affect the financial performance for a particular period and perception of our company, making the investment risks related to any one location more significant than those associated with larger restaurant companies who have substantially greater financial and other resources.

Due to our small base of existing restaurants and the significant expenses required to open new restaurants, any decision to either reduce or accelerate the pace of openings may cause our future operating results to fluctuate significantly and affect our comparative financial performance.

Our preopening expenses have historically been significant. The amount of such expenses incurred in any one year or quarter is dependent on the number of restaurants expected to be opened during that time period. We expect the cash investment cost of our prototype restaurant on average to be approximately $2.6 million, net of landlord tenant improvement allowances averaging between $0.7 million and $1.2 million and excluding approximately $450,000 on average in cash preopening expenses. Actual costs may vary significantly depending upon a variety of factors, including the site and size of the restaurant and conditions in the local real estate and employment markets. The combination of our relatively small number of existing restaurants, the significant investment associated with each new restaurant, and the sales volumes of our new restaurants may cause our results of operations to fluctuate significantly.

Adverse weather conditions, impact of climate change and natural disasters could adversely affect our results of operations. Additionally, we may not be able to obtain insurance at reasonable rates for natural disasters and other events which are beyond our control.

Adverse weather conditions can impact customer traffic at our restaurants, cause the temporary underutilization of outdoor patio seating and in more severe cases such as hurricanes, tornadoes and other natural disasters, cause temporary closures, sometimes for prolonged periods, which would negatively impact our revenue. Increasing frequency and unpredictability of adverse weather conditions due to climate change may result in decreased customer traffic. Changes in weather could result in interruptions to the availability of utilities, and shortages or interruption in the supply of food items and other supplies, which could increase our costs and negatively impact our operations.

Additionally, although we insure our restaurants against wind, flood, and other disasters, we may not be able to obtain insurance for these types of events for all of our restaurants at reasonable rates. A devastating natural disaster or other event in the vicinity of one of our restaurants could result in substantial losses and have a material adverse effect on our results of operations.

Our domestic and international franchise growth may strain our infrastructure and resources, which could adversely affect our ability to manage our existing restaurants.

Managing our existing operations and planning for long-term growth along with supporting our international franchise partners with their new restaurant openings will increase demands on our available cash resources, as well as demands on our management team, restaurant management systems and resources, financial controls and information systems. These increased demands may adversely affect our ability to open new restaurants and to manage and when appropriate, remodel our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our expansion objectives, our growth rate and operating results could be adversely affected.

We may not be successful in our international franchise initiative or such expansion may adversely affect our financial performance.

We are expanding into international markets, initially in Mexico, the United Arab Emirates and Canada where we have executed development agreements. Similar to other brands with an international presence, we are utilizing a franchise model for development outside of the U.S., providing training and operational support to our partners without committing, or putting at risk, capital for restaurant construction in these international markets. It takes time for us to identify franchise partners and negotiate franchise agreements and for our partners to find quality real estate and construct the restaurants. We then need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy.

As we continue to pursue our international market expansion, we may not be fully aware of the significant development efforts involved and barriers to entry into these markets. Accordingly, even though we are attempting to manage the necessary capital investment through the utilization of the franchise model, we may incur more expenses than originally anticipated and our investment may take additional time to come to fruition. Furthermore, there is a risk that we may not be successful in our international business development efforts. In that case, we may not be able to recover all of the investments incurred. Additionally, our attempt to expand internationally could result in significant distraction or diversion of resources from our existing operations in the U.S.

There is no assurance that we will find the proper franchisees to successfully expand internationally, or that the franchised restaurants in foreign markets will gain market acceptance or be able to operate on a profitable basis. Our international operations are subject to many of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, and differing cultures and consumer preferences.

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

Our business expansion into international markets could create new risks to our brand and reputation. We believe that we will be able to select high-caliber international operating partners with significant experience; however, there is risk that our brand value or financial results could be harmed by factors outside of our control, including, but not limited to:

●	difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the U.S.;

●	changes to our recipes and beverages due to cultural differences;

●	inability to obtain adequate and reliable supplies of ingredients and products necessary to execute our diverse menu; and

●	differences, changes or uncertainties in economic, regulatory, legal, social and political conditions.

Further, as we expand our brand internationally, we must comply with regulations and legal requirements, including those related to the protection of our trademarks, trade secrets and other intellectual property - see “Our failure to protect our trademarks, service marks, or trade secrets could negatively affect our competitive position and the value of the Kona Grill brand” below. We will have additional exposure to foreign tax laws and regulations. Additionally, we will need to comply with both domestic laws affecting U.S. businesses that operate internationally and foreign laws in the countries in which we expand our restaurants, such as the Foreign Corrupt Practices Act, under which we have not had exposure prior to our international expansion. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions. Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our operating partners and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur liability that is not covered by such protection, or incur costs and expenses as a result of our operating partners’ conduct even when we are not legally liable. Any of these risks could harm our business, results of operations and financial condition.

Failure to attract, retain and motivate effective leaders and the loss of key personnel could negatively impact our business.

Our future success is highly dependent upon our ability to attract and retain key management and operations personnel. We must be able to attract, retain and motivate a sufficient number of qualified management and operations personnel, including culinary and training personnel, directors of operations, general managers and executive chefs. Our executive officers provide a vision for our company, execute our business strategy, and maintain consistency in the operating standards of our restaurants. The ability of key management and operations personnel to maintain consistency in the quality and diversity of our menu offerings as well as service and hospitality for customers is a critical factor in our future success. Any failure to attract, retain, and motivate key personnel may harm our reputation and result in a loss of business.

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

We offer eligible full-time salaried employees and eligible variable-hour employees the opportunity to enroll in healthcare coverage subsidized by us. We adopted a qualifying plan under the Affordable Care Act for our eligible variable-hour employees, which has increased our labor costs. It is also possible that recent changes in the healthcare plans we offer could make us less attractive to our current or potential employees. Additionally, the Affordable Care Act has imposed additional administrative costs on us, and those costs may increase over time. The costs and other effects of the Affordable Care Act and potential changes to healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

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

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing 27.3% of our sales during 2017. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

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

Like other restaurants, we may receive complaints or litigation from, and potential liability to, our customers involving food-borne illness or injury or other operational issues. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. We are currently engaged in litigation in Minnesota with respect to that state’s tip pooling statutes. Although the Company is in the early stages of discovery and does not expect the result of such complaint to have a material adverse effect on the Company, there is no assurance that any adverse ruling or settlement in that matter would not have a material impact on the Company’s cash position and operations. In addition, we are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our business.

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

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall, including the following:

●	actual or anticipated fluctuations in our quarterly or annual financial results;

●	the financial guidance and growth projections we may provide to the public, any changes in such guidance and projections, or our failure to meet such guidance and projections;

●	failure to maintain certain financial covenants and remain in compliance with these covenants under our credit facility.

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

Two of our independent directors and our chief executive officer together currently own 27.4% of our outstanding common stock. As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

The large number of shares eligible for public sale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2017, we had outstanding 10,109,715 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,661,126 shares available for issuance under our stock award and employee stock purchase plans. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report on our internal control over financial reporting. The report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.

While we have determined that our internal control over financial reporting was effective as of December 31, 2017, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our reputation and the price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We currently operate 46 restaurants in 23 states and Puerto Rico. Each of our restaurants and our corporate office are located in a leased facility. As of December 31, 2017, our restaurant leases had expiration dates ranging from 2018 to 2029, typically with options to renew for at least a five-year period. The average interior square footage of our restaurants is approximately 7,200 square feet. Many of our restaurants also have either enclosed patios or outdoor patios that are utilized when weather conditions permit. The following table sets forth our current restaurant locations and corporate office.

State	City	Location	Year Opened
Arizona	Scottsdale	Scottsdale Fashion Square	1998
Arizona	Chandler	Chandler Fashion Center	2001
Missouri	Kansas City	Country Club Plaza	2002
Nevada	Las Vegas	Boca Park Fashion Village	2003
Colorado	Denver	Cherry Creek Mall	2004
Nebraska	Omaha	Village Pointe	2004
Indiana	Carmel	Clay Terrace	2004
Texas	San Antonio	The Shops at La Cantera	2005
Texas	Dallas	North Park Mall	2006
Illinois	Lincolnshire	Lincolnshire Commons	2006
Texas	Houston	Houston Galleria	2006
Illinois	Oak Brook	Oak Brook Promenade	2006
Texas	Austin	The Domain	2007
Michigan	Troy	Big Beaver Road	2007
Connecticut	Stamford	Stamford Town Center	2007
Louisiana	Baton Rouge	Perkins Rowe	2007
Arizona	Gilbert	San Tan Village	2008
Arizona	Phoenix	City North	2008
Virginia	Richmond	West Broad Village	2009
New Jersey	Woodbridge	Woodbridge Conference Center	2009
Minnesota	Eden Prairie	Windsor Plaza	2009
Florida	Tampa	MetWest International	2009
Maryland	Baltimore	Downtown Baltimore	2010
Idaho	Boise	The Village at Meridian	2013
Texas	The Woodlands	The Woodlands Town Center	2013
Texas	Fort Worth	West 7th	2014
Texas	El Paso	Fountains at Farah	2014
Florida	Sarasota	University Town Center	2014
Georgia	Alpharetta	Avalon	2014
Ohio	Columbus	Easton Town Center	2014
Puerto Rico	San Juan	Mall of San Juan	2015
Texas	Plano	West Plano Village	2015
Virginia	Arlington	Rosslyn-Ballston Corridor	2015
Florida	Miami	Dolphin Mall	2015
Ohio	Cincinnati	Liberty Center	2015
Nevada	Las Vegas	Fashion Show Mall	2015
Texas	Friendswood	Baybrook Mall	2015
Alabama	Huntsville	Bridge Street Town Centre	2016
Hawaii	Honolulu	International Market Place	2016
Tennessee	Franklin	CoolSprings Galleria	2016
Virginia	Fairfax	Fair Oaks Mall	2016
Minnesota	Minnetonka	Ridgedale Center	2016
California	Irvine	Irvine Spectrum Center	2016
Florida	Winter Park	Lakeside Crossing	2016
Texas	San Antonio	North Star Mall	2016
Arizona	Scottsdale	Scottsdale Quarter	2017
Arizona	Scottsdale	Corporate Office at Scottsdale Quarter	2017

Item 3.	Legal Proceedings

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

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, we filed a Motion for Summary Judgment requesting judgment in our favor on all claims asserted against us by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. A trial date was scheduled for June 12, 2017. The plaintiff filed for a motion of continuance on June 2, 2017 and the motion was granted. In January 2018, a confidential general release was signed by the plaintiff. On January 29, 2018, the Circuit Court dismissed the case with prejudice.

On July 27, 2017, the Company received a letter from an attorney purporting to represent two stockholders of the Company. The letter relates to a proposal to amend the Company’s 2012 Stock Award Plan (the “Plan”) that was brought before the Company’s shareholders at its 2015 annual stockholders’ meeting. The letter claims that although the Plan amendment received affirmative votes from stockholders holding 57.7% of the shares present and entitled to vote on the proposal, it was not duly approved by the appropriate voting standard. The Company investigated the claims made in the letter and determined that the Plan amendment did not receive sufficient votes to adopt the amendment in accordance with the Company’s bylaws. The Company has determined which stock options granted by the Company since April 2015 were not within the number of shares reserved under the Plan prior to the 2015 amendment (the “Excess Stock Options”). All of the Excess Stock Options were issued in 2016 and 2017 to an aggregate of 13 employees and directors at exercise prices of $14.26 and $8.15 per share, far in excess of the current trading price of $2.05. The Company also determined that none of the Excess Stock Options have been exercised. The Company has entered into amendments with each of the 11 holders of Excess Stock Options who are still employees or directors of the Company. The amendments specify that such Excess Stock Options cannot be exercised until further stockholder approval is obtained for an amendment to the Plan that increases the authorized shares. Therefore, the Company believes it has taken appropriate corrective action. The Company does not expect that its receipt of the demand letter or the claims made therein will have a materially adverse effect on its financial condition or results of operation. However, the Nasdaq Marketplace Rules require that listed companies obtain stockholder approval prior to issuing securities under equity incentive plans when such plans are established or materially amended. Depending upon the validity of the claims made in the demand letter, Nasdaq may provide us with a deficiency letter and require that we present Nasdaq with a plan of compliance to correct the asserted violation, if Nasdaq does not agree that necessary corrective action has been taken.

Also on July 27, 2017, a class action complaint was filed against Kona Sushi, Inc., a wholly-owned subsidiary of the Company, by Mitchell Boots, individually and on behalf of a Proposed Rule 23 Class, in the United States District Court for Minnesota claiming, among other things, that the Company violated Minnesota gratuity/tip pooling laws with respect to certain classes of restaurant employees. The plaintiff has brought claims on behalf of a putative Minnesota class and a putative national class of employees. On October 25, 2017, the plaintiff amended the complaint to withdraw the national class claims and other common law claims, leaving one claim on behalf of a putative Minnesota class, and added a second named Plaintiff, Tracy Fortman.  On January 9, 2018, a pre-trial scheduling order was issued by the District Court, setting pre-trial dates and setting a trial date of January 1, 2019.  The Company is in the early stages of discovery and does not expect the result of such complaint to have a material adverse effect on the Company. However, there is no assurance that any adverse ruling or settlement in that matter would not have a material impact on the Company’s cash position and operations.

On November 29, 2017, Continental Atrium Corporation filed a complaint for damages in the Superior Court for the State of California for the County of Los Angeles alleging, among other things, that the Company breached its written contract relating to the Company’s decision in April 2017 to not move forward with the construction of a restaurant in El Segundo as discussed in Note 10 below (the “Complaint”). The Complaint alleges that beginning no later than August 15, 2017, the Company has failed to pay rent and other amounts owed to the plaintiff. A case management conference is scheduled for April 30, 2018. As of December 31, 2017, we had $1.0 million in lease termination and exit costs recorded in accrued expenses in the accompanying Consolidated Balance Sheets associated with this matter.

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

	High	Low
2017
First quarter	$12.85	$5.80
Second quarter	$6.35	$3.25
Third quarter	$4.30	$1.50
Fourth quarter	$3.95	$1.70
2016
First quarter	$16.71	$12.09
Second quarter	$14.08	$10.34
Third quarter	$14.09	$9.99
Fourth quarter	$13.50	$10.05

On February 28, 2018, the closing sale price of our common stock was $1.80 per share. On February 28, 2018, there were 17 holders of record of our common stock.

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

Issuer Purchase of Equity Securities

In November 2015, our Board of Directors authorized a repurchase program of up to $10 million of outstanding common stock. We completed the $10 million stock repurchase program in June 2016 with the purchase and retirement of 832,937 shares under the 2015 authorization.

In October 2016, our Board of Directors authorized an additional stock repurchase of up to $5 million of outstanding common stock. We completed the $5 million stock repurchase program in February 2017 with the purchase and retirement of 532,376 shares.

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

Overview

We currently own and operate 46 restaurants located in 23 states and Puerto Rico. Over the past four years, we have grown organically through opening new restaurants and doubled the number of domestic restaurants during this time from 23 to 46. Our unit growth rate was 22% in 2016, with eight openings during the year and we had 23% unit growth in 2015 with seven restaurant openings. We opened one restaurant in 2017. We believe that a modest growth rate over the next few years will allow us to focus our time and attention on restaurant operations and improving financial performance.

During the years ended December 31, 2017 and 2016, we recorded non-cash asset impairment charges of $9.3 million and $12.5 million, respectively, for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. During 2017, we executed lease amendments for rent concessions for five of our existing restaurants. We continue to negotiate with our landlords regarding rent abatement or closures of underperforming restaurants as part of our strategy to improve financial performance.

As part of our capital allocation strategy, during the second quarter of 2017, we made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California and recognized $1.4 million related to estimated lease termination and exit costs. See “Lease Termination and exit costs” in Note 10 of the Notes to the Consolidated Financial Statements for further discussion.

Cost of sales, labor, and other operating expenses for our restaurants open at least 12 months generally trend consistently with revenue, and we analyze those costs as a percentage of revenue. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take up to twelve months to achieve the majority of operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of revenue to be higher when we open a new restaurant, but to decrease as a percentage of revenue as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of revenue, which we expect will continue until these restaurants mature.

We continue to execute our strategy for international market expansion. As there is increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Canada, Latin America, the Middle East and beyond. In 2016, we signed agreements for the development of six Kona Grill restaurants in Mexico and six Kona Grill restaurants in the United Arab Emirates. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Vaughan, Canada. The agreement allows our franchisee the right to develop additional restaurants in the Toronto market for a specified period of time following the opening of the first restaurant. Each of our three international franchise partners opened a Kona Grill restaurant in their respective countries in the second half of 2017.

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

Restaurant Operating Profit. Restaurant operating profit is defined as revenue minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, or preopening expenses. We believe restaurant operating profit is an important component of financial results because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance prior to application of corporate overhead. We use restaurant operating profit as a percentage of revenue as a key metric to evaluate our restaurants’ financial performance compared with our competitors. This measure provides useful information regarding our financial condition and results of operations and allows investors to better determine future financial results driven by growth and to compare restaurant level profitability.

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

Key Financial Definitions

Revenue. Revenue include gross food and beverage sales, net of promotions and discounts and franchise-related revenues.

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

Interest Expense, net. Interest expense consists of the cost of servicing our debt obligations, the amortization of debt issuance costs and commitment fees on the credit facility. Interest expense is offset by interest earned on cash and investment balances. We capitalize interest incurred on borrowings for restaurant construction.

Income Tax Expense. Expense for income taxes represents amounts due for state income taxes.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Revenue growth	5.6%	18.5%	20.1%
Same-store sales percentage change	(5.9)%	0.5%	2.0%
Average unit volume (in thousands)	$4,119	$4,531	$4,506
Sales per square foot	$569	$630	$625
Restaurant operating profit (in thousands)	$19,099	$23,688	$23,212
Restaurant operating profit as a percentage of sales	10.7%	14.0%	16.2%
EBITDA (in thousands)	$(6,375)	$(6,571)	$5,693
EBITDA as a percentage of sales	(3.6)%	(3.9)%	4.0%
Adjusted EBITDA (in thousands)	$4,830	$5,883	$5,854
Adjusted EBITDA as a percentage of sales	2.7%	3.5%	4.1%

The table below sets forth our reconciliation of Net Loss to EBITDA, Adjusted EBITDA and restaurant operating profit to the most comparable U.S. GAAP measure.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net loss	$(23,432)	$(21,629)	$(4,496)
Income tax expense	90	66	43
Interest expense, net	1,784	571	180
Depreciation and amortization	15,183	14,421	9,966
EBITDA	$(6,375)	$(6,571)	$5,693
Asset impairment charge	9,341	12,454	—
Lease termination and exit costs	1,392	—	—
Other	—	—	161
Write-off of deferred financing costs	472	—	—
Adjusted EBITDA	4,830	5,883	5,854
General and administrative	13,453	13,272	12,612
Preopening expense	816	4,533	4,746
Restaurant operating profit	$19,099	$23,688	$23,212

	Percent of Revenue
	Year Ended December 31,
	2017	2016	2015
Net loss	(13.1)%	(12.8)%	(3.1)%
Income tax expense	0.1	0.0	0.0
Interest expense, net	1.0	0.3	0.1
Depreciation and amortization	8.5	8.5	7.0
EBITDA	(3.6)	(3.9)	4.0
Asset impairment charge	5.2	7.3	—
Lease termination and exit costs	0.8	—	—
Other	—	—	0.1
Write-off of deferred financing costs	0.3	—	—
Adjusted EBITDA	2.7	3.5	4.1
General and administrative	7.5	7.8	8.8
Preopening expense	0.5	2.7	3.3
Restaurant operating profit	10.7%	14.0%	16.2%

Certain percentage amounts may not sum to total due to rounding.

Store Growth Activity

	2017	2016	2015

Number of Restaurants at Beginning of Year	45	37	30
Openings	1	8	7
Total	46	45	37

Results of Operations

The following table sets forth, for the years indicated, our Consolidated Statements of Comprehensive Loss expressed as a percentage revenue.

	Year Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of sales	27.2	26.7	27.1
Labor	36.7	36.6	35.1
Occupancy	9.3	8.1	7.4
Restaurant operating expenses	16.2	14.6	14.2
General and administrative	7.5	7.8	8.8
Preopening expense	0.5	2.7	3.3
Depreciation and amortization	8.5	8.5	7.0
Asset impairment charge	5.2	7.3	—
Lease termination and exit costs	0.8	—	—
Other	—	—	0.1
Total costs and expenses	111.8	112.4	103.0
Loss from operations	(11.8)	(12.4)	(3.0)
Write off of deferred financing costs	0.3	—	—
Interest expense, net	1.0	0.3	0.1
Loss before income taxes	(13.0)	(12.7)	(3.1)
Income tax expense	0.1	—	—
Net loss	(13.1)%	(12.8)%	(3.1)%

Certain percentage amounts may not sum to the total due to rounding.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Revenue. Revenue increased 5.6% to $179.1 million for 2017 from $169.5 million in the prior year period, primarily due to a 14.6% increase in the number of operating weeks from nine restaurants opened since April 2016. Same store sales decreased 5.9% in 2017 compared to an increase of 0.5% in 2016 driven primarily by a decline in customer traffic compared to the prior year period.

Cost of Sales. Cost of sales increased $3.4 million, or 7.4% to $48.7 million in 2017 compared to $45.3 million in 2016. As a percentage of revenue, cost of sales was 27.2% compared to 26.7% during prior year, primarily reflecting unfavorable commodity pricing on certain seafood, meat and produce items and an increase in beer costs as a result of promotions offered at certain locations in an effort to increase customer traffic.

Labor. Labor costs for 2017 increased $3.8 million, or 6.0% to $65.8 million compared to $62.0 million in the comparable prior year period, mainly due to incremental labor costs for nine new locations opened since April 2016. Labor expenses as a percentage of revenue increased slightly to 36.7% compared to 36.6% in the prior year period driven mainly by increased wage costs due to certain state mandated minimum wage increases.

Occupancy. Occupancy expenses increased $2.8 million or 20.7% to $16.6 million for 2017 compared to $13.8 million in the prior year period. Higher base rent and common area maintenance charges associated with the new locations accounted for the majority of the total year over year increase. Occupancy expenses as a percentage of revenue were 9.3% in 2017 compared to 8.1% for 2016.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.2 million, or 16.9%, to $28.9 million during 2017 compared to $24.7 million in 2016, primarily due to incremental operating expenses associated with nine new locations opened since April 2016. Restaurant operating expenses as a percentage of revenue were 16.2% for 2017 compared to 14.6% for 2016. The year over year increase was driven primarily by higher advertising costs associated with increased marketing efforts to enhance brand awareness, increased repair and maintenance activity, and higher delivery and service related fees.

General and Administrative. General and administrative increased slightly to $13.4 million during 2017 compared to $13.3 million in the prior year period. General and administrative expenses as a percentage of sales decreased to 7.5% in 2017 compared to 7.8% in the prior year period. Decreased payroll, benefit costs and recruiting fees associated with a reduction in headcount as a result of the slow-down in growth, partially offset by higher professional fees associated with our increased marketing efforts contributed to the slight increase year over year in absolute dollars.

Preopening Expense. Preopening expenses were $0.8 million and $4.5 million for 2017 and 2016, respectively. Preopening expenses in 2017 were primarily attributable to the Scottsdale Quarter restaurant, which opened in June 2017. Preopening expenses in 2016 were primarily attributable to eight restaurants opened during 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $0.8 million or 5.3% to $15.2 million year over year, primarily attributable to the nine new restaurants opened since April 2016 partially offset by the impact of certain assets that became fully depreciated in 2017, and a lower depreciable asset base as a result of the $12.5 million asset impairment charge recorded in the fourth quarter of 2016. Depreciation and amortization expense as a percentage of revenue was 8.5% for 2017 and 2016, respectively.

Asset Impairment Charge. During 2017 and 2016, we recorded non-cash asset impairment charges of $9.3 million and $12.5 million, respectively, for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term.

Lease Termination and Exit Costs. In the second quarter of 2017, we assessed our capital allocation strategy and made the decision to not move forward with the planned construction and opening of a restaurant in El Segundo, California. As such, we recognized $1.4 million related to estimated lease termination costs and asset write-offs during 2017.

Write-Off of Deferred Financing Costs. Effective June 30, 2017 we amended our credit facility to provide additional flexibility with financial covenants and also decreased our revolver from $45 million to $30 million and shortened the maturity date to October 12, 2019. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the amendment of approximately $0.5 million during the year ended December 31, 2017.

Interest Expense, Net. Interest expense increased year over year due to borrowings under the credit facility, with $37.8 million and $26.8 million outstanding under the credit facility as of the end of the fourth quarter 2017 and 2016, respectively. We used the borrowings to fund restaurant construction activities and stock repurchases during 2017 and 2016.

Income Tax Expense. Income tax expense was $90,000 and $66,000 during 2017 and 2016, respectively, related to state income tax expenses for which no state net operating loss carryforwards or other credits exist.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenue. Revenue increased 18.5% to $169.5 million during 2016 from $143.0 million in 2015, primarily due to a 24% increase in the number of operating weeks and same-store sales growth of 0.5% year over year. The increase is primarily due to revenue generated by eight restaurants opened during 2016 and a full year of sales for seven restaurants that opened during 2015.

Cost of Sales. Cost of sales increased $6.5 million, or 16.8% to $45.3 million in 2016 compared to $38.8 million in 2015, with the increase primarily attributable to our new locations opened since the beginning of the fourth quarter of 2015. As a percentage of revenue, cost of sales was 26.7% compared to 27.1% in the prior year, primarily reflecting improved kitchen efficiencies and favorable commodity pricing for poultry, produce and dairy products compared to 2015.

Labor. Labor expense for our restaurants increased to $62.0 million from $50.2 million in 2015, an increase of 23.6%, primarily due to the twelve new restaurants opened since the beginning of the fourth quarter of 2015. Labor expenses as a percentage of revenue increased to 36.6% compared to 35.1% in the prior year, reflecting labor inefficiencies from our newly opened locations, increased wage costs due to certain state or local mandated minimum wage increases and a competitive labor market, and higher benefit costs. We expect labor cost as a percentage of sales to typically trend higher upon opening and gradually improve as our new restaurant management and employees become more efficient in operating their restaurants.

Occupancy. Occupancy expenses increased $3.2 million or 30.6% to $13.8 million year over year, primarily associated with base rent and common area maintenance charges for twelve new locations opened since the beginning of the fourth quarter of 2015. Occupancy expenses as a percentage of revenue were 8.1% in 2016 compared to 7.4% in 2015.

Restaurant Operating Expenses. Restaurant operating expenses increased $4.4 million, or 21.9%, to $24.7 million in 2016, primarily due to the additional operating expenses for twelve new restaurants opened since the beginning of the fourth quarter of 2015. Restaurant operating expenses as a percentage of revenue were 14.6% and 14.2% in 2016 and 2015, respectively. The year over year increase was driven in part by higher repair and maintenance costs, marketing expenses, professional services and training-related travel costs.

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

Preopening Expense. Preopening expense was $4.5 million in 2016 compared to $4.7 million in 2015, including non-cash rent of $1.1 million and $1.2 million, respectively. Preopening expense in 2016 primarily related to eight restaurants opened during the year. Preopening expense in 2015 related to seven restaurant openings and preparations for openings in the first half of 2016.

Depreciation and Amortization. Depreciation and amortization expense increased $4.4 million or 44.7% to $14.4 million year over year, primarily attributable to the incremental depreciation expense for eight restaurants opened during 2016 and a full year of depreciation expense for seven restaurants that opened during 2015 as well as depreciation expense associated with two restaurant remodels. Depreciation and amortization expense as a percentage of revenue was 8.5% and 7.0% of revenue in 2016 and 2015, respectively.

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

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	profitability of our restaurants, especially in new markets;

●	increases and decreases in comparable restaurant sales;

●	labor availability and wages and benefits for hourly and management personnel;

●	timing of new restaurant openings and related expenses;

●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;

●	timing of restaurant remodels and potential lost sales associated with remodel closure;

●	impairment of long-lived assets and any loss on restaurant closures;

●	costs related to any lease terminations, which could be significant, or fluctuations due to renegotiation of leases;

●	fluctuations in commodity and food protein prices;

●	changes in borrowings and interest rates;

●	general economic conditions;

●	weather conditions or natural disasters;

●	timing of certain holidays;

●	changes in government regulations;

●	settlements, damages and legal costs associated with litigation;

●	new or revised regulatory requirements and accounting pronouncements; and

●	changes in consumer preferences and competitive conditions.

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

Liquidity and Capital Resources

During our high growth phase, we required significant capital resources to construct and equip each restaurant. As we are significantly slowing the pace of growth of new restaurant development in 2018, capital resources are required to maintain our existing base of restaurants and to further strengthen the capabilities of our corporate and information technology infrastructures. Similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,
	2017	2016
Cash and short-term investments	$5,100	$3,654
Net working capital (deficit)	(7,559)	(10,545)

	Year Ended December 31,
	2017	2016
Cash provided by operating activities	$5,900	$20,887
Capital expenditures	11,840	41,900

Future Capital Requirements

Our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past two years, we funded development of new restaurants and maintenance capital expenditure primarily from borrowings under our credit facility and cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility and availability under our credit line.

We opened one restaurant at the Scottsdale Quarter in 2017 compared to eight restaurants in 2016 and seven restaurants in 2015. Our current plans are for modest new restaurant growth over the next few years. We are focused on building sales, improving margins and generating cash flow to repay debt. We spent $11.8 million on capital expenditures during the year ended December 31, 2017, primarily associated with the opening of the Scottsdale Quarter restaurant, residual payments for restaurants opened during the second half of 2016, the relocation of our corporate office and maintenance capital expenditures. Additionally, we received $4.1 million in tenant improvement allowances during the year. Net capital expenditures was $7.7 million for the year ended December 31, 2017. We expect to spend significantly less in capital expenditures in 2018, as we have slowed down our growth of new units. Our current plans for unit growth are through the franchising of our brand outside the United States which require significantly less capital investment.

As of December 31, 2017, we had a working capital deficit of $7.6 million and outstanding borrowings under our credit facility of $37.8 million. We believe existing cash and cash equivalents and short-term investments of $5.1 million, cash flow from operations, and the ability to draw additional borrowings under our credit facility, subject to compliance with certain covenants and to the extent such borrowings are permitted under our debt arrangements, will be sufficient to fund working capital requirements over the next 12 months.

During the first quarter of 2017, we repurchased $3.6 million or 395,586 shares of common stock and completed our $5.0 million stock repurchase program.

Any reduction of our cash flow from operations or an inability to draw on our credit facility may cause us to take appropriate measures to generate cash. Our failure to raise capital when needed could impact our financial condition and results of operations and ability to continue as a going concern. Additional equity financing, to the extent available, may result in dilution to current stockholders and additional debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business and remain a going concern.

Debt and Credit Agreements

On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank National Association (“KeyBank”) and Zions First National Bank to (i) increase the combined revolving and term credit facilities (the “credit facility”) from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the credit facility to October 12, 2021. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. On March 29, 2017, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement, which amended certain financial covenants in the Second Amended Credit Agreement.

On July 7, 2017, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (“Amendment No.2”). Amendment No. 2 amended the Second Amended Credit Agreement to, among other things, decrease the total available credit from the revolving credit facility from $45 million to $30 million, which including the $15 million term loan, resulted in an overall reduction of the credit facility from $60 million to $45 million. Additionally, (a) the maturity date was amended from October 12, 2021 to October 12, 2019, provided that if the Company’s pro forma leverage ratio is less than 4.25 to 1.00 at any time prior to the maturity date, the Company may request a one year extension of the maturity date until October 12, 2020; (b) the applicable margins for base rate loans and the applicable margins for LIBOR rate loans were increased by 25 bps to 75 bps depending on the Company’s leverage ratio; and (c) the maximum leverage ratio was increased and the minimum fixed charge coverage ratio was decreased to provide increased flexibility as further described below. The terms of Amendment No. 2 were effective as of June 30, 2017.

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

On October 30, 2017, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 amends the Second Amended Credit Agreement to, among other things, (a) implement a monthly reporting requirement; (b) restrict certain restricted payments as defined in the Second Amended Credit Agreement; and (c) implement a limitation on capital expenditures subject to approval by the Lenders in their sole discretion.

On March 9, 2018, we entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”). Amendment No. 4 amends the Second Amended Credit Agreement to, among other things, reduces the available credit on the Revolver from $30 million to $25 million as of the effective date of Amendment No. 4 and further reduces the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Additionally, (a) the maturity date was amended from October 12, 2019 to January 13, 2020 with no option to extend the maturity; (b) the applicable margins for base rate loans and the applicable margins for LIBOR rate loans were increased by 50 bps to 100 bps depending on the Company’s leverage ratio; and (c) the maximum leverage ratio was increased and the minimum fixed charge coverage ratio was decreased to provide increased flexibility as further described below. The terms of Amendment No. 4 were effective as of March 9, 2018.

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ended March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ended December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ended June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ended March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ended June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ended September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ended December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ended September 30, 2019 and each fiscal quarter thereafter.

The Company was not in compliance with the fixed charge coverage ratio and the leverage ratio at December 31, 2017. A waiver was received on March 9, 2018 for the quarter ended December 31, 2017. The Company believes that it is probable that it will be in compliance at future covenant compliance dates.

At December 31, 2017, we had $37.8 million in outstanding borrowings, consisting of $23.7 million under the Revolver and $14.1 million under the Term Loan. As of December 31, 2017, net availability under the credit facility was $6.25 million, subject to compliance with certain covenants.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the past three years:

	2017	2016	2015
	(In thousands)
Net cash provided by (used in):
Operating activities	$5,900	$20,887	$10,294
Investing activities	(11,715)	(42,033)	(38,215)
Financing activities	7,381	15,567	398
Net increase (decrease) in cash and cash equivalents	$1,566	$(5,579)	$(27,523)

Operating Activities. We generated $5.9 million, $20.9 million and $10.3 million of operating cash flows in 2017, 2016 and 2015, respectively. The year over year change in cash from operating activities is primarily due to lower net income, the amount and timing of receipt of tenant allowance reimbursements and timing of payments for accrued expenses and accounts payable.

Investing activities. Capital expenditures for 2017 were $11.8 million, primarily associated with our Scottsdale Quarter restaurant, which opened in June 2017, residual payments from restaurants opened during the fourth quarter of 2016, the relocation of our corporate office, and maintenance capital expenditures. Capital expenditures for 2016 were $41.9 million, primarily attributed to costs associated with eight new restaurant openings, costs for our Boca Park restaurant remodel, and residual payments from restaurants opened during the fourth quarter of 2015. Capital expenditures in 2015 were $38.1 million, primarily associated with seven new restaurant openings and our Denver restaurant remodel.

Financing Activities. Net cash provided by financing activities for 2017 was $7.4 million and consisted primarily of $11.0 million in net borrowings under the credit facility and $0.3 million of proceeds from stock option exercises and employee stock purchases, partially offset by $3.6 million for the repurchase of common stock under the October 2016 stock repurchase program and $0.3 million for debt issuance costs associated with amendments to our credit facility. Net cash provided by financing activities for 2016 consisted of $26.8 million in net borrowings under the credit facility and $0.7 million in proceeds from stock option exercises and employee stock purchases, partially offset by $11.2 million in cash outflow associated with stock repurchase programs, $0.5 million in fees paid for the amended credit facility and $0.2 million in payment for withholding tax from net settled option exercise. Net cash provided by financing activities during 2015 consisted of $0.6 million of proceeds from stock option exercises partially offsetting a $0.2 million purchase and retirement of our common stock under the November 2015 authorization.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements or obligations, other than operating leases, which are not classified as debt..

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

We recorded long-lived asset impairment charges of $9.3 million and $12.5 million, for the years ended December 31, 2017 and 2016, respectively. Such amounts are included in "Asset impairment charge" in the Consolidated Statements of Comprehensive Loss. See Note 2 in the Notes to the Consolidated Financial Statements for further details on the impairment charges. We continue to monitor the operating performance of each individual restaurant. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

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

We record contingent rent expense based on a percentage of revenue amounts that exceed a specified sales threshold over the periods the liability is incurred. Contingent rent expense is recorded prior to achievement of specified sales levels if achievement of such amounts is considered probable and estimable.

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

The Tax Cuts and Jobs Act (“the Tax Act”) was enacted on December 22, 2017. As of December 31, 2017, we have not finalized our accounting for the tax effects of the enactment of the Tax Act; however, as described in Note 5 in the Notes to the Consolidated Financial Statements, we have made a reasonable estimate of the effects on our existing deferred tax balances and uncertain tax positions. We anticipate that the completion of our 2017 income tax returns, future guidance and additional information and interpretations with the respect to the Tax Act will cause us to further review a need for provisional amounts to be recorded as of December 31, 2017. If necessary, and in accordance with SAB 118, we will record such adjustments in the period that relevant guidance and/or additional information becomes available and our analysis is completed.

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option awards, which requires the use of a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We also estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Consolidated Statements of Comprehensive Loss. We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation allowance on deferred tax assets.

We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Recent Accounting Pronouncements

See Note 1 Recently Issued Accounting Standards to our Consolidated Financial Statements. As described therein, in May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted the new standard effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. We adopted the standard retrospectively with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018. Consequently, we will apply the guidance to the most current period presented in the financial statements issued subsequent to the adoption date. However, had we adopted the standard as of January 1, 2017, our revenue and operating income for 2017 would have been reduced by $0.3 million.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item relating to our directors, executive officers and corporate governance is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the information contained in the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2018 Annual Meeting of Stockholders.

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
3.1

Amended and Restated Certificate of Incorporation of the Registrant. Incorporated by reference to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, as filed with the Commission on August 4, 2015

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

3.4	Second Amended and Restated Bylaws of Kona Grill, Inc., as of March 1, 2018. Incorporated by reference to the Registrant’s Form 8-K filed on March 6, 2018.
4.1	Form of Common Stock Certificate. Incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-125506), as filed on July 21, 2005.
4.2	Rights Agreement dated September 6, 2016 by and between Kona Grill, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference from Form 8-K filed September 7, 2016)
10.12*

Kona Grill, Inc. 2005 Employee Stock Purchase Plan (amended as of August 15, 2005). Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-127593), as filed with the Commission on August 16, 2005.

10.15*

Form of Stock Option Agreement (2005 Stock Award Plan). Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Commission on May 8, 2006.

Exhibit Number	Exhibit
10.16*	Kona Grill, Inc. Amended and Restated 2012 Stock Award Plan, as amended Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Commission on March 6, 2018.
10.30*	Employment Agreement, dated as of March 1, 2018, between the Company and Berke Bakay. Incorporated by reference to the Registrant’s Form 8-K filed on March 6, 2018.
10.33

Form of Stock Option Agreement (2012 Stock Award Plan) Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the Commission on March 15, 2013.

10.34	Amendment No. 1 to Second Amended and Restated Credit Agreement dated as of March 29, 2017 (incorporated by reference to Form 8-K filed April 3, 2017).
10.35	Amendment No. 2 to Second Amended and Restated Credit Agreement dated as of July 7, 2017 (incorporated by reference to Form 8-K filed July 11, 2017).
10.36	Amendment No. 3 to Second Amended and Restated Credit Agreement dated as of October 30, 2017 (incorporated by reference to Form 8-K filed November 3, 2017).
10.37	Amendment No. 4 to Second Amended and Restated Credit Agreement dated as of March 9, 2018 (incorporated by reference to Form 8-K filed March 15, 2018).
10.38	Second Amended and Restated Credit Agreement dated as of October 12, 2016 (incorporated by reference from Form 8-K filed October 18, 2016)
10.39	Amended and Restated Subsidiary Guaranty dated as of October 12, 2016 (incorporated by reference from Form 8-K filed October 18, 2016)
10.40	Amendment No. 1 to Amended and Restated Pledge and Security Agreement dated as of March 9, 2018 (incorporated by reference from Form 8-K filed March 15, 2018)
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following materials from Kona Grill Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc.

/s/ Berke Bakay
Berke Bakay
President and Chief Executive Officer
Date: March 22, 2018

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Berke Bakay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2018
Berke Bakay
/s/ Christi Hing	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2018
Christi Hing

/s/ Richard J. Hauser	Director	March 22, 2018
Richard J. Hauser

/s/ James R. Jundt	Director	March 22, 2018
James R. Jundt

/s/ Marcus E. Jundt	Director	March 22, 2018
Marcus E. Jundt

/s/ Leonard Newman	Director	March 22, 2018
Leonard Newman

/s/ Steven W. Schussler	Director	March 22, 2018
Steven W. Schussler

/s/ Anthony L. Winczewski	Director	March 22, 2018
Anthony L. Winczewski

KONA GRILL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Kona Grill, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kona Grill, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.

Phoenix, Arizona

March 22, 2018

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,042	$3,476
Investments	58	178
Receivables	1,371	1,850
Inventory	1,706	2,176
Prepaid expenses and other current assets	867	1,052
Total current assets	9,044	8,732
Other assets	1,116	1,383
Property and equipment, net	81,639	98,268
Total assets	$91,799	$108,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,890	$4,115
Accrued expenses	12,934	14,450
Current portion of long-term debt	779	712
Total current liabilities	16,603	19,277
Long-term debt	36,921	25,921
Deferred rent and other long-term liabilities	32,612	31,610
Total liabilities	86,136	76,808
Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,225,915 shares issued and 10,109,715 shares outstanding at December 31, 2017 and 10,568,230 shares issued and 10,452,030 shares outstanding at December 31, 2016	102	106
Additional paid-in capital	86,227	88,703
Accumulated deficit	(79,666)	(56,234)
Treasury stock, at cost, 116,200 shares at December 31, 2017 and 2016	(1,000)	(1,000)
Total stockholders’ equity	5,663	31,575
Total liabilities and stockholders’ equity	$91,799	$108,383

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Revenue	$179,081	$169,523	$143,023
Costs and expenses:
Cost of sales	48,673	45,314	38,803
Labor	65,778	62,027	50,187
Occupancy	16,602	13,754	10,528
Restaurant operating expenses	28,929	24,740	20,293
General and administrative	13,453	13,272	12,612
Preopening expense	816	4,533	4,746
Depreciation and amortization	15,183	14,421	9,966
Asset impairment charge	9,341	12,454	—
Lease termination and exit costs	1,392	—	—
Other	—	—	161
Total costs and expenses	200,167	190,515	147,296
Loss from operations	(21,086)	(20,992)	(4,273)
Write off of deferred financing costs	472	—	—
Interest expense, net	1,784	571	180
Loss before income taxes	(23,342)	(21,563)	(4,453)
Income tax expense	90	66	43
Net Loss	$(23,432)	$(21,629)	$(4,496)

Net loss per share (Note 1):
Basic and diluted	$(2.32)	$(2.00)	$(0.40)

Weighted average shares outstanding (Note 1):
Basic and diluted	10,121	10,791	11,264

Comprehensive loss	$(23,432)	$(21,629)	$(4,496)

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity

Balances at December 31, 2014	11,209	113	96,422	(30,109)	(1,000)	65,426
Stock-based compensation	—	—	1,363	—	—	1,363
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	81	1	624	—	—	625
Purchase and retirement of common stock	(18)	—	(227)	—	—	(227)
Net loss and comprehensive loss	—	—	—	(4,496)	—	(4,496)
Balances at December 31, 2015	11,272	114	98,182	(34,605)	(1,000)	62,691
Stock-based compensation	—	—	1,262	—	—	1,262
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options net of share repurchase for minimum tax withholdings	132	1	450	—	—	451
Purchase and retirement of common stock	(952)	(9)	(11,191)	—	—	(11,200)
Net loss and comprehensive loss	—	—	—	(21,629)	—	(21,629)
Balances at December 31, 2016	10,452	106	88,703	(56,234)	(1,000)	31,575
Stock-based compensation	—	—	831	—	—	831
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	53	—	261	—	—	261
Purchase and retirement of common stock	(395)	(4)	(3,568)	—	—	(3,572)
Net loss and comprehensive loss	—	—	—	(23,432)	—	(23,432)
Balances at December 31, 2017	10,110	$102	$86,227	$(79,666)	$(1,000)	$5,663

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(23,432)	$(21,629)	$(4,496)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,155	14,421	9,781
Stock-based compensation	831	1,262	1,363
Loss on disposal of assets	28	—	185
Amortization of deferred financing costs	185	99	81
Write off of deferred financing costs	472	—	—
Asset impairment charge	9,341	12,454	—
Lease termination and exit costs	1,392	—	—
Change in operating assets and liabilities:
Receivables	478	(275)	(1,187)
Inventory	470	(311)	(366)
Prepaid expenses and other current assets	164	(164)	(69)
Accounts payable	4	564	86
Accrued expenses	(701)	4,044	1,290
Deferred rent and other long term liabilities	1,513	10,422	3,626
Net cash provided by operating activities	5,900	20,887	10,294

Investing activities
Purchase of property and equipment	(11,840)	(41,900)	(38,077)
Change in other assets	125	(133)	(138)
Net cash used in investing activities	(11,715)	(42,033)	(38,215)

Financing activities
Borrowings from revolving credit facility	13,500	14,500	—
Repayments on revolving credit facility	(1,750)	(2,500)	—
Borrowings from term loan	—	15,000	—
Repayments on term loan	(750)	(188)	—
Fees paid for credit facility	(308)	(496)	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	261	674	625
Payment for withholding tax from net settled stock option exercise	—	(223)	—
Purchase and retirement of common stock	(3,572)	(11,200)	(227)
Net cash provided by financing activities	7,381	15,567	398

Net increase (decrease) in cash and cash equivalents	1,566	(5,579)	(27,523)
Cash and cash equivalents at the beginning of the year	3,476	9,055	36,578
Cash and cash equivalents at the end of the year	$5,042	$3,476	$9,055

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$1,571	$323	$99
Cash paid for income taxes, net of refunds	$58	$2	$12
Noncash investing activities
Accounts payable and accrued expenses related to property and equipment purchases	$233	$3,258	$7,266

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  The Company and Summary of Significant Accounting Policies

Description of Business

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns and operates upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of December 31, 2017, we owned and operated 46 restaurants in 23 states throughout the United States and Puerto Rico. Our three international franchise partners opened Kona Grill locations in Monterrey, Mexico; Dubai, United Arab Emirates; and Vaughan (Toronto), Canada in 2017. Our chief operating decision maker function is comprised of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $79.7 million, has a net working capital deficit of $7.6 million and outstanding debt of $37.8 million as of December 31, 2017. These conditions together with recent debt covenant violations and subsequent debt covenant waivers and debt amendments, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations, improving liquidity and reducing costs to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which will include slowing new restaurant development, implementing cost-savings initiatives and evaluating potential closure of underperforming restaurants. While the Company believes that its existing cash and cash equivalents as of December 31, 2017, coupled with its anticipated cash flow generated from operations, will be sufficient to meet its anticipated cash requirements, there can be no assurance that the Company will be successful in its plans to increase profitability or to obtain alternative financing on acceptable terms, when required or if at all. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be cash equivalents. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three business days of the sales transaction.

Investments

Investments consist primarily of certificates of deposit that are generally highly liquid in nature. We classify our investments based on the intended holding period.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory

Inventory consists of food and beverage products that are valued at the lower of cost or market using the first-in, first-out method.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk principally consist of cash and cash equivalents, investments and accounts receivable. We maintain our day-to-day operating cash balances in non-interest-bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Although we maintain balances that exceed the federally insured limit, we have not experienced any losses related to our accounts, and we believe credit risk to be minimal.

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

As a result of the process described above, we recorded long-lived asset impairment charges of $9.3 million and $12.5 million, for 2017 and 2016, respectively. Such amounts are included in "Asset impairment charge" in the consolidated statements of comprehensive loss (Note 2).

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

In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets described in Note 2, we measured the fair value of our asset groups that were not deemed recoverable, based on Level 2 and Level 3 inputs consisting of the fair market value or discounted future cash flows associated with the use and eventual disposition of the asset group. The discounted cash flow method is based on Level 3 inputs consisting primarily of our restaurant forecasts and utilizes forward-looking assumptions and projections, as well as factors impacting long-range plans such as pricing, discount rates and commodity prices.

Leases

We lease our restaurant locations under operating lease agreements with initial terms ranging from 10 to 20 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of revenue which exceed the minimum base sales threshold. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, we record the total rent payable over the initial lease term, starting on the date we gain possession of the property (including the construction period), on a straight-line basis. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the term of the lease. As part of the initial lease terms, we negotiate with our landlords to secure these tenant improvement allowances and record such allowances as lease incentive receivables when determined to be collectible. These amounts are included in receivables on the consolidated balance sheets.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Revenue are recorded net of promotions and discounts. Revenues from gift card sales are recognized upon redemption. Prior to redemption, the outstanding balances of all gift cards are included in accrued expenses in the accompanying consolidated balance sheets. We recognize gift card breakage income when the likelihood of the redemption of the gift cards becomes remote. Gift card breakage income is recorded in “Revenue” on the consolidated statements of comprehensive loss and amounted to $0.2 million for the year ended December 31, 2017, We did not record any breakage income related to our gift card liability for the years ended December 31, 2016 and 2015, respectively.

We execute franchise agreements for units operated by third parties. Our franchise agreements typically provide for payment of development and initial franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. Royalties are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. We recognize initial fees received from a franchisee as revenue when we have performed substantially all initial services required by the franchise agreement, which is generally upon the opening of a store. Fees collected in advance are deferred until earned. Upfront fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. Initial franchise and development fees are recorded as deferred revenue and included in “Deferred rent and other long-term liabilities” in our consolidated balance sheets. The deferred amounts are recognized as revenue on a pro rata basis as the franchisee opens each respective restaurant.

Sales Taxes

Revenues are presented net of sales taxes. The sales tax obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for 2017, 2016 and 2015 was $1.7 million, $0.9 million and $0.7 million, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of comprehensive loss. We maintain a customer loyalty club (the Konavore™ program), an email-based marketing program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. The Konavore™ loyalty program offers members a discount coupon upon enrolling in the program and a discount coupon for a member’s birthday. These coupons are recognized upon redemption and recorded in the financial statements as a sales discount. Costs associated with the redemption of a promotion in the form of a coupon for discounted product are recorded in cost of sales as these coupons are typically redeemed with the purchase of additional food and beverage items. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

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

Net Loss Per Share

Basic and diluted loss per common share is computed by dividing loss by the weighted average number of common shares outstanding during the period. For 2017, 2016 and 2015, there were 0.9 million, 0.8 million and 0.6 million stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Numerator:
Net loss	$(23,432)	$(21,629)	$(4,496)
Denominator:
Weighted average shares — basic	10,121	10,791	11,264
Effect of dilutive stock options	—	—	—
Weighted average shares — diluted	10,121	10,791	11,264

Net loss per share:
Basic and diluted	$(2.32)	$(2.00)	$(0.40)

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The pronouncement was issued to clarify the principles for recognizing revenue and is effective for reporting periods beginning after December 15, 2017. We have completed our assessment of the revised standard and impacts on the Company’s consolidated financial statements and disclosures. We have reviewed a sample of contracts that are representative of the current types of revenue generating streams, including our assessment of the impacts, on initial franchise fees and breakage income recognized on our unredeemed gift cards. Additionally, this ASU requires enhanced disclosures, including significant judgments in measurement and recognition.

While we do not anticipate a significant change as a result of adopting the new standard, we have identified the most significant impact associated with the adoption of the new standard relates to accounting for development and franchise fees received in connection with our current and future franchise related activity. We currently believe that the services we provide related to upfront fees we receive from franchisees such as territory or initial fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue on a straight-line basis over the term of each respective franchise agreement. The standard requires the unearned portion of fees received to be presented in our consolidated balance sheets as a contract liability. Additionally, we have evaluated the impact that ASU 2014-09 will have on our recognition of breakage income related to our unredeemed gift cards. Based upon the above review, we have determined the adoption of ASU 2014-09 in fiscal year 2018 will not have a material effect on our consolidated financial statements and related disclosures.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We will adopt the new standard effective January 1, 2018. The guidance may be applied retrospectively for all periods presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. We will adopt the standard retrospectively with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018. Consequently, we will apply the guidance to the most current period presented in the financial statements issued subsequent to the adoption date. However, had we adopted the standard as of January 1, 2017, our revenue and operating loss for the year would have been reduced by approximately $0.3 million.

In addition to the changes presented above, we have historically recognized sales commissions as a component of labor expenses as they are incurred. Under the new standard, certain sales commissions will be capitalized and amortized to general and administrative expense over the expected life of the customer relationship. We do not expect a material change to the amount we recognize as general and administrative expense on an annual basis, nor do we expect to recognize a material cumulative effective adjustment to Accumulated Deficit as of January 1, 2018.

Lastly, we assessed the disclosure requirements under ASU 2014-09, and we anticipate disclosing additional information, as necessary, to comply with the requirements of the new standard.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718) which simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016. The Company has adopted this standard effective January 1, 2017. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. The Company should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the Company has elected to not change its accounting policy and continue to estimate the number of awards that are expected to vest. The adoption of this standard created an additional $2.1 million in deferred tax assets, which was offset by the Company’s full valuation allowance. As such, we determined the adoption of this standard did not have a material impact on our consolidated financial position and results of operations. See Note 5 for further discussion.

In February 2016, ASC Topic 842, Leases, was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The leasing standard is applicable for most entities starting in 2019. Public business entities are required to apply the leasing standard for annual reporting periods (including interim periods therein) beginning after December 15, 2018. The leasing standard is required to be applied to leases in existence as of the date of adoption using a modified retrospective transition approach.The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently performing an assessment of the revised standard, including optional practical expedients, and assessing our existing lease portfolio in order to determine the impact to our accounting systems, processes and internal control over financial reporting. To date, we have reviewed a sample of contracts that are representative of our current lease environment. We expect the adoption of this guidance to have a material impact on our consolidated financial statements; however the effect is not currently estimable.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2.  Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Leasehold improvements	$114,346	$115,902
Equipment	29,596	29,900
Furniture and fixtures	11,798	12,196
	155,740	157,998
Less accumulated depreciation and amortization	(75,429)	(62,921)
	80,311	95,077
Construction in progress	1,328	3,191
Total property and equipment, net	$81,639	$98,268

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the construction and development period. Capitalized costs were $0.6 million and $1.3 million in 2017 and 2016, respectively.

We review the carrying value of our long-lived assets on a restaurant-by-restaurant basis when indicators of potential impairment exist. Such indicators include, but are not limited to, significant underperformance relative to expected, historical or projected future operating results; significant negative industry or economic trends; and significant changes in laws and regulations. Given the continued underperformance of certain restaurants we determined impairment indicators were present as of December 31, 2017. As such, we conducted additional impairment analyses and performed a recoverability test which ultimately concluded the property and equipment of three restaurants were impaired.

During the year ended December 31, 2017 and 2016, we recorded non-cash asset impairment charges of $9.3 million and $12.5 million for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value which was determined using a discounted cash flow model or the market value of each restaurant’s assets. The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 2 and Level 3 inputs as described in Note 1. This impairment charge was recorded to asset impairment charge in the consolidated statement of comprehensive loss.

We have not closed any of these underperforming restaurants at this time, however, we will continue to evaluate each of these restaurants on a case-by-case basis. Additionally, while we believe that our estimates of fair value are appropriate, we will continue to monitor these asset values of each individual restaurant, and should actual values differ materially from our estimates, we may be required to record impairment charges in the future.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Additionally, during 2017, we wrote-off $0.9 million of long-lived assets associated with our decision not to open a restaurant in El Segundo. This asset impairment charge is reflected within “Lease termination and exit costs” in the accompanying consolidated statements of comprehensive loss. See Note 10 for further discussion.

3.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll and benefits	$4,290	$4,549
Gift cards	3,995	4,311
Sales and use taxes	1,275	1,776
Lease termination(1)	1,048	—
Business and income taxes	514	563
Accrued occupancy	249	240
Accrued construction and remodel	209	2,005
Other	1,354	1,006
Total accrued expenses	$12,934	$14,450

(1)	Balance is attributable to lease termination costs associated with the decision not to open a restaurant in El Segundo, California. See Note 10.

4.  Debt and Credit Agreements

On October 12, 2016, we entered into the Second Amended and Restated Credit Agreement (the “Second Amended Credit Agreement”) with KeyBank National Association (“KeyBank”) and Zions First National Bank to (i) increase the combined revolving and term credit facilities (the “credit facility”) from $35 million to $60 million, comprised of a $45 million revolver (“Revolver”) and $15 million term loan (“Term Loan”), and (ii) extend the maturity date of the credit facility to October 12, 2021. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility. On March 29, 2017, we entered into Amendment No. 1 to the Second Amended and Restated Credit Agreement, which amended certain financial covenants in the Second Amended Credit Agreement.

On July 7, 2017, we entered into Amendment No. 2 to the Second Amended and Restated Credit Agreement (“Amendment No.2”). Amendment No. 2 amended the Second Amended Credit Agreement to, among other things, decrease the total available credit from the revolving credit facility from $45 million to $30 million, which including the $15 million term loan, resulted in an overall reduction of the credit facility from $60 million to $45 million. Additionally, (a) the maturity date was amended from October 12, 2021 to October 12, 2019, provided that if the Company’s pro forma leverage ratio is less than 4.25 to 1.00 at any time prior to the maturity date, the Company may request a one year extension of the maturity date until October 12, 2020; (b) the applicable margins for base rate loans and the applicable margins for LIBOR rate loans were increased by 25 bps to 75 bps depending on the Company’s leverage ratio; and (c) the maximum leverage ratio was increased and the minimum fixed charge coverage ratio was decreased to provide increased flexibility as further described below. The terms of Amendment No. 2 were effective as of June 30, 2017.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On October 30, 2017, we entered into Amendment No. 3 to the Second Amended and Restated Credit Agreement (“Amendment No. 3”). Amendment No. 3 amends the Second Amended Credit Agreement to, among other things, (a) implement a monthly reporting requirement; (b) restrict certain restricted payments as defined in the Second Amended Credit Agreement; and (c) implement a limitation on capital expenditures subject to approval by the Lenders in their sole discretion.

On March 9, 2018, we entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”). Amendment No. 4 amends the Second Amended Credit Agreement to, among other things, reduces the available credit on the Revolver from $30 million to $25 million as of the effective date of Amendment No. 4 and further reduces the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Additionally, (a) the maturity date was amended from October 12, 2019 to January 13, 2020 with no option to extend the maturity; (b) the applicable margins for base rate loans and the applicable margins for LIBOR rate loans were increased by 50 bps to 100 bps depending on the Company’s leverage ratio; and (c) the maximum leverage ratio was increased and the minimum fixed charge coverage ratio was decreased to provide increased flexibility as further described below. The terms of Amendment No. 4 were effective as of March 9, 2018.

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ended March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ended December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ended June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ended March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ended June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ended September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ended December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ended September 30, 2019 and each fiscal quarter thereafter.

The Company was not in compliance with the fixed charge coverage ratio and the leverage ratio at December 31, 2017. A waiver was received on March 9, 2018 for the quarter ended December 31, 2017. The Company believes that it is probable that it will be in compliance at future covenant compliance dates.

Debt consists of the following at December 31, 2017 and 2016:

		December 31, 2017			December 31, 2016
	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Oct. 2019	$257	$23,750	$23,750	$12,000
Term Loan	Oct. 2019	113	14,063	14,063	14,813
Total debt		$370	$37,813	37,813	26,813
Debt issuance costs presented with debt (a)				(113)	(180)
Total debt, net				37,700	26,633
Less: current portion				779	712
Long-term debt				$36,921	$25,921

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of December 31, 2017 and 2016. The deferred financing costs related to the Revolver continue to be presented as an asset, and are included in both Prepaid expenses and other current assets and Other assets on the consolidated balance sheets as of December 31, 2017 and 2016. In connection with Amendment No. 2 the Company wrote-off unamortized deferred financing costs associated with both its amended Revolver and Term Loan of approximately $0.4 million and $0.1 million, respectively, for the year ended  December 31, 2017.

(b)	Our Revolver and Term Loan bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The interest rate under Amendment No. 4 is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 2.00% to 5.00% and the base rate margins range from 1.00% to 4.00%. For such times when the leverage ratio is greater than or equal to 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 4.00% and 5.00%, respectively. For such times when the leverage ratio is greater than or equal to 5.5 but less than 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 3.50% and 4.50%, respectively. Payments on the Term Loan are due quarterly and are subject to acceleration upon certain events as defined in the Second Amended Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. For such times when the leverage ratio is greater than 4.25, the commitment fee annual rate will be 0.50%. The commitment fee is payable quarterly in arrears. During 2017, 2016 and 2015, we incurred commitment fees of $0.1 million for each year.

We incurred gross interest expense of $1.9 million, $0.6 million and $0.2 million during the years ended December 31, 2017, 2016 and 2015, respectively; which includes approximately $0.1 million of commitment fees incurred during the years ended December 31, 2017, 2016 and 2015, respectively. Additionally, capitalized interest was $0.1 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. We did not capitalize any interest for the year ended December 31, 2015.

At December 31, 2017, we had $37.8 million in outstanding borrowings, consisting of $23.7 million under the Revolver and $14.1 million under the Term Loan. As of December 31, 2017, net availability under the credit facility was $6.25 million, subject to compliance with certain covenants.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, thus, all borrowings under the credit facility are classified as long-term debt, except for amounts payable in the next 12 months which are classified as current.

As of December 31, 2017, the required principal payments for all borrowings for each of the five years following the balance sheet date are as follows (in thousands):

2018	$844
2019	36,969
2020	—
2021	—
2022	—
Thereafter	—
Total	$37,813

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As previously mentioned above, upon execution of Amendment No. 4, the maturity date of our credit facility was extended to January 13, 2020, and among other things, includes required payments on our Revolver borrowings during 2018. As such, subsequent to the execution of Amendment No. 4, the required principal payments for all borrowings for each of the five years following the balance sheet date are as follows:

2018	$4,594
2019	844
2020	32,375
2021	—
2022	—
Thereafter	—
Total	$37,813

5.  Income Taxes

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State	90	66	43
Total current	90	66	43

Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—

Total	$90	$66	$43

Income tax expense differed from amounts computed by applying the federal statutory rate to loss from operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income tax expense at federal statutory rate of 34%	$(7,936)	$(7,331)	$(1,514)
State income taxes, net of federal benefit	(1,109)	(1,382)	46
Nondeductible expenses	702	701	583
Business tax credit	(1,754)	(1,692)	(1,503)
Federal rate change	8,042	—	—
Other	639	108	(273)
Change in valuation allowance	1,506	9,662	2,704
Total	$90	$66	$43

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Net operating loss carryforward	$11,944	$10,694
Deferred rent	8,092	11,570
Business tax credits	14,422	12,558
Organizational and preopening costs	340	558
Stock-based compensation	774	1,033
Accrued expenses	98	157
Property and equipment	(2,452)	(7,338)
Other	660	984
Net deferred tax assets	33,878	30,216
Valuation allowance	(33,878)	(30,216)
Total	$—	$—

The Tax Cuts and Jobs Act (“the Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%, effective January 1, 2018, limits deductions for, among other things, interest expense, executive compensation and meals and entertainment while enhancing deductions for equipment and other fixed assets. The Tax Act provisions regarding foreign reporting do not apply to Kona at this time.

The SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act’s enactment date for companies to complete its accounting under ASC 740. In accordance with SAB 118, to the extent a company has not completed its analysis of the Tax Act but can provide a reasonable estimate, it must record a provisional estimate in its financial statements.

As of December 31, 2017, we have not finalized our accounting for the tax effects of the enactment of the Tax Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and uncertain tax positions.

We remeasured our deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the provisional measurement of these balances. We also anticipate that the completion of our 2017 income tax returns by the third quarter of 2018 could also impact any provisional amounts recorded. Based on our current estimates, we do not anticipate any net change to our deferred tax balances as we anticipate a full valuation allowance will remain in place.  Due to the continued full valuation allowance no provisional amounts are recorded at December 31, 2017.

We have no reserves for uncertain tax positions and no adjustment or provisional amounts to record at December 31, 2017.

We anticipate that the completion of our 2017 income tax returns, future guidance and additional information and interpretations with the respect to the Tax Act will cause us to further review a need for provisional amounts to be recorded as of December 31, 2017. If necessary, and in accordance with SAB 118, we will record such adjustments in the period that relevant guidance and/or additional information becomes available and our analysis is completed but don’t expect it to have a material impact on our income taxes.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance increased $3.7 million and $9.7 million at December 31, 2017 and 2016. At December 31, 2017, we had $41.1 million in federal net operating loss carryforwards, $64.2 million in state net operating loss carryforwards and $15.1 million in federal business tax credit carryforwards, the majority of which is comprised of FICA tip credit carryforwards. These credits and certain state net operating loss carryforwards are also subject to annual limitations due to ownership change rules under the Internal Revenue Code.

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

As of December 31, 2017, there were no accrued interest or penalties recorded in the consolidated financial statements. We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2013.

6.  Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2017 or 2016.

Common Stock

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

We grant stock options under our 2012 Stock Award Plan (the “2012 Plan”). The total shares of common stock reserved for issuance were 3.7 million, of which 1.3 million shares were available for grant as of December 31, 2017.

We account for stock-based compensation using the fair value recognition provisions. Compensation expense is recognized ratably over the vesting term of the option and is included in general and administrative expenses. The following table presents information related to stock-based compensation (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation	$831	$1,262	$1,363

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

	2017	2016	2015
Expected volatility	54.1%	45.2%	40.7%
Risk-free interest rate	1.7%	0.9%	0.9%
Dividend yield	0.0%	0.0%	0.0%
Expected life (in years)	3.5	3.2	3.0
Weighted average fair value per option granted	$2.58	$4.57	$6.67

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activities under our stock award plans during 2017, 2016 and 2015 were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2014	740,250	$10.66
Granted	380,268	23.28
Forfeited	(81,213)	19.73
Exercised	(77,837)	7.40
Outstanding options at December 31, 2015	961,468	15.15
Granted	251,532	14.26
Forfeited	(111,094)	11.49
Exercised	(127,706)	6.73
Outstanding options at December 31, 2016	974,200	16.44
Granted	294,178	6.62
Forfeited	(215,507)	15.96
Exercised	(40,000)	5.41
Outstanding options at December 31, 2017	1,012,871	$14.12	2.5	$—

Exercisable at December 31, 2017	605,728	$15.67	1.9	$—

The intrinsic value of options exercised during 2017, 2016 and 2015 was $0.1 million, $0.8 million and $1.2 million, respectively. The total fair value of shares vested during 2017, 2016 and 2015 was $1.1 million, $1.1 million and $1.0 million, respectively. As of December 31, 2017, there was approximately $1.1 million of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 2.1 years.

Information regarding options outstanding and exercisable at December 31, 2017 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$2.15	-	$8.71	374,725	3.1	$7.11	168,250	$8.52
$11.82	-	$18.85	401,150	2.2	$15.14	272,114	$15.34
	$23.49		236,996	2.1	$23.49	165,364	$23.49
			1,012,871	2.5	$14.12	605,728	$15.67

8.  Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their pre-tax or post-tax compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2017, 2016 and 2015 were $0.3 million for each year.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

Our 2005 Employee Stock Purchase Plan (ESPP) reserves 425,000 shares of common stock for issuance. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. During 2017, 2016 and 2015, the purchase price per share at which shares of common stock were sold in under the ESPP was equal to 85%, 95% and 95%, respectively, of the fair market value of common stock on the last day of the applicable offering period. During 2017, 2016 and 2015, 13,271 shares, 4,333 shares and 2,743 shares, respectively, were purchased under the ESPP.

9.  Commitments and Contingencies

Leases

We lease our restaurant locations under operating leases having terms expiring from 2018 to 2029. The leases typically include renewal clauses of five years exercisable at our option and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the lease term. These leases typically require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement. The leases also typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs. We also lease office space and certain equipment under operating lease agreements.

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Minimum base rent	$14,898	$12,203	$9,618
Contingent rent	137	222	269
Total rent	$15,035	$12,425	$9,887

As of December 31, 2017, future minimum lease payments under operating leases, including all signed leases for restaurants to be opened and excluding unexercised renewal options periods, were as follows (in thousands):

2018	$15,734
2019	15,844
2020	15,325
2021	14,945
2022	13,768
Thereafter	42,008
Total minimum lease payments	$117,624

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On December 13, 2012, Frank Neal Goss filed a lawsuit against Kona Grill Macadamia, Inc., a wholly-owned subsidiary of the Company (“Macadamia”) and Anthony DeAngelo in the Circuit Court of Jackson County, Kansas City, Missouri. The claim revolves around a fight that Goss and DeAngelo allegedly had outside of the Company’s Kansas City restaurant on March 1, 2011, which is claimed to have resulted in physical injury to the plaintiff. The plaintiff also claims that Macadamia failed to take certain actions that allegedly would have prevented the fight. A default judgment of approximately $3.5 million was entered on December 18, 2013 against Macadamia, but was subsequently set aside by order of the Circuit Court on April 7, 2014. On August 17, 2015, we filed a Motion for Summary Judgment requesting judgment in our favor on all claims asserted against us by the plaintiff. On August 18, 2015, the plaintiff filed for a voluntary dismissal of the claim without prejudice; however, on April 22, 2016, the plaintiff re-filed the claim in the Circuit Court. A trial date was scheduled for June 12, 2017. The plaintiff filed for a motion of continuance on June 2, 2017 and the motion was granted. In January 2018, a confidential general release was signed by the plaintiff. On January 29, 2018, the Circuit Court dismissed the case with prejudice.

On November 29, 2017, Continental Atrium Corporation filed a complaint for damages in the Superior Court for the State of California for the County of Los Angeles alleging, among other things, that the Company breached its written contract relating to the Company’s decision in April 2017 to not move forward with the construction of a restaurant in El Segundo as discussed in Note 10 below (the “Complaint”). The Complaint alleges that beginning no later than August 15, 2017, the Company has failed to pay rent and other amounts owed to the plaintiff. A case management conference is scheduled for April 30, 2018. As of December 31, 2017, we had $1.0 million in lease termination and exit costs recorded in accrued expenses in the accompanying consolidated balance sheets associated with this matter.

10. Lease Termination and Exit Costs

As a result of our continued focus on improving sales and margins at our existing restaurants, in addition to slowing growth to provide us with capital allocation flexibility, we made the decision in the second quarter of 2017 to not open a restaurant in El Segundo, California and stopped construction on this restaurant. We recognized $1.4 million associated with the estimated costs to terminate the lease, asset impairment charges, write-off of deferred rent liability, and other costs associated with this location during the year ended December 31, 2017.

Lease termination and exit costs attributable to the El Segundo restaurant are reflected within “Lease termination and exit costs” in the accompanying consolidated statements of comprehensive loss. Such costs consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Lease termination costs	$1,048	$—	$—
Write-off of deferred rent liability	(510)	—	—
Asset impairment charge	854	—	—
Total lease termination and exit costs	$1,392	$—	$—

The lease termination and exit cost accrual is included in accrued expenses on the consolidated balance sheets. Activities associated with the lease termination and exit cost accrual are summarized below (in thousands):

Lease Exit Costs
Lease termination and exit costs accrued at December 31, 2016	$—
Lease termination and exit-related costs	1,048
Cash payments	—
Lease termination and exits costs accrued at December 31, 2017	$1,048

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

11. Selected Quarterly Financial Data (Unaudited)

Summarized quarterly unaudited financial data for 2017 and 2016 is as follows (in thousands, except per share data):

	2017
	March 31	June 30	September 30	December 31
Revenue	$45,225	$46,977	$44,390	$42,489
Loss from operations (2)	(3,042)	(3,422)	(2,802)	(11,820)
Net loss (2)	(3,373)	(4,327)	(3,323)	(12,409)
Basic and diluted net loss per share (1) (2)	$(0.33)	$(0.43)	$(0.33)	$(1.23)

	2016
	March 31	June 30	September 30	December 31
Revenue	$39,277	$43,296	$43,358	$43,592
Loss from operations	(1,578)	(738)	(2,411)	(16,265)
Net loss	(1,656)	(835)	(2,555)	(16,583)
Basic and diluted net loss per share (1)	$(0.15)	$(0.08)	$(0.24)	$(1.58)

(1)	The per share calculations for each quarter are based on the weighted average basic and diluted shares outstanding for that quarter and may not total to the full year amount.
(2)	During the quarters ended December 31, 2017 and 2016 we recorded an asset impairment charge of $9.3 million and $12.5 million, respectively.