Form 10-Q
period 2018-03-31
KONA GRILL INC
filed 2018-05-10
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Yes ☐      No ☒

As of May 10, 2018, there were 13,257,011 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,716	$5,042
Short-term investments	58	58
Receivables	1,246	1,371
Inventory	1,708	1,706
Prepaid expenses and other current assets	529	867
Total current assets	7,257	9,044
Other assets	1,212	1,116
Property and equipment, net	78,542	81,639
Total assets	$87,011	$91,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,354	$2,890
Accrued expenses	11,564	12,934
Current portion of long-term debt	4,584	779
Total current liabilities	18,502	16,603
Long-term debt	32,860	36,921
Deferred rent and other long-term liabilities	32,482	32,612
Total liabilities	83,844	86,136

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 10,228,953 shares issued and 10,112,753 shares outstanding at March 31, 2018; 10,225,915 shares issued and 10,109,715 shares outstanding at December 31, 2017	102	102
Additional paid-in capital	86,441	86,227
Accumulated deficit	(82,376)	(79,666)
Treasury stock, at cost, 116,200 shares at March 31, 2018 and December 31, 2017	(1,000)	(1,000)
Total stockholders’ equity	3,167	5,663
Total liabilities and stockholders’ equity	$87,011	$91,799

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017

Revenue	$42,017	$45,225
Costs and expenses:
Cost of sales	10,808	12,553
Labor	15,399	16,725
Occupancy	4,228	4,080
Restaurant operating expenses	6,597	7,283
General and administrative	3,470	3,632
Preopening expenses	—	336
Depreciation and amortization	3,362	3,658
Total costs and expenses	43,864	48,267
Loss from operations	(1,847)	(3,042)
Write-off of deferred financing costs	37	—
Interest expense, net	604	306
Loss before income taxes	(2,488)	(3,348)
Income tax benefit (expense)	28	(25)
Net Loss	$(2,460)	$(3,373)

Net loss per share:
Basic and diluted	$(0.24)	$(0.33)

Weighted average shares used in computation:
Basic and diluted	10,110	10,177

Comprehensive loss	$(2,460)	$(3,373)

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(2,460)	$(3,373)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,362	3,658
Stock-based compensation	209	303
Amortization of deferred financing costs and other	54	38
Write-off of deferred financing costs	37	—
Change in operating assets and liabilities:
Receivables	126	873
Inventory	(1)	92
Prepaid expenses and other current assets	371	458
Accounts payable	(529)	28
Accrued expenses	(1,266)	(1,941)
Deferred rent and other long term liabilities	(445)	416
Net cash (used in) provided by operating activities	(542)	552

Investing activities
Purchase of property and equipment	(377)	(4,377)
Change in other assets	(2)	6
Net cash used in investing activities	(379)	(4,371)

Financing activities
Borrowings from revolving credit facility	—	8,000
Repayments on revolving credit facility	—	(1,750)
Repayments on term loan	(188)	(188)
Fees paid for credit facility	(223)	(151)
Purchase and retirement of common stock	—	(3,572)
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	6	230
Net cash (used in) provided by financing activities	(405)	2,569

Net change in cash and cash equivalents	(1,326)	(1,250)
Cash and cash equivalents at the beginning of the period	5,042	3,476
Cash and cash equivalents at the end of the period	$3,716	$2,226

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$542	$335
Cash paid for income taxes, net of refunds	$—	$—

Noncash investing activities
Accounts payable and accruals related to property and equipment	$121	$2,128

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns, operates and franchises upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of March 31, 2018, we owned and operated 46 restaurants in 23 states throughout the United States and Puerto Rico. Our three international franchise partners opened Kona Grill locations in Monterrey, Mexico; Dubai, United Arab Emirates; and Vaughan (Toronto), Canada in 2017. Our chief operating decision maker function is comprised of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements are issued.

Ability to Continue as a Going Concern

The Company has incurred losses resulting in an accumulated deficit of $82.4 million and outstanding debt of $37.6 million as of March 31, 2018. These conditions together with recent debt covenant violations and subsequent debt covenant waivers and debt amendments, previously raised substantial doubt about the Company’s ability to continue as a going concern. However, the Company has implemented various cost savings initiatives that have shown an increase in restaurant operating profit of $0.4 million or 8.7% while Adjusted EBITDA improved $0.9 million or 145.9% compared to the first quarter of 2017. Additionally, the Company believes that its existing cash and cash equivalents as of March 31, 2018, coupled with its anticipated cash flow generated from operations and proceeds from its recent private placement in May 2018, will be sufficient to meet its anticipated cash requirements for at least the next 12 months from the date of issuance of these financial statements. There can be no assurance that the Company will be successful in its plans to increase profitability or to obtain alternative financing on acceptable terms, when required or if at all. These condensed consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Recently Adopted Accounting Standards

Revenue Recognition

Effective January 1, 2018 we retrospectively adopted Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, new qualitative and quantitative disclosure requirements enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We have concluded there is not a material change as a result of adopting the new standard. We have identified the most significant impact associated with the adoption of the new standard relates to accounting for the upfront development and franchise fees received in connection with our current and future franchise related activity. We believe that the services we provide related to upfront fees we receive from franchisees such as territory or franchise fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue on a straight-line basis over the term of each respective franchise agreement upon store opening. The standard requires the unearned portion of fees received to be presented in our consolidated balance sheets as a contract liability. Additionally, we evaluated the impact that ASU 2014-09 has on recognition of breakage income related to our unredeemed gift cards. Based upon the above review, we have determined the adoption of ASU 2014-09 does not have a material effect on our consolidated financial statements and related disclosures as the unused balances of gift cards are subject to the escheat or unclaimed property law and therefore we will continue to record breakage income upon escheatment under the new standard.

We adopted the new standard to all contracts at the date of initial application, effective January 1, 2018, retrospectively with the cumulative effect of approximately $0.3 million as a change to accumulated deficit as a result of initially applying the amended guidance. We have applied the guidance to the most current period presented in the financial statements issued subsequent to the adoption date. However, had we adopted the standard as of January 1, 2017, our revenue and operating loss for the three months ended March 31, 2017 would not be affected as our first franchise location did not open until the third quarter of 2017. Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to accumulated deficit. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in deferred rent and other long-term liabilities on the condensed consolidated balance sheet as of March 31, 2018.

In addition to the changes presented above, we have historically recognized sales commissions as a component of general and administrative expense as they are incurred. Under the new standard, certain sales commissions will be capitalized and amortized to general and administrative expense over the expected life of the customer relationship. We recognized less than a $0.1 million cumulative effect adjustment to accumulated deficit with an increase to other assets as of January 1, 2018.

Recently Issued Accounting Standards

Leases

In February 2016, ASC Topic 842, Leases, was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The leasing standard is applicable for us starting in 2019. We are required to apply the leasing standard for annual reporting periods (including interim periods therein) beginning after December 15, 2018. The leasing standard is required to be applied to leases in existence as of the date of adoption using a modified retrospective transition approach.The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases, leveraged leases, and amounts previously recognized in accordance with the business combinations guidance for leases. We are currently performing an assessment of the revised standard, including optional practical expedients, and assessing our existing lease portfolio in order to determine the impact to our accounting systems, processes and internal control over financial reporting. To date, we have reviewed a sample of contracts that are representative of our current lease environment. We expect the adoption of this guidance to have a material impact on our consolidated financial statements; however, the effect is not currently estimable.

Income Taxes

In February 2018 the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Tax Act). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Tax Act’s change in its US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Tax Act but do not directly relate to the change in the federal rate. For all entities, the guidance is effective for fiscal years beginning after 15 December 2018. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Tax Act is recognized or to apply the amendments in the period of adoption. We are currently evaluating the impact of the standard and note that we have not finalized our accounting for the tax effects of the enactment of the Tax Act; however, as described in the Income Tax footnote below, we have made a reasonable estimate of the effects on our existing deferred tax balances and uncertain tax positions. See Note 7.

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

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended March 31,
	2018	2017
(In thousands, except per share data)
Numerator:
Net loss	$(2,460)	$(3,373)
Denominator:
Weighted average shares — Basic	10,110	10,177
Effect of dilutive stock options	—	—
Weighted average shares — Diluted	10,110	10,177
Net loss per share:
Basic and diluted	$(0.24)	$(0.33)

For the three months ended March 31, 2018 and 2017, there were 0.9 million and 1.1 million stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Leasehold improvements	$114,478	$114,346
Equipment	29,706	29,596
Furniture and fixtures	11,899	11,798
	156,083	155,740
Less accumulated depreciation and amortization	(78,723)	(75,429)
	77,360	80,311
Construction in progress	1,182	1,328
Total property and equipment, net	$78,542	$81,639

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. We did not capitalize any direct internal payroll and travel costs for the three months ended March 31, 2018. Capitalized costs were $0.3 million for the three months ended March 31, 2017.

During the quarter ended December 31, 2017, we recorded non-cash asset impairment charges of $9.3 million for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value which was determined using a discounted cash flow model or the market value of each restaurant’s assets. While we believe that our estimates of fair value are appropriate, we will continue to monitor the asset values of each individual restaurant.  Additionally, should actual values differ materially from our estimates, we may be required to record impairment charges in the future.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
Accrued payroll and benefits	$4,119	$4,290
Gift cards	3,054	3,995
Sales and use taxes	1,288	1,275
Lease termination (Note 11)	1,048	1,048
Business and income taxes	431	514
Accrued occupancy	306	249
Accrued construction and remodel	112	209
Other	1,206	1,354
Total accrued expenses	$11,564	$12,934

6.	Debt and Credit Agreements

On March 9, 2018, we entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”) with KeyBank National Association (“KeyBank”) and Zions First National Bank (“Zions”). Amendment No. 4 amends the Second Amended and Restated Credit Agreement to, among other things, reduce the available credit on the revolver (“Revolver”) from $30 million to $25 million, which including the $15 million term loan (“Term Loan”), resulted in an overall reduction of the credit facility from $45 million to $40 million as of the effective date of Amendment No. 4 and further reduces the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Additionally, (a) the maturity date was amended from October 12, 2019 to January 13, 2020 with no option to extend the maturity; (b) the applicable margins for base rate loans and the applicable margins for LIBOR rate loans were increased by 50 bps to 100 bps depending on the Company’s leverage ratio; and (c) the maximum leverage ratio was increased and the minimum fixed charge coverage ratio was decreased to provide increased flexibility as further described below. The credit facility is secured by our personal property and assets. Certain of our wholly owned subsidiaries have also guaranteed the credit facility.

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ending March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ending December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ending June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ending March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ending June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ending September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter. The Company was in compliance with the fixed charge coverage ratio and the leverage ratio at March 31, 2018.

Debt consists of the following at March 31, 2018 and December 31, 2017:

		March 31, 2018			December 31, 2017
	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Jan. 2020	$316	$23,750	$23,750	$23,750
Term Loan	Jan. 2020	181	13,875	13,875	14,063
Total debt		$497	$37,625	37,625	37,813
Debt issuance costs presented with debt (a)				(181)	(113)
Total debt, net				37,444	37,700
Less: current portion				4,584	779
Long-term debt				$32,860	$36,921

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of March 31, 2018 and December 31, 2017. The deferred financing costs related to the Revolver continue to be presented as an asset, and are included in both Prepaid expenses and other current assets and Other assets on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017.

(b)	Our Revolver and Term Loan bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

The interest rate under Amendment No. 4 is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 2.0% to 5.0% and the base rate margins range from 1.0% to 4.0%. For such times when the leverage ratio is greater than or equal to 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 4.0% and 5.0%, respectively. For such times when the leverage ratio is greater than or equal to 5.5 but less than 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 3.5% and 4.5%, respectively. Payments on the Term Loan are due quarterly and are subject to acceleration upon certain events as defined in the Second Amended and Restated Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity.

As previously mentioned, per Amendment No. 4 our available credit under the Revolver reduces to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Therefore, we are required to make payments of $1.25 million by June 30, 2018 and an additional payment of $2.5 million by December 31, 2018. Prepayment is permitted at any time without penalty, subject to certain restrictions on the order of repayment or prepayment. We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. For such times when the leverage ratio is greater than 4.25, the commitment fee annual rate will be 0.50%. The commitment fee is payable quarterly in arrears. We incurred commitment fees of $6,000 and $24,000 for the three months ended March 31, 2018 and 2017 respectively.

At March 31, 2018, we had $37.6 million in outstanding borrowings and $1.25 million available under the credit facility, subject to compliance with certain covenants. We incurred gross interest expense of $0.6 million and $0.3 million during the three months ended March 31, 2018 and 2017, respectively.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, thus, all borrowings under the credit facility are classified as long-term debt, except for amounts payable in the next 12 months which are classified as current.

7.	Income Taxes

We recorded a net income tax benefit of $28,000 during the three months ended March 31, 2018 which consists of a revised estimate of state income tax expense. We recorded income tax expense of $25,000 during the three months ended March 31, 2017, which consists of state income tax expenses for which no net operating losses or other credits exist.

The Tax Cuts and Jobs Act (“the Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%, effective January 1, 2018, limits deductions for, among other things, interest expense, executive compensation and meals and entertainment while enhancing deductions for equipment and other fixed assets. The Tax Act provisions regarding foreign reporting do not apply to Kona.

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

As of March 31, 2018, we have not finalized our accounting for the tax effects of the enactment of the Tax Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and uncertain tax positions.

We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the provisional measurement of these balances. We also anticipate that the completion of our 2017 income tax returns by October 2018 could also impact any provisional amounts recorded. Based on our current estimates, we do not anticipate any net change to our deferred tax balances as we anticipate a full valuation allowance will remain in place. Due to the continued full valuation allowance no provisional amounts are recorded at March 31, 2018.

8.	Stock-Based Compensation

The fair value of stock options granted during the three months ended March 31, 2018 and 2017 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2018	2017
Expected volatility	65.7%	50.8%
Risk-free interest rate	2.4%	1.6%
Expected option life (in years)	3.5	3.5
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$0.77	$3.11

The following table summarizes our stock option activity for the three months ended March 31, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2017	1,012,871	$14.12
Granted	193,180	1.60
Forfeited	(161,751)	11.91
Exercised	—	—
Outstanding options at March 31, 2018	1,044,300	$12.15	3.0	$58,000
Exercisable at March 31, 2018	595,138	$16.53	2.2	$—

We recognized stock-based compensation expense of $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $1.0 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.1 years.

The total shares of common stock reserved for issuance totaled 3.7 million, of which 1.3 million shares were available for grant as of March 31, 2018, subject to stockholder approval.

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

On November 29, 2017, Continental Atrium Corporation filed a complaint for damages in the Superior Court for the State of California for the County of Los Angeles alleging, among other things, that the Company breached its written contract relating to the Company’s decision in April 2017 to not move forward with the construction of a restaurant in El Segundo as discussed in Note 11 below (the “Complaint”). The Complaint alleges that beginning no later than August 15, 2017, the Company has failed to pay rent and other amounts owed to the plaintiff. As of March 31, 2018, we had approximately $1.0 million in lease termination and exit costs recorded in accrued expenses in the accompanying condensed consolidated balance sheets associated with this matter.

11.	Lease Termination and Exit Costs

As a result of our continued focus on improving sales and margins at our existing restaurants, in addition to slowing growth to provide us with capital allocation flexibility, we made a decision in the second quarter of 2017 to not open a restaurant and stopped construction on this restaurant. We previously recognized charges associated with the estimated costs to terminate the lease, asset impairment charges, write-off of deferred rent liability, and other costs associated with this location during the three months ended June 30, 2017. The lease termination and exit cost accrual of approximately $1.0 million is included in accrued expenses on the condensed consolidated balance sheets.

12.	Subsequent Event

As of May 4, 2018, the Company issued to a single investor (the “Investor”) 2,651,261 shares of the Company’s Common Stock at a purchase price equal to the closing bid price of the Company’s common stock on the date of the securities purchase agreement plus a five percent (5%) premium (the “Premium Purchase Price”). Following the private placement, the Investor beneficially owns approximately 19.99% of the Company’s common stock

Additionally, Berke Bakay, the Company’s President and Chief Executive Officer, acquired 492,997 shares of the Company’s common stock in the private placement at the Premium Purchase Price such that Mr. Bakay retains his current beneficial ownership of 15.7% following the private placement.

Total proceeds from the private placement were $5.6 million and will be used for debt repayments and general corporate purposes.

As a condition of the private placement, a designee of the Investor has been appointed to the Company’s Board of Directors and the Company has agreed to continue to nominate such Investor designee so long as the Investor beneficially owns a minimum of 10% of the Company’s common stock.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Item 1 of Part I of this Form 10-Q and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2017 contained in our 2017 Annual Report on Form 10-K.

Certain information included in this discussion contains forward-looking statements that involve known and unknown risks and uncertainties, such as statements relating to our future economic performance, plans and objectives for future operations, expectations, intentions and other financial items that are based on our beliefs as well as assumptions made by and information currently available to us. Factors that could cause actual events or results to differ materially from those indicated by these forward-looking statements may include the matters under Item 1A, “Risk Factors” in this report, our Annual Report on Form 10-K for the year ended December 31, 2017 and other reports filed from time to time with the SEC.

Overview

We currently own and operate 46 restaurants located in 23 states and Puerto Rico. Over the past four years, we have grown organically through opening new restaurants and doubled the number of domestic restaurants during this time from 23 to 46. Our unit growth rate was 22% in 2016, with eight openings during the year and we had 23% unit growth in 2015 with seven restaurant openings. We opened one restaurant in 2017. We believe that a modest growth rate over the next few years, primarily through franchising, will allow us to focus our time and attention on restaurant operations and improving financial performance. To assist with these efforts, we hired Jim Kuhn as our Chief Operating Officer, in December 2017. During the first quarter of 2018, restaurant operating profit improved $0.4 million or 8.7% while Adjusted EBITDA improved $0.9 million or 145.9% compared to the first quarter of 2017.

We continue to execute our strategy for international market expansion through franchised restaurants. As there is increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in Canada, Latin America, the Middle East and beyond. In 2016, we signed agreements for the development of six Kona Grill restaurants in Mexico and six Kona Grill restaurants in the United Arab Emirates. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Vaughan, Canada. The agreement allows our franchisee the right to develop additional restaurants in the Toronto market for a specified period of time following the opening of the first restaurant. Each of our three international franchise partners opened a Kona Grill restaurant in their respective countries in the second half of 2017.

Additionally, we have filed franchise registration statements in the U.S. in certain states where required to expand the Kona Grill brand domestically through franchising. Similar to many other restaurant companies, we intend to utilize a dual strategy of both company-owned and franchised restaurants, which allows for the expansion of the brand in more markets throughout the U.S. Under the franchise model, we will provide training and operational support to our partners without committing or putting at risk capital for restaurant construction.

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

Restaurant Operating Profit. Restaurant operating profit is defined as revenue minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, or preopening expenses. We believe restaurant operating profit is an important component of financial results because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance prior to application of corporate overhead. We use restaurant operating profit as a percentage of revenue as a key metric to evaluate our restaurants’ financial performance compared with our competitors. This measure provides useful information regarding our financial condition and results of operations and allows investors to assess future financial results driven by growth and to compare restaurant level profitability.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Revenue percentage change	(7.1)%	15.1%
Same-store sales percentage change	(8.3)%	(4.3)%
Average unit volume (in thousands)	$927	$1,058
Sales per square foot (in thousands)	$128	$147
Restaurant operating profit (in thousands)	$4,985	$4,584
Restaurant operating profit as a percentage of sales	11.9%	10.1%
EBITDA (in thousands)	$1,478	$616
EBITDA as a percentage of sales	3.5%	1.4%
Adjusted EBITDA (in thousands)	$1,515	$616
Adjusted EBITDA as a percentage of sales	3.6%	1.4%

The table below sets forth a reconciliation of Net Loss to EBITDA, Adjusted EBITDA and restaurant operating profit to the most comparable U.S. GAAP measure.

	Three Months Ended March 31,
	2018	2017
(In thousands)
Net loss	$(2,460)	$(3,373)
Income tax (benefit) expense	(28)	25
Interest expense, net	604	306
Depreciation and amortization	3,362	3,658
EBITDA	1,478	616
Write-off of deferred financing costs	37	—
Adjusted EBITDA	1,515	616
General and administrative	3,470	3,632
Preopening expense	—	336
Restaurant operating profit	$4,985	$4,584

	Percentage of Revenue
	Three Months Ended March 31,
	2018	2017
Net loss	(5.9)%	(7.5)%
Income tax (benefit) expense	(0.1)	0.1
Interest expense, net	1.4	0.7
Depreciation and amortization	8.0	8.1
EBITDA	3.5%	1.4%
Write-off of deferred financing costs	0.1	0.0
Adjusted EBITDA	3.6%	1.4%
General and administrative	8.3	8.0
Preopening expense	0.0	0.7
Restaurant operating profit	11.9%	10.1%

 Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our financial statements:

	Three Months Ended March 31,
	2018	2017
Revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	25.7	27.8
Labor	36.6	37.0
Occupancy	10.1	9.0
Restaurant operating expenses	15.7	16.1
General and administrative	8.3	8.0
Preopening expenses	0.0	0.7
Depreciation and amortization	8.0	8.1
Total costs and expenses	104.4	106.7
Loss from operations	(4.4)	(6.7)
Write-off of deferred financing costs	0.1	0.0
Interest expense, net	1.4	0.7
Loss before income taxes	(5.9)	(7.4)
Income tax benefit (expense)	0.1	(0.1)
Net loss	(5.9)%	(7.5)%

Certain amounts may not sum due to rounding.

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Revenue. Revenue decreased $3.2 million, or 7.1%, to $42.0 million during the first quarter of 2018 from $45.2 million in the first quarter of 2017. Our same-store sales decreased 8.3% year over year, driven primarily by a decrease in customer traffic compared to the prior year period. The 8.3% decline in same-store sales in the first quarter of 2018 compares to a 4.3% decline in same-store sales in the first quarter of 2017.

Cost of Sales. Cost of sales decreased $1.7 million, or 13.9% to $10.8 million in the first quarter of 2018 compared to $12.6 million in the same prior year period, with the decrease primarily attributable to an overall lower sales volume, favorable commodities environment and operational improvements. As a percentage of revenue, cost of sales improved to 25.7% for the first quarter of 2018 compared to 27.8% in the prior year quarter, primarily reflecting our streamlined menu that was rolled-out in the second half of 2017 as well as changes implemented during the first quarter of 2018 to streamline cooking procedures and simplify recipes to provide for more consistent execution.

Labor. Labor costs decreased $1.3 million, or 7.9%, to $15.4 million year over year compared to $16.7 million during the prior year same quarter. Labor expenses as a percentage of revenue decreased to 36.6% compared to 37.0% in the prior year period, as a result of our continued efforts and emphasis on streamlining operations and wage management. These initiatives are partially offset by increased wage costs due to certain state mandated minimum wage increases.

Occupancy. Occupancy expenses increased $0.1 million or 3.6% to $4.2 million in the first quarter of 2018 from $4.1 million in the prior year same quarter, primarily associated with base rent and common area maintenance charges for one new restaurant opened during the second quarter of 2017. Occupancy expenses as a percentage of revenue were 10.1% in the first quarter of 2018, compared to 9.0% in the first quarter of 2017.

Restaurant Operating Expenses. Restaurant operating expenses decreased $0.7 million, or 9.4%, to $6.6 million in the first quarter of 2018 compared to $7.3 million in the first quarter of 2017. The decrease is primarily attributable to a decrease in advertising, professional services and training-related travel costs partially offset by an increase in repair and maintenance costs and delivery service fees. Restaurant operating expenses as a percentage of revenue were 15.7% and 16.1% in the first quarter of 2018 and 2017, respectively.

General and Administrative. General and administrative expenses decreased by $0.1 million, or 4.5%, to $3.5 million from $3.6 million year over year and is primarily attributable to the overall decrease in labor and benefits, including stock-based compensation expense, as a result of headcount reductions during 2017 as part of the Company’s cost savings initiatives. As a percentage of revenue, general and administrative expenses were 8.3% and 8.0% during the first quarter of 2018 and 2017, respectively.

Preopening Expenses. We did not record any preopening expense during the first quarter of 2018. Preopening expense was $0.3 million in the first quarter of 2017, relating to our Scottsdale Quarter location which opened in June 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million or 8.1% to $3.4 million year over year. Depreciation and amortization expense as a percentage of revenue was 8.0% and 8.1% of revenue in the first quarter of 2018 and 2017, respectively. The decrease was primarily attributable to the impact of fully depreciated assets during the quarter and the decrease in certain long-lived assets as a result of the $9.3 million impairment charge recorded in the fourth quarter of 2017.

Interest Expense, Net. Net interest expense, consisting primarily of interest expense on borrowings, deferred loan fee amortization and line of credit commitment fees, was $0.6 million in the first quarter of 2018 compared to $0.3 million in the first quarter of 2017. Net interest expense in the first quarter of 2018 includes interest expense on $37.6 million in borrowings under the credit line compared to $32.9 million in borrowings in the prior year period.

Income Tax Benefit (Expense). Income tax benefit was $28,000 for the three months ended March 31, 2018 compared to income tax expense of $25,000 for the prior year period. The income tax benefit is attributable to an adjustment to our estimate of income taxes payable offset in part by current state income tax expenses while our income tax expense consists of state income tax expenses for which no net operating loss carryforwards or other credits exist.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	profitability of our restaurants, especially in new markets;
●	increases and decreases in comparable restaurant sales;
●	labor availability and wages and benefits for hourly and management personnel;
●	timing of new restaurant openings and related expenses;
●	preopening costs for our newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;
●	timing of restaurant remodels and potential lost sales associated with remodel closure;
●	impairment of long-lived assets and any loss on restaurant closures;
●	costs related to any lease terminations, which could be significant, or fluctuations due to renegotiation of leases;

●	risks of our execution of our franchising strategy in the U.S. as well as outside the U.S. and dependence on our franchisees to successfully open and operate their restaurants;
●	fluctuations in commodity and food protein prices;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

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

Liquidity and Capital Resources

During our high growth phase, we required significant capital resources to construct and equip each restaurant. As we are slowing the pace of growth of new restaurant development in 2018, our capital requirements will be significantly less than previous years and will be primarily for maintaining our existing base of restaurants and for information technology investments to support our restaurants.

Like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. Additionally, similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

Future Capital Requirements

As previously mentioned, our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past two years, we funded development of new restaurants and maintenance capital expenditure primarily from borrowings under our credit facility and cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords and capital market accessibility and availability under our credit line.

We opened one restaurant at the Scottsdale Quarter in 2017 compared to eight restaurants in 2016 and seven restaurants in 2015. Our current plans for growth of the Kona Grill brand are through the franchising of restaurants both within and outside of the United States, which requires significantly less capital investment than developing new Company-owned units. We are focused on building sales, improving margins and generating cash flow to repay debt. We have significantly reduced capital spending from $4.4 million for the three months ended March 31, 2017 compared to $0.4 million in capital expenditures during the three months ended March 31, 2018. We expect to spend significantly less in capital expenditures throughout 2018, as we have slowed down our growth of new units.

As of March 31, 2018, we had a working capital deficit of $11.2 million and outstanding borrowings under our credit facility of $37.6 million. We believe existing cash and cash equivalents and short-term investments of $3.8 million, cash flow generated from operations, and the ability to draw additional borrowings under our credit facility or raise capital, will be sufficient to fund working capital requirements over the next 12 months.

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

As of May 4, 2018, the Company issued to a single investor (the “Investor”) 2,651,261 shares of the Company’s Common Stock at a purchase price equal to the closing bid price of the Company’s common stock on the date of the securities purchase agreement plus a five percent (5%) premium (the “Premium Purchase Price”). Following the private placement, the Investor beneficially owns approximately 19.99% of the Company’s common stock.

Additionally, Berke Bakay, the Company’s President and Chief Executive Officer, acquired 492,997 shares of the Company’s common stock in the private placement at the Premium Purchase Price such that Mr. Bakay retains his current beneficial ownership of 15.7% following the private placement.

Total proceeds from the private placement were $5.6 million and will be used for debt repayments and general corporate purposes.

Debt and Credit Agreements

On March 9, 2018, we entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”). Amendment No. 4 amends the Second Amended Credit Agreement to, among other things, reduces the available credit on the Revolver to $25 million as of the effective date of Amendment No. 4 and further reduces the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Thus, requiring the Company to make payments on the Revolver of $1.25 million by June 30, 2018 and an additional payment of $2.5 million by December 31, 2018. Additionally, (a) the maturity date was amended from October 12, 2019 to January 13, 2020 with no option to extend the maturity; (b) the applicable margins for base rate loans and the applicable margins for LIBOR rate loans were increased by 50 bps to 100 bps depending on the Company’s leverage ratio; and (c) the maximum leverage ratio was increased and the minimum fixed charge coverage ratio was decreased to provide increased flexibility as further described below.

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ending March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ending December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ending June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ending March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ending June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ending September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter. The Company was in compliance with the fixed charge coverage ratio and the leverage ratio at March 31, 2018.

At March 31, 2018, we had $37.6 million in outstanding borrowings, consisting of $23.7 million under the Revolver and $13.9 million under the Term Loan. As of March 31, 2018, net availability under the credit facility was $1.25 million, subject to compliance with certain covenants.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(542)	$552
Investing activities	(379)	(4,371)
Financing activities	(405)	2,569
Net change in cash and cash equivalents	$(1,326)	$(1,250)

Operating Activities. Our cash flows used in operating activities was $0.5 million of net cash during the first three months of 2018 compared to cash flows provided by operating activities of $0.6 million of net cash during the first three months of 2017. The year over year decrease in cash from operating activities is primarily due to timing of payments and receipt of tenant allowance reimbursements and timing of payments for accrued expenses during the first quarter of 2018.

Investing Activities. Capital expenditures for the first quarter of 2018 were $0.4 million, primarily associated with remodel and maintenance related activities. Capital expenditures for the first quarter of 2017 were $4.4 million, primarily associated with our Scottsdale Quarter restaurant which opened in the second quarter of 2017, residual payments from restaurants opened during the fourth quarter of 2016, and maintenance capital expenditures.

Financing Activities. Net cash used in financing activities during the first quarter of 2018 was $0.4 million and consisted of $0.2 million in payments under our credit facility and $0.2 million in fees associated with Amendment No. 4. Net cash provided by financing activities during the first quarter of 2017 was $2.6 million and consisted primarily of $8.0 million of borrowings under the credit facility and $0.2 million of proceeds from stock option exercises, partially offset by $3.6 million for the repurchase of common stock under our October 2016 stock repurchase program, $1.9 million in payments under the credit facility and $0.2 million for debt issuance costs associated with an amendment to the credit facility.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements or obligations, other than operating leases which are not classified as debt.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those that we believe are both significant and that require us to make difficult, subjective or complex judgments, often because we need to estimate the effect of inherently uncertain matters. We base our estimates and judgments on historical experience and various other factors that we believe to be appropriate under the circumstances. Actual results may differ from these estimates, and we might obtain different estimates if we used different assumptions or conditions. Our critical accounting policies and estimates are identified and described in our annual report on Form 10-K for the year ended December 31, 2017.

We had no significant changes in our critical accounting policies and estimates since our last annual report, except for the added disclosure to the revenue recognition policy as a result of the adoption of the new revenue recognition standard Topic 606. The updated revenue recognition accounting policy is as follows:

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions, discounts and sales taxes. The sales tax obligation is included in “Accrued expenses” on the Condensed Consolidated Balance Sheets until the taxes are remitted to the appropriate taxing authority. Revenues from gift card sales are recognized upon redemption. Prior to redemption, the outstanding balances of all gift cards are included in “Accrued expenses in the accompanying Condensed Consolidated Balance Sheets. We recognize gift card breakage income upon escheatment as the unused balances of our gift cards are subject to the escheat or unclaimed property law. Gift card breakage income is recorded in “Revenue” on the Condensed Consolidated Statements of Comprehensive Loss and amounted to $36,000 and $200,000 during the three months ended March 31, 2018 and 2017, respectively.

We execute franchise agreements for units owned and operated by third parties. Our franchise agreements typically provide for upfront payment of territory and initial franchise fees in addition to subsequent royalty and advertising fees. Royalties and advertising fees are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. We recognize upfront territory and franchise fees received from a franchisee as revenue when the separate and distinct performance obligations associated with the fees are satisfied. We currently believe that the services we provide related to upfront fees we receive from franchisees such as territory or initial franchise fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees are recognized as revenue on a straight-line basis over the term of each respective franchise agreement upon store opening. Upfront territory fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized on a pro rata basis as the franchisee opens each respective restaurant. Any such unamortized portion of fees received are presented in “Deferred rent and other long-term liabilities” in our Condensed Consolidated Balance Sheets. The unamortized portion of fees received totaled $0.9 million as of March 31, 2018 and December 31, 2017, respectively. Additionally, we capitalize certain costs to obtain or fulfil a contract that represent incremental costs that can be tied directly to obtaining and executing a contract. We amortize these costs over the life of the customer relationship. Costs to obtain a contract are less than $0.1 million as of March 31, 2018 and zero as of December 31, 2017 and are presented in “Other assets” in our Condensed Consolidated Balance Sheets.

Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to “Accumulated deficit” effective January 1, 2018. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in “Deferred rent and other long-term liabilities” on the Condensed Consolidated Balance Sheet as of March 31, 2018. In addition to the changes presented above, we have historically recognized sales commissions as a component of general and administrative expenses as they are incurred. Under the new standard, certain sales commissions will be capitalized and amortized to general and administrative expense over the expected life of the customer relationship. We recognized less than a $0.1 million cumulative effect adjustment to “Accumulated deficit” with an increase to “Other assets” as of January 1, 2018.

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

Inflation

The primary inflationary factors affecting our operations are food, labor costs, energy costs and labor and materials used in the construction and maintenance of our restaurants. Increases in minimum wages directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary adjustments. These increases could impact our operating results to the extent that such increases cannot be passed along through higher menu prices. Over the past two years, inflation has not significantly affected our operating results.

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

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended March 31, 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 27, 2017, the Company received a letter from an attorney purporting to represent two stockholders of the Company. The letter relates to a proposal to amend the Company’s 2012 Stock Award Plan (the “Plan”) that was brought before the Company’s shareholders at its 2015 annual stockholders’ meeting. The letter claims that although the Plan amendment received affirmative votes from stockholders holding 57.7% of the shares present and entitled to vote on the proposal, it was not duly approved by the appropriate voting standard. The Company investigated the claims made in the letter and determined that the Plan amendment did not receive sufficient votes to adopt the amendment in accordance with the Company’s bylaws. The Company has determined which stock options granted by the Company since April 2015 were not within the number of shares reserved under the Plan prior to the 2015 amendment (the “Excess Stock Options”). All of the Excess Stock Options were issued in 2016 and 2017 to an aggregate of 13 employees and directors at exercise prices of $14.26 and $8.15 per share, far in excess of the current trading price of $2.25. The Company also determined that none of the Excess Stock Options have been exercised. The Company has entered into amendments with each of the 11 holders of Excess Stock Options who are still employees or directors of the Company. The amendments specify that such Excess Stock Options cannot be exercised until further stockholder approval is obtained for an amendment to the Plan that increases the authorized shares. Therefore, the Company believes it has taken appropriate corrective action. On April 12, 2018, the Company received a letter from Nasdaq regarding this matter. The letter stated that, although the Company violated the Rule as a result of the excess option grants, the Company has regained compliance with the Rule due to having procured the amendments from such option holders. The letter confirmed that, subject to certain disclosure requirements, the matter is now closed. At the May 8, 2018 Annual Meeting of Stockholders, the Plan amendment received a sufficient vote from stockholders to approve the Plan amendment.

Also, on July 27, 2017, a class action complaint was filed against Kona Sushi, Inc., a wholly-owned subsidiary of the Company, by Mitchell Boots, individually and on behalf of a Proposed Rule 23 Class, in the United States District Court for Minnesota claiming, among other things, that the Company violated Minnesota gratuity/tip pooling laws with respect to certain classes of restaurant employees. The plaintiff has brought claims on behalf of a putative Minnesota class and a putative national class of employees. On October 25, 2017, the plaintiff amended the complaint to withdraw the national class claims and other common law claims, leaving one claim on behalf of a putative Minnesota class, and added a second named Plaintiff, Tracy Fortman. On January 9, 2018, a pre-trial scheduling order was issued by the District Court, setting pre-trial dates and setting a trial date of January 1, 2019. The Company is in the early stages of discovery and does not expect the result of such complaint to have a material adverse effect on the Company. However, there is no assurance that any adverse ruling or settlement in that matter would not have a material impact on the Company’s cash position and operations.

On November 29, 2017, Continental Atrium Corporation filed a complaint for damages in the Superior Court for the State of California for the County of Los Angeles alleging, among other things, that the Company breached its written contract relating to the Company’s decision in April 2017 to not move forward with the construction of a restaurant in El Segundo as discussed in Note 11 above (the “Complaint”). The Complaint alleges that beginning no later than August 15, 2017, the Company has failed to pay rent and other amounts owed to the plaintiff. As of December 31, 2017, we had $1.0 million in lease termination and exit costs recorded in accrued expenses in the accompanying Condensed Consolidated Balance Sheets associated with this matter.

Item 1A. Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

The following risk factor is in addition to those set forth in the 2017 Form 10-K:

If we fail to properly execute our franchise program, it may have a negative impact on our financial results.

Our current business strategy is to utilize franchised restaurants for expansion of our business in the U.S. as well as outside the U.S. Our ability to execute on this strategy will depend on various factors, including our ability to attract and retain franchisees of adequate quality, the identification of suitable new locations, regulatory compliance, the financial and other capabilities of our franchisees and our ability to manage this anticipated expansion. Many of these factors are beyond our control or that of our franchisees, and there is no assurance that we can successfully carry out our franchising strategy. Our growth and success also depend upon the ability of our franchisees to successfully open their restaurants and operate these restaurants to our standards and promote the Kona Grill brand. Although we will impose operating standards on our franchisees, each franchisee will operate its restaurant independently. We cannot assure you that our franchisees will be able to successfully operate Kona Grill restaurants consistent with our standards, which could reduce their sales and our franchise royalties, and could adversely affect our financial results and our ability to leverage the Kona Grill brand.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits

Exhibit Number	Exhibit

4.1	Amendment No. 1 to Rights Agreement dated May 2, 2018 by and between Kona Grill, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Form 8-K filed May 7, 2018).
10.1	Amendment No. 4 to Second Amended and Restated Credit Agreement dated as of March 9, 2018 (incorporated by reference to Form 8-K filed March 15, 2018).
10.2	Amendment No. 1 to Amended and Restated Pledge and Security Agreement dated as of March 9, 2018 (incorporated by reference to Form 8-K filed March 15, 2018).
10.3	Subscription Agreement, dated May 2, 2018 by and between Kona Grill, Inc. and Ahwanova Limited (incorporated by reference to Form 8-K filed May 7, 2018).
10.4	Subscription Agreement, dated May 2, 2018 by and between Kona Grill, Inc. and Berke Bakay (incorporated by reference to Form 8-K filed May 7, 2018).
10.5	Registration Rights Agreement, dated May 4, 2018 by and among Kona Grill, Inc., Ahwanova Limited and Berke Bakay (incorporated by reference to Form 8-K filed May 7, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

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

Date: May 10, 2018