Form 10-Q
period 2018-06-30
KONA GRILL INC
filed 2018-08-09
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐      No ☒

As of July 31, 2018, there were 13,258,578 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,335	$5,042
Short-term investments	58	58
Receivables	641	1,371
Inventory	1,780	1,706
Prepaid expenses and other current assets	762	867
Total current assets	8,576	9,044
Other assets	1,144	1,116
Property and equipment, net	75,305	81,639
Total assets	$85,025	$91,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,009	$2,890
Accrued expenses	9,964	12,934
Current portion of long-term debt, net	928	779
Total current liabilities	12,901	16,603
Long-term debt, net	32,604	36,921
Deferred rent and other long-term liabilities	31,670	32,612
Total liabilities	77,175	86,136

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 13,374,778 shares issued and 13,258,578 shares outstanding at June 30, 2018; 10,225,915 shares issued and 10,109,715 shares outstanding at December 31, 2017	134	102
Additional paid-in capital	92,092	86,227
Accumulated deficit	(83,376)	(79,666)
Treasury stock, at cost, 116,200 shares at June 30, 2018 and December 31, 2017	(1,000)	(1,000)
Total stockholders’ equity	7,850	5,663
Total liabilities and stockholders’ equity	$85,025	$91,799

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$42,346	$46,977	$84,363	$92,202
Costs and expenses:
Cost of sales	10,722	12,996	21,530	25,549
Labor	14,986	17,104	30,385	33,829
Occupancy	4,200	4,201	8,428	8,281
Restaurant operating expenses	6,363	7,532	12,960	14,815
General and administrative	3,154	3,084	6,624	6,716
Preopening expenses	—	461	—	797
Depreciation and amortization	3,359	3,637	6,721	7,295
Lease termination costs and other	(75)	1,384	(75)	1,384
Total costs and expenses	42,709	50,399	86,573	98,666
Loss from operations	(363)	(3,422)	(2,210)	(6,464)
Write-off of deferred financing costs	—	472	37	472
Interest expense, net	624	408	1,228	714
Loss before income taxes	(987)	(4,302)	(3,475)	(7,650)

Income tax (expense) benefit	(13)	(25)	15	(50)
Net loss	$(1,000)	$(4,327)	$(3,460)	$(7,700)

Net loss per share:
Basic and diluted	$(0.08)	$(0.43)	$(0.31)	$(0.76)

Weighted average shares used in computation:
Basic and diluted	12,117	10,099	11,113	10,138

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(3,460)	$(7,700)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,721	7,295
Stock-based compensation	357	482
Amortization of deferred financing costs	122	84
Write-off of deferred financing costs	37	472
Lease termination costs and other	(51)	1,384
Franchise termination	(246)	—
Change in operating assets and liabilities:
Receivables	638	(633)
Inventory	(73)	227
Prepaid expenses and other current assets	137	287
Accounts payable	(880)	39
Accrued expenses	(2,636)	(2,249)
Deferred rent and other long-term liabilities	(884)	1,376
Net cash (used in) provided by operating activities	(218)	1,064

Investing activities
Purchases of property and equipment	(735)	(8,789)
Insurance proceeds received on damaged equipment	64	—
Change in other assets	(10)	(52)
Net cash used in investing activities	(681)	(8,841)

Financing activities
Borrowings from revolving credit facility	—	12,500
Repayments on revolving credit facility	(3,750)	(1,750)
Repayments on term loan	(375)	(375)
Fees paid for credit facility	(223)	(151)
Purchase and retirement of common stock	—	(3,572)
Proceeds from issuance of common stock, net of issuance costs	5,532	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	8	242
Net cash provided by financing activities	1,192	6,894

Net change in cash and cash equivalents	293	(883)
Cash and cash equivalents at the beginning of the period	5,042	3,476
Cash and cash equivalents at the end of the period	$5,335	$2,593

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$1,257	$732
Cash paid for income taxes, net of refunds	$58	$74

Noncash investing activities
Accounts payable and accruals related to property and equipment	$114	$1,918

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns, operates and franchises upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of June 30, 2018, we owned and operated 46 restaurants in 23 states throughout the United States and Puerto Rico. We have two international franchise partners who opened Kona Grill locations in Dubai, United Arab Emirates; and Vaughan (Toronto), Canada in 2017. Our chief operating decision maker function is comprised of our Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The consolidated balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day these unaudited condensed consolidated financial statements are issued. See Note 12.

Recently Adopted Accounting Standards

Revenue Recognition

Effective January 1, 2018 we retrospectively adopted Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)”and related amendments, which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, new qualitative and quantitative disclosure requirements enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We have concluded there was not a material change in the timing and measurement of revenue as a result of adopting the new standard. The new standard primarily impacts the accounting for the upfront development and franchise fees received in connection with our franchise activity. We believe that the services we provide related to upfront fees we receive from franchisees such as territory or franchise fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees will be recognized as revenue on a straight-line basis over the term of each respective franchise agreement upon store opening. The standard requires the unearned portion of fees received to be presented in our consolidated balance sheets as a contract liability.

We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. We evaluated the impact that ASU 2014-09 has on recognition of breakage income related to our unredeemed gift cards. Based upon the above review, we have determined that the adoption of ASU 2014-09 does not have a material effect on the timing and measurement of revenue recognized on our unaudited consolidated financial statements and related disclosures.

We adopted the new standard to all contracts at the date of initial application, effective January 1, 2018, retrospectively with the cumulative effect of approximately $0.3 million as a change to accumulated deficit as a result of initially applying the amended guidance. We have applied the guidance to the most current period presented in the financial statements issued subsequent to the adoption date. However, had we adopted the standard as of January 1, 2017, our revenue and operating loss for the three and six months ended June 30, 2017 would not be affected as our first franchise location did not open until the third quarter of 2017. Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to accumulated deficit. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in deferred rent and other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet as of June 30, 2018.

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

During the second quarter of 2018, we terminated the development and franchise agreements with our franchise partner in Mexico as a result of the franchisee ceasing to do business at the franchised restaurant. As a result, we recognized $0.3 million of revenue associated with the remaining deferred upfront territory and franchise related fees.

Stock-Based Compensation

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09, ”Stock Compensation (Topic 718) Scope of Modification Accounting”, which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

Leases

In February 2016, ASC Topic 842, “Leases”, was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. Accounting by lessors will remain largely unchanged from current U.S. GAAP. The leasing standard is applicable for us starting in 2019. We are required to apply the leasing standard for annual reporting periods (including interim periods therein) beginning after December 15, 2018. The leasing standard is required to be applied to leases in existence as of the date of adoption using a modified retrospective transition approach. The modified retrospective approach includes a number of optional practical expedients that companies may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. We plan to elect the transition package practical expedient permitted within the standard, which among other things, allows the carryforward of historical lease classifications, and we are further evaluating other optional practical expedients and policy elections. We are currently performing an assessment of the revised standard, and assessing our existing lease portfolio in order to determine the impact to our accounting systems, processes and internal control over financial reporting. To date, we have reviewed a sample of contracts that are representative of our current lease environment. We expect the adoption of this guidance to have a material impact on our consolidated financial statements; however, the effect is not currently estimable.

Income Taxes

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) Amendments”, which adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. In particular, ASU 2018-05 amends Subtopic 740-10 Income Taxes, overall, to add information regarding Income Tax Accounting Implications of the Tax Cuts and Jobs Act, as well as other paragraphs and sections related to the income tax accounting implications of the Tax Cuts and Jobs Act. There is no transition date related to this guidance, and there is no impact on the Company's consolidated financial position or results of operations.

In February 2018 the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, that gives entities the option to reclassify to retained earnings tax effects related to items that have been stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act (the Tax Act). An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the Tax Act’s change in its US federal tax rate for all items accounted for in other comprehensive income. These entities can also elect to reclassify other stranded effects that relate to the Tax Act but do not directly relate to the change in the federal rate. For all entities, the guidance is effective for fiscal years beginning after  December 15, 2018. Entities can choose whether to apply the amendments retrospectively to each period in which the effect of the Tax Act is recognized or to apply the amendments in the period of adoption. We are currently evaluating the impact of the standard and note that we have not finalized our accounting for the tax effects of the enactment of the Tax Act; however, as described in the Income Tax footnote below, we have made a reasonable estimate of the effects on our existing deferred tax balances and uncertain tax positions. See Note 7.

2.	Fair Value Measurements

The carrying value for certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates fair value because of their short-term nature. Our investments represent certificates of deposit that are valued using market observable inputs (Level 2). Our long-term debt, when incurred, is valued using primarily Level 2 inputs including current applicable rates for similar instruments and approximates the carrying value of such obligations.

3.	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the dilutive effect of potential stock option exercises, calculated using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Net loss	$(1,000)	$(4,327)	$(3,460)	$(7,700)
Denominator:
Weighted average shares — Basic	12,117	10,099	11,113	10,138
Effect of dilutive stock options	—	—	—	—
Weighted average shares — Diluted	12,117	10,099	11,113	10,138
Net loss per share:
Basic and diluted	$(0.08)	$(0.43)	$(0.31)	$(0.76)

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 0.7 million for the three months ended June 30, 2018 and 0.8 million for the six months ended June 30, 2018, and 1.1 million for the three and six months ended June 30, 2017, respectively.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Leasehold improvements	$114,704	$114,346
Equipment	29,408	29,596
Furniture and fixtures	12,141	11,798
	156,253	155,740
Less accumulated depreciation and amortization	(81,707)	(75,429)
	74,546	80,311
Construction in progress	759	1,328
Total property and equipment, net	$75,305	$81,639

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. For the three and six months ended June 30, 2018, no direct internal payroll or travel costs were capitalized. Capitalized costs were $0.2 million and $0.5 million for the three and six months ended June 30, 2017, respectively.

During the quarter ended June 30, 2018, we wrote-off $0.2 million of long-lived assets associated with our decision not to pursue opening a restaurant for which we had a signed lease. This charge is reflected within “Lease termination costs and other” in the accompanying unaudited condensed consolidated statements of operations. See Note 11 for further discussion.

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

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued payroll and benefits	$3,864	$4,290
Gift cards	2,635	3,995
Sales and use taxes	1,059	1,275
Business and income taxes	446	514
Accrued occupancy	398	249
Lease termination (Note 11)	332	1,048
Accrued construction and remodel	91	209
Other	1,139	1,354
Total accrued expenses	$9,964	$12,934

6.	Debt and Credit Agreements

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

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ending March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ending December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ending June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ending March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ending June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ending September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter. The Company was in compliance with the fixed charge coverage ratio and the leverage ratio at June 30, 2018.

Debt consists of the following at June 30, 2018 and December 31, 2017:

		June 30, 2018			December 31, 2017
	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Jan. 2020	$271	$20,000	$20,000	$23,750
Term Loan	Jan. 2020	155	13,687	13,687	14,063
Total debt		$426	$33,687	33,687	37,813
Debt issuance costs presented with debt (a)				(155)	(113)
Total debt, net				33,532	37,700
Less: current portion, net				928	779
Long-term debt, net				$32,604	$36,921

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of June 30, 2018 and December 31, 2017. The deferred financing costs related to the Revolver continue to be presented as an asset and are included in both Prepaid expenses and other current assets and Other assets on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017.

(b)	Our Revolver and Term Loan bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

The interest rate under Amendment No. 4 is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 2.0% to 5.0% and the base rate margins range from 1.0% to 4.0%. For such times when the leverage ratio is greater than or equal to 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 4.0% and 5.0%, respectively. For such times when the leverage ratio is greater than or equal to 5.5 but less than 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 3.5% and 4.5%, respectively. Payments on the Term Loan are due quarterly and are subject to acceleration upon certain events as defined in the Second Amended and Restated Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. The weighted average interest rate as of June 30, 2018 and December 31, 2017 was approximately 6.6% and 5.7%, respectively.

We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. For such times when the leverage ratio is greater than 4.25, the commitment fee annual rate will be 0.50%. The commitment fee is payable quarterly in arrears. We incurred commitment fees of $2,000 and $22,000 for the three months ended June 30, 2018 and 2017, respectively. We incurred commitment fees of $8,000 and $46,000 for the six months ended June 30, 2018 and 2017, respectively.

We utilized $3.75 million in proceeds from the May 2018 private placement to pay down the Revolver and permanently reduced the availability on the Revolver to $22.2 million as of June 30, 2018. At June 30, 2018, we had $33.7 million in outstanding borrowings and $2.2 million available under the credit facility, subject to compliance with certain covenants. We incurred gross interest expense of $0.6 million and $0.5 million during the three months ended June 30, 2018 and 2017, respectively. We incurred gross interest expense of $1.2 million and $0.8 million during the six months ended June 30, 2018 and 2017, respectively.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, thus, all borrowings under the credit facility are classified as long-term debt, except for amounts payable in the next 12 months, which are classified as current.

7.	Income Taxes

We recorded income tax expense of $13,000 and $25,000 during the three months ended June 30, 2018 and 2017, respectively and recorded a net income tax benefit of $15,000 during the six months ended June 30, 2018 which consists of a revised estimate of state income tax expense. We recorded income tax expense of $50,000 during the six months ended June 30, 2017, which consists of state income tax expenses for which no net operating losses or other credits exist.

The Tax Cuts and Jobs Act (“the Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the U.S. federal corporate tax rate from 34% to 21%, effective January 1, 2018, limits deductions for, among other things, interest expense, executive compensation and meals and entertainment while enhancing deductions for equipment and other fixed assets. The Tax Act provisions regarding foreign reporting do not apply to us.

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

As of June 30, 2018, we have not finalized our accounting for the tax effects of the enactment of the Tax Act. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the provisional measurement of these balances. We also anticipate that the completion of our 2017 income tax returns by October 2018 could also impact any provisional amounts recorded. Based on our current estimates, we do not anticipate any net change to our deferred tax balances as we anticipate a full valuation allowance will remain in place. Due to the continued full valuation allowance no provisional amounts are recorded at June 30, 2018.

8.	Stock-Based Compensation

The fair value of stock options granted during the six months ended June 30, 2018 and 2017 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Six Months Ended June 30,
	2018	2017
Expected volatility	65.7%	50.8%
Risk-free interest rate	2.4%	1.6%
Expected option life (in years)	3.5	3.5
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$0.77	$3.11

The following table summarizes our stock option activity for the six months ended June 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2017	1,012,871	$14.12
Granted	193,180	1.60
Forfeited	(193,228)	12.45
Exercised	—	—
Outstanding options at June 30, 2018	1,012,823	$12.06	2.8	$160,000
Exercisable at June 30, 2018	604,713	$16.00	2.1	$14,000

We recognized stock-based compensation expense of $0.1 million and $0.2 million in the three months ended June 30, 2018 and 2017, respectively and $0.4 million and $0.5 million in the six months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, there was $0.8 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 2.0 years.

The total shares of common stock reserved for issuance totaled 3.7 million, of which 1.3 million shares were available for grant as of June 30, 2018.

9.	Stockholders’ Equity

Common Stock

Private Placement

On May 4, 2018, we issued to a single investor (the “Investor”) 2,651,261 shares of our common stock at a purchase price of $1.785 per share, which was equal to the closing bid price of our common stock on the date of the securities purchase agreement plus a five percent (5%) premium (the “Premium Purchase Price”). Following the private placement, the Investor beneficially owns approximately 19.9% of our common stock.

Additionally, Berke Bakay, our Executive Chairman of the Board of Directors, acquired 492,997 shares of common stock in the private placement at the Premium Purchase Price such that Mr. Bakay retained his current beneficial ownership of 15.7% following the private placement. The source of funds used in connection with the purchase of these shares of Common Stock was a loan to Mr. Bakay from Ahwanova Limited, a company owned by the Investor.

Total proceeds from the private placement, net of expenses, were $5.5 million.

As a condition of the private placement, a designee of the Investor has been appointed to the Company’s Board of Directors and the Company has agreed to continue to nominate such Investor designee so long as the Investor beneficially owns a minimum of 10% of our common stock. Additionally, we have agreed to file registration statements in the future to register the securities issued in the private placement.

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

On July 27, 2017, a class action complaint was filed against Kona Sushi, Inc., a wholly-owned subsidiary of the Company, by Mitchell Boots, individually and on behalf of a Proposed Rule 23 Class, in the United States District Court for Minnesota claiming, among other things, that the Company violated Minnesota gratuity/tip pooling laws with respect to certain classes of restaurant employees. The plaintiff has brought claims on behalf of a putative Minnesota class and a putative national class of employees. On October 25, 2017, the plaintiff amended the complaint to withdraw the national class claims and other common law claims, leaving one claim on behalf of a putative Minnesota class, and added a second named Plaintiff, Tracy Fortman.  On June 15, 2018, a revised pre-trial scheduling order was issued by the District Court, setting pre-trial dates and setting a trial date of April 1, 2019. The parties participated in mediation on August 3, 2018, which concluded without resolution. Therefore, the matter will proceed in accordance with the court-scheduled dates. The Company does not expect the result of such complaint to have a material adverse effect on the Company. However, there is no assurance that any adverse ruling or settlement in this matter would not have a material impact on the Company’s cash position and operations.

On November 29, 2017, Continental Atrium Corporation filed a complaint for damages in the Superior Court for the State of California for the County of Los Angeles alleging, among other things, that the Company breached its written contract relating to the Company’s decision in April 2017 to not move forward with the construction of a restaurant as discussed in Note 11 below (the “Complaint”). The Complaint alleges that beginning no later than August 15, 2017, the Company failed to pay rent and other amounts owed to the plaintiff. In May 2018, the Company entered into a settlement agreement for $0.6 million and made an initial payment of $0.5 million during the second quarter of 2018 with the remaining payment of $0.1 million due within one year from the settlement date. As of June 30, 2018, we had $0.1 million in lease termination and exit costs recorded in accrued expenses in the accompanying unaudited condensed consolidated balance sheets associated with this matter. On June 11, 2018, a notice of entry of dismissal with prejudice was filed and this matter is now closed.

11.	Lease Termination and Exit Costs

As a result of our continued focus on improving margins at our existing restaurants, in addition to slowing growth to provide us with capital allocation flexibility, we made a decision in the second quarter of 2017 to not open a restaurant and stopped construction on this restaurant. We previously recognized $1.4 million in charges associated with the estimated costs to terminate the lease, asset impairment charges, write-off of deferred rent liability, and other costs associated with this location during the three months ended June 30, 2017. During the second quarter of 2018, we entered into a settlement agreement regarding the termination of this lease agreement for $0.6 million, and as such made an initial payment of $0.5 million, with the remaining $0.1 million payment due within one year of the settlement date. As a result, we recorded a $0.4 million adjustment in the three months ended June 30, 2018. The lease termination and exit cost accrual of approximately $0.1 million associated with the remaining settlement payment due is included in accrued expenses on the condensed consolidated balance sheets as of June 30, 2018.

Additionally, during the second quarter of 2018, we decided not to pursue opening a restaurant for which we had a signed lease and entered into a lease termination agreement with the landlord for $0.2 million. As such, we recorded a $0.2 million lease termination accrual, as well as a $0.2 million asset impairment charge associated with this particular lease agreement.

Lease termination and exit costs attributable to these restaurants are reflected within “Lease termination costs and other” in the accompanying unaudited condensed consolidated statements of operations. Such costs consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In thousands)
Lease termination costs	$(181)	$1,048	$(181)	$1,048
Write-off of deferred rent liability	—	(510)	—	(510)
Asset impairment charge	229	846	229	846
Total lease termination and exit costs	$48	$1,384	$48	$1,384

The lease termination and exit cost accrual is included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets. Activities associated with the lease termination and exit cost accrual are summarized below (in thousands):

Lease Exit Costs
Lease termination and exit costs accrued at December 31, 2017	$1,048
Lease termination and exit-related costs	242
Cash payments	(535)
Adjustments	(423)
Lease termination and exits costs accrued at June 30, 2018	$332

12.	Subsequent Events

In July 2018, management and the Board of Directors made the decision to close one of its underperforming restaurants. The restaurant was closed shortly thereafter. We are in the process of evaluating the costs associated with this decision, including lease termination costs, asset impairment, and other exit costs.

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

Overview

We currently own and operate 45 restaurants located in 22 states and Puerto Rico. Over the past four years, we have grown organically through opening new restaurants and doubled the number of domestic restaurants during this time from 23 to 45. Our unit growth rate was 22% in 2016, with eight openings during the year and we had 23% unit growth rate in 2015 with seven restaurant openings. We opened one restaurant in 2017. We believe that a modest growth rate over the next few years, primarily through franchising, will allow us to focus our time and attention on restaurant operations and improving financial performance. To assist with these efforts, we hired Jim Kuhn as our Chief Operating Officer, in December 2017. During the first half of 2018, restaurant operating profit improved $1.3 million or 13.7% while Adjusted EBITDA improved $2.3 million or 106% compared to the first half of 2017.

We continue to execute our strategy for international market expansion through franchised restaurants. As there is increased demand for upscale casual dining concepts overseas, we believe there is a significant opportunity to expand our concept in several international markets. In 2016, we signed an agreement for the development of six Kona Grill restaurants in the United Arab Emirates. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Vaughan, Canada. The agreement allows our franchisee the right to develop additional restaurants in the Toronto market for a specified period of time following the opening of the first restaurant. Our international franchise partners in the UAE and Canada opened a Kona Grill restaurant in their respective countries in the second half of 2017. Additionally, we completed a private placement in May 2018 with a large investor who intends to become our master franchisee in China. We are also in discussions with other potential partners to franchise the Kona Grill brand in other countries.

During the second quarter of 2018, we terminated the development and franchise agreements with our franchise partner in Mexico as a result of the franchisee ceasing to do business at the franchised restaurant. The termination of the development agreement and the franchise agreement is immediate and without prejudice to any of the Company’s rights and remedies as franchisor to obtain damages or other remedies against the developer, franchisee, and franchisee’s guarantor. As a result, we recognized $0.3 million of revenue associated with the remaining deferred upfront territory and franchise related fees during the three months ended June 30, 2018.

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

Cost of sales, labor, and other operating expenses for our restaurants open at least 18 months generally trend consistently with revenue, and we analyze those costs as a percentage of revenue. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. We anticipate that our new restaurants will take up to twelve months to achieve the majority of operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors. We expect cost of sales and labor expenses as a percentage of revenue to be higher when we open a new restaurant, but to decrease as a percentage of revenue as the restaurant matures and as the restaurant management and employees become more efficient in operating that unit. Occupancy and a portion of restaurant operating expenses are fixed. As a result, the volume and timing of newly opened restaurants has had, and is expected to continue to have, an impact on cost of sales, labor, occupancy, and restaurant operating expenses measured as a percentage of revenue, which we expect will continue until these restaurants mature.

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

EBITDA and Adjusted EBITDA. EBITDA is defined as net income (loss) plus the sum of interest, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA plus unusual or non-recurring items, such as impairment, lease termination and exit costs and write-off of deferred financing costs. EBITDA and Adjusted EBITDA are presented because: (i) we believe it is a useful measure for investors to assess the operating performance of our business; (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness; and (iii) we use EBITDA and Adjusted EBITDA internally as a benchmark to evaluate our operating performance and compare our performance to that of our competitors. EBITDA and Adjusted EBITDA as presented in this report are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income, or any other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue percentage change	(9.9)%	8.5%	(8.5)%	11.7%
Same-store sales percentage change	(12.1)%	(5.3)%	(10.3)%	(4.8)%
Average unit volume (in thousands)	$924	$1,108	$1,851	$2,166
Sales per square foot (in thousands)	$128	$154	$256	$300
Restaurant operating profit (in thousands)	$6,075	$5,144	$11,060	$9,728
Restaurant operating profit as a percentage of revenue	14.3%	10.9%	13.1%	10.6%
EBITDA (in thousands)	$2,996	$(257)	$4,474	$359
EBITDA as a percentage of revenue	7.1%	(0.5)%	5.3%	0.4%
Adjusted EBITDA (in thousands)	$3,044	$1,599	$4,559	$2,215
Adjusted EBITDA as a percentage of revenue	7.2%	3.4%	5.4%	2.4%

The table below sets forth a reconciliation of Net Loss to EBITDA, Adjusted EBITDA and restaurant operating profit to the most comparable U.S. GAAP measure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(In thousands)
Net loss	$(1,000)	$(4,327)	$(3,460)	$(7,700)
Income tax expense (benefit)	13	25	(15)	50
Interest expense, net	624	408	1,228	714
Depreciation and amortization	3,359	3,637	6,721	7,295
EBITDA	$2,996	$(257)	$4,474	$359
Lease termination and exit costs(1)	48	1,384	48	1,384
Write-off of deferred financing costs	—	472	37	472
Adjusted EBITDA	$3,044	$1,599	$4,559	$2,215
General and administrative	3,154	3,084	6,624	6,716
Preopening expense	—	461	—	797
Gain on insurance recoveries(1)	(123)	—	(123)	—
Restaurant operating profit	$6,075	$5,144	$11,060	$9,728

(1)     Amounts are included in “Lease termination costs and other” in the accompanying unaudited Condensed Consolidated Statements of Operations.

	Percentage of Revenue		Percentage of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	(2.4)%	(9.2)%	(4.1)%	(8.4)%
Income tax expense (benefit)	0.0	0.1	0.0	0.1
Interest expense, net	1.5	0.9	1.5	0.8
Depreciation and amortization	7.9	7.7	8.0	7.9
EBITDA	7.1	(0.5)	5.3	0.4
Lease termination and exit costs	0.1	2.9	0.1	1.5
Write-off of deferred financing costs	—	1.0	0.0	0.5
Adjusted EBITDA	7.2	3.4	5.4	2.4
General and administrative	7.4	6.6	7.9	7.3
Preopening expense	—	1.0	—	0.9
Gain on insurance recoveries	(0.3)	—	(0.1)	—
Restaurant operating profit	14.3%	10.9%	13.1%	10.6%

Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our financial statements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of sales	25.3	27.7	25.5	27.7
Labor	35.4	36.4	36.0	36.7
Occupancy	9.9	8.9	10.0	9.0
Restaurant operating expenses	15.0	16.0	15.4	16.1
General and administrative	7.4	6.6	7.9	7.3
Preopening expenses	0.0	1.0	0.0	0.9
Depreciation and amortization	7.9	7.7	8.0	7.9
Lease termination and exit costs	(0.2)	2.9	(0.1)	1.5
Total costs and expenses	100.9	107.3	102.6	107.0
Loss from operations	(0.9)	(7.3)	(2.6)	(7.0)
Write-off of deferred financing costs	0.0	1.0	0.0	0.5
Interest expense, net	1.5	0.9	1.5	0.8
Loss before income taxes	(2.3)	(9.2)	(4.1)	(8.3)
Income tax (expense) benefit	0.0	0.1	0.0	0.1
Net loss	$(2.4)%	(9.2)%	$(4.1)%	$(8.4)%

Certain amounts may not sum due to rounding.

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Revenue. Revenue decreased $4.6 million, or 9.9%, to $42.3 million during the second quarter of 2018 from $47.0 million in the second quarter of 2017. Our same-store sales decreased 12.1% year over year, driven primarily by a decrease in customer traffic compared to the prior year period as a result of our reduction in happy hour times and store hours for certain of our restaurants. This reduction in operating hours and changes in happy hour times/offerings is part of the Company’s strategic initiatives to drive overall profitability.

Cost of Sales. Cost of sales decreased $2.3 million, or 17.5% to $10.7 million in the second quarter of 2018 compared to $13.0 million in the same prior year period with the decrease primarily attributable to our continued efforts on enhancing recipes and streamlining processes to improve margins as part of the Company’s cost-savings initiatives. As a percentage of revenue, cost of sales decreased to 25.3% for the second quarter of 2018 compared to 27.7% in the prior year quarter, due to strategic purchasing initiatives and an overall favorable commodities environment compared to the same prior year period.

Labor. Labor costs decreased $2.1 million, or 12.4%, to $15.0 million year over year compared to $17.1 million during the prior year same quarter as a result of our continued efforts and emphasis on wage management. Labor expenses as a percentage of revenue decreased to 35.4% compared to 36.4% in the prior year period, primarily attributable to an overall increase in labor efficiencies, including our continued efforts on recipe and process enhancements and the strategic changes to operations.

Occupancy. Occupancy expenses remained flat at $4.2 million in the second quarter of 2018 and 2017 respectively. No new locations have opened since the second quarter of 2017. Occupancy expenses as a percentage of revenue increased to 9.9% in the second quarter of 2018 compared to 8.9% in the second quarter of 2017, attributable to an overall lower sales volume.

Restaurant Operating Expenses. Restaurant operating expenses decreased $1.2 million, or 15.5%, to $6.4 million in the second quarter of 2018 compared to $7.5 million in the same prior year period. The decrease is primarily attributable to a decrease in advertising expenses, travel and relocation costs and variable operating expenses as a result of the lower sales volume. Restaurant operating expenses as a percentage of revenue were 15.0% and 16.0% in the second quarter of 2018 and 2017, respectively.

General and Administrative. General and administrative expenses were $3.2 million and $3.1 million for the second quarter of 2018 and 2017, respectively. The $0.1 million increase in absolute dollars was primarily attributable to the overall increase in legal related costs associated with outstanding litigation efforts. This increase is partially offset by a decrease in labor and benefits, including stock-based compensation expense as a result of headcount reductions made during the fourth quarter of 2017 as part of the Company’s cost-savings initiatives. As a percentage of revenue, general and administrative expenses were 7.4% and 6.6% during the second quarter of 2018 and 2017, respectively.

Preopening Expenses. We did not record any preopening related expenses during the second quarter of 2018. Preopening expenses were $0.5 million in the second quarter of 2017, attributable to the Scottsdale restaurant which opened in June of 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.3 million or 7.6% to $3.4 million year over year. Depreciation and amortization expense as a percentage of revenue was 7.9% and 7.7% of revenues in the second quarter of 2018 and 2017, respectively. The decrease was primarily attributable to the impact of fully depreciated assets during the quarter and the decrease in certain long-lived assets as a result of the $9.3 million impairment charge recorded in the fourth quarter of 2017.

Lease Termination Costs and Other. In the second quarter of 2017, we assessed our capital allocation strategy and made the decision to not move forward with the planned construction and opening of a restaurant. As such, we recognized $1.4 million related to estimated lease termination costs and asset write-offs during the three months ended June 30, 2017. However, during the second quarter of 2018, we entered into a settlement agreement regarding the termination of that specific lease agreement for $0.6 million, and as such recorded a $0.4 million adjustment in the three months ended June 30, 2018.

Additionally, during the second quarter of 2018, we decided not to pursue opening a restaurant for which we had a signed lease and entered into a lease termination agreement with the landlord for $0.2 million. As such, we recorded a $0.2 million lease termination accrual, as well as a $0.2 million asset impairment charge associated with this particular lease agreement.

Lastly, we recorded a gain on insurance recoveries of approximately $0.1 million during the second quarter of 2018 for business interruption and property damage claims for two of our restaurants that experienced hurricane and flood damage.

Interest Expense, Net. Net interest expense, consisting primarily of interest expense on borrowings, deferred loan fee amortization and line of credit commitment fees, was $0.6 million in the second quarter of 2018 compared to $0.4 million in the second quarter of 2017.  Net interest expense in the second quarter of 2018 includes interest expense on $33.7 million in borrowings under the credit line compared to $37.2 million in borrowings in the prior year period.  The increase in interest expense compared to the prior year is due to an increase in interest rates as a result of increases in LIBOR over the past 12 months as well as higher loan rates as a result of the fourth amendment to the credit facility that was entered into during March 2018.

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

Income Tax Expense. Income tax expense was $13,000 and $25,000 during the second quarter of 2018 and 2017, respectively, related to state income tax expenses for which no state net operating loss carryforwards or other credits exist.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Revenue. Revenues decreased 8.5% to $84.4 million during the first half of 2018 from $92.2 million in the first half of 2017. Same store sales decreased 10.3% in the first half of 2018 compared to a decrease of 4.8% in the first half of 2017 driven primarily by a decrease in customer traffic compared to the prior year period as a result of our reduction in happy hour times and store hours for certain of our restaurants. This reduction in operating hours and changes in happy hour times/offerings is part of the Company’s strategic initiatives to drive overall profitability.

Cost of Sales. Cost of sales decreased $4.0 million, or 15.7% to $21.5 million during the first half of 2018 compared to $25.5 million during the same period in the prior year, with the decrease primarily attributable to an overall lower sales volume and lower costs on certain items compared to prior year period. As a percentage of revenue, cost of sales was 25.5% compared to 27.7% during the same prior year period, primarily reflecting a favorable commodities environment and our continued efforts on enhancing recipes and processes to improve margins.

Labor. Labor costs in the first half of 2018 decreased $3.0 million, or 10.2% to $30.4 million compared to $33.8 million in the comparable prior year period, mainly due our continued efforts and emphasis on wage management and recipe and process enhancements. Labor expenses as a percentage of revenue decreased to 36.0% compared to 36.7% in the prior year period.

Occupancy. Occupancy expenses increased $0.1 million or 1.8% to $8.4 million in the first half of 2018 compared to $8.3 million in the prior year period. The increase is attributable to our Scottsdale Quarter location which opened in the second quarter of 2017 and contributed $0.2 million, of base rent and common area maintenance charges to the total increase. Occupancy expenses as a percentage of revenue were 10.0% in the first half of 2018 compared to 9.0% in the first half of 2017.

Restaurant Operating Expenses. Restaurant operating expenses decreased $1.9 million, or 12.5%, to $13.0 million during the first half of 2018 compared to $14.8 million in the same period in 2017. The decrease is primarily attributable to a decrease in advertising expenses, travel and relocation costs and professional services, partially offset by an increase in delivery services fees and repair and maintenance related activity. Restaurant operating expenses as a percentage of revenue were 15.4% during the first half of 2018 compared to 16.1% in the first half of 2017.

General and Administrative. General and administrative expenses decreased by $0.1 million, or 1.4% to $6.6 million from $6.7 million year over year. However, general and administrative expenses as a percentage of revenue increased to 7.9% in the first half of 2018 compared to 7.3% in the prior year period as a result of an overall lower sales volume. The $0.1 million decrease in absolute dollars was attributable to the overall decrease in labor and benefits, including stock-based compensation expense as a result of headcount reductions made during the fourth quarter of 2017 as part of the Company’s cost-savings initiatives. This decrease is partially offset by an increase in corporate office rent as a result of the Corporate office move in May 2017 and an increase in audit and legal related fees.

Preopening Expenses. Preopening expenses in year to date 2017 were primarily attributable to the Scottsdale Quarter restaurant, which opened in June of 2017. No new restaurants have opened since June 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.6 million or 7.9% to $6.7 million year over year, primarily attributable to the impact of fully depreciated assets during the quarter and the decrease in certain long-lived assets as a result of the $9.3 million impairment charge recorded in the fourth quarter of 2017. However, depreciation and amortization expense increased as a percentage of revenues to 8.0% in the first half of 2018 compared to 7.9% in the prior year period as a result of an overall lower sales volume.

Lease Termination Costs and Other. In the second quarter of 2017, we assessed our capital allocation strategy and made the decision to not move forward with the planned construction and opening of a restaurant. As such, we recognized $1.4 million related to estimated lease termination costs and asset write-offs during the three months ended June 30, 2017. However, during the second quarter of 2018, we entered into a settlement agreement regarding the termination of this specific lease agreement for $0.6 million, and as such recorded a $0.4 million adjustment during the six months ended June 30, 2018.

Additionally, during the first half of 2018, we decided not to pursue opening a restaurant for which we had a signed lease and entered into a lease termination agreement with the landlord for $0.2 million. As such, we recorded a $0.2 million lease termination accrual, as well as a $0.2 million impairment of fixed assets associated with this particular lease agreement.

Lastly, we recorded a gain on insurance recoveries of approximately $0.1 million during the second quarter of 2018 for business interruption and property damage claims for two of our restaurants that experienced hurricane and flood damage.

Interest Expense, Net. Net interest expense, consisting primarily of interest expense on borrowings, deferred loan fee amortization and line of credit commitment fees, was $1.2 million in the first half of 2018 compared to $0.7 million in the first half of 2017. Net interest expense increased the first half of 2018 as a result of the overall increase in the interest rate environment compared to the prior year period. We also capitalized approximately $96,000 of interest during the first half of 2017 as interest was incurred to fund new restaurant construction. We did not capitalize any interest expense during the first half of 2018.

Write-Off of Deferred Financing Costs. During the first half of 2017 we amended our credit facility to provide additional flexibility with financial covenants and also decreased our Revolver from $45 million to $30 million and shortened the maturity date to October 12, 2019. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the Amendment of approximately $0.5 million during the six months ended June 30, 2017.

Subsequently, during the first half of 2018 we amended our credit facility to provide additional flexibility with financial covenants and also decreased our Revolver from $30 million to $25 million and further reduces the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Additionally, the Amendment extended the maturity date to January 12, 2020. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the Amendment of approximately $37,000 during the six months ended June 30, 2018.

Income Tax Expense (Benefit). Income tax benefit was $15,000 during the six months ended June 30, 2018 and primarily related to the prior year-end true-up associated with our over accrual of our income tax reserve. However, income tax expense was $50,000 during the six months ended June 30, 2017 and related to state income tax expenses for which no state net operating loss carryforwards or other credits exist.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of June 30, 2018, we had a cash and cash equivalents and short-term investment balance totaling $5.4 million that we expect to utilize, along with cash flow from operations, and the available amounts under our credit facility, to provide capital to support our business, to maintain and refurbish our existing restaurants, to invest in technology to support our restaurants, and for general corporate purposes.

During our high growth phase, we required significant capital resources to construct and equip each restaurant. We are slowing the pace of growth of new restaurant development in 2018, therefore, our capital requirements will be significantly less than in previous years.

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

We opened one restaurant at the Scottsdale Quarter in 2017 compared to eight restaurants in 2016 and seven restaurants in 2015. Our current plans for growth of the Kona Grill brand are through the franchising of restaurants both within and outside of the United States, which requires significantly less capital investment than developing new Company-owned units. We are focused on building sales, improving margins and generating cash flow to repay debt. We have significantly reduced capital spending from $8.8 million for the six months ended June 30, 2017 compared to $0.7 million in capital expenditures during the six months ended June 30, 2018. We expect to spend significantly less in capital expenditures throughout 2018, as we have slowed down our growth of new units.

On May 4, 2018, the Company issued to a single investor (the “Investor”) 2,651,261 shares of the Company’s Common Stock at a purchase price of $1.785 per share, which was equal to the closing bid price of the Company’s common stock on the date of the securities purchase agreement plus a five percent (5%) premium (the “Premium Purchase Price”). Following the private placement, the Investor beneficially owns approximately 19.9% of the Company’s common stock. Additionally, Berke Bakay, the Company’s Executive Chairman of the Board of Directors, acquired 492,997 shares of the Company’s common stock in the private placement at the Premium Purchase Price such that Mr. Bakay retained his current beneficial ownership of 15.7% following the private placement. Total net proceeds from the private placement were $5.5 million.

As of June 30, 2018, we had a working capital deficit of $4.3 million and outstanding borrowings under our credit facility of $33.7 million. As of June 30, 2018, net availability under the credit facility was $2.2 million, subject to compliance with certain covenants. We believe existing cash and cash equivalents and short-term investments of $5.4 million, the availability on our credit facility, and cash flow generated from operations will be sufficient to fund working capital and other cash requirements over the next 12 months.

Any reduction of our cash flow from operations or an inability to draw on our credit facility may cause us to take appropriate measures to generate cash. Our failure to raise capital when needed could impact our financial condition and results of operations and ability to continue as a going concern. Additional equity financing, to the extent available, would result in dilution to current stockholders and additional debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business and remain a going concern.

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

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ending March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ending December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ending June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ending March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ending June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ending September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter. The Company was in compliance with the fixed charge coverage ratio and the leverage ratio at June 30, 2018.

We utilized $3.75 million in proceeds from the May 2018 private placement to pay down the Revolver and permanently reduced the availability on the Revolver to $22.2 million as of June 30, 2018. At June 30, 2018, we had $33.7 million in outstanding borrowings, consisting of $20.0 million under the Revolver and $13.7 million under the Term Loan. As of June 30, 2018, net availability under the credit facility was $2.2 million, subject to compliance with certain covenants.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(218)	$1,064
Investing activities	(681)	(8,841)
Financing activities	1,192	6,894
Net change in cash and cash equivalents	$293	$(883)

Operating Activities. Our cash flows from operating activities used $0.2 million and provided $1.1 million of net cash during the first six months of 2018 and 2017, respectively. The year over year change in cash from operating activities is primarily due to, timing of payments for accounts payable and accrued expenses and receipt of tenant allowance reimbursements during the first half of 2018.

Investing Activities.  Capital expenditures for the first half of 2018 were $0.7 million, primarily associated with remodel and maintenance-related capital expenditures. Capital expenditures for the first half of 2017 were $8.8 million, primarily associated with our Scottsdale Quarter restaurant, which opened in June 2017, remaining capital expenditures for restaurants opened during the fourth quarter of 2016, and maintenance capital expenditures.

Financing Activities. Financing cash inflow decreased $5.7 million year over year. Financing cash flow for the six months ended June 30, 2018 consisted primarily of $5.5 million in net proceeds received from the issuance of common stock associated with our equity offering in May 2018, partially offset by $4.1 million in payments under our credit facility (including $3.75 million from the net proceeds of the equity offering) and $0.2 million for costs associated with the credit facilities amendment No. 4. Net cash provided by financing activities during the six months ended June 30, 2017 was $6.9 million and consisted primarily of $12.5 million of borrowings and $0.2 million of proceeds from stock option exercises, partially offset by $3.6 million for the repurchase of common stock under our October 2016 stock repurchase program, $2.1 million in payments under our Credit Facility and $0.2 million for debt issuance costs associated with Amendment No.1 to our Credit Facility.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements or obligations, other than operating leases, which are not classified as debt.

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

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions, discounts and sales taxes. The sales tax obligation is included in “Accrued expenses” on the unaudited Condensed Consolidated Balance Sheets until the taxes are remitted to the appropriate taxing authority. We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction.  As the unused balances of our gift cards are subject to the escheat or unclaimed property law, we recognize gift card breakage income upon escheatment. Gift card breakage income is recorded in “Revenue” on the unaudited Condensed Consolidated Statements of Operations and amounted to $36,000 and $200,000 during the six months ended June 30, 2018 and 2017, respectively. Prior to redemption, the outstanding balances of all gift cards are included in “Accrued expenses” in the accompanying unaudited Condensed Consolidated Balance Sheets.

We execute franchise agreements for units owned and operated by third parties. Our franchise agreements typically provide for upfront payment of territory and initial franchise fees in addition to subsequent royalty and advertising fees. Royalties and advertising fees are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. We recognize upfront territory and franchise fees received from a franchisee as revenue when the separate and distinct performance obligations associated with the fees are satisfied. We currently believe that the services we provide related to upfront fees we receive from franchisees such as territory or initial franchise fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees are recognized as revenue on a straight-line basis over the term of each respective franchise agreement upon store opening.  Upfront territory fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized on a pro rata basis as the franchisee opens each respective restaurant. Any such unamortized portion of fees received are presented in “Deferred rent and other long-term liabilities” in our unaudited Condensed Consolidated Balance Sheets. The unamortized portion of fees received totaled $0.6 million and $0.9 million as of June 30, 2018 and December 31, 2017, respectively.  Additionally, we capitalize certain costs to obtain or fulfill a contract that represent incremental costs that can be tied directly to obtaining and executing a contract. We amortize these costs over the life of the customer relationship. Costs to obtain a contract are less than $0.1 million as of June 30, 2018 and zero as of December 31, 2017 and are presented in “Other assets” in our unaudited Condensed Consolidated Balance Sheets.

Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to “Accumulated deficit” effective January 1, 2018. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in “Deferred rent and other long-term liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheet as of June 30, 2018. In addition to the changes presented above, we have historically recognized sales commissions as a component of general and administrative expenses as they are incurred. Under the new standard, certain sales commissions will be capitalized and amortized to general and administrative expense over the expected life of the customer relationship. We recognized less than a $0.1 million cumulative effect adjustment to “Accumulated deficit” with an increase to “Other assets” as of January 1, 2018.

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

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended June 30, 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On July 27, 2017, the Company received a letter from an attorney purporting to represent two stockholders of the Company. The letter relates to a proposal to amend the Company’s 2012 Stock Award Plan (the “Plan”) that was brought before the Company’s shareholders at its 2015 annual stockholders’ meeting. The letter claims that although the Plan amendment received affirmative votes from stockholders holding 57.7% of the shares present and entitled to vote on the proposal, it was not duly approved by the appropriate voting standard. The Company investigated the claims made in the letter and determined that the Plan amendment did not receive sufficient votes to adopt the amendment in accordance with the Company’s bylaws. The Company has determined which stock options granted by the Company since April 2015 were not within the number of shares reserved under the Plan prior to the 2015 amendment (the “Excess Stock Options”). All of the Excess Stock Options were issued in 2016 and 2017 to an aggregate of 13 employees and directors at exercise prices of $14.26 and $8.15 per share, far in excess of the current trading price. The Company also determined that none of the Excess Stock Options have been exercised. The Company entered into amendments with each of the 11 holders of Excess Stock Options who are still employees or directors of the Company. The amendments specify that such Excess Stock Options cannot be exercised until further stockholder approval is obtained for an amendment to the Plan that increases the authorized shares. Therefore, the Company believes it has taken appropriate corrective action. On April 12, 2018, the Company received a letter from Nasdaq regarding this matter. The letter stated that, although the Company violated the Rule as a result of the excess option grants, the Company has regained compliance with the Rule due to having procured the amendments from such option holders. The letter confirmed that, subject to certain disclosure requirements, the matter is now closed. At the May 8, 2018 Annual Meeting of Stockholders, the Plan amendment received a sufficient vote from stockholders to approve the Plan amendment. In July 2018, we entered into a confidential settlement agreement and the matter is now resolved.

Also, on July 27, 2017, a class action complaint was filed against Kona Sushi, Inc., a wholly-owned subsidiary of the Company, by Mitchell Boots, individually and on behalf of a Proposed Rule 23 Class, in the United States District Court for Minnesota claiming, among other things, that the Company violated Minnesota gratuity/tip pooling laws with respect to certain classes of restaurant employees. The plaintiff has brought claims on behalf of a putative Minnesota class and a putative national class of employees. On October 25, 2017, the plaintiff amended the complaint to withdraw the national class claims and other common law claims, leaving one claim on behalf of a putative Minnesota class, and added a second named Plaintiff, Tracy Fortman.  On June 15, 2018, a revised pre-trial scheduling order was issued by the District Court, setting pre-trial dates and setting a trial date of April 1, 2019.  The parties participated in mediation on August 3, 2018, which concluded without resolution. Therefore, the matter will proceed in accordance with the court-scheduled dates. The Company does not expect the result of such complaint to have a material adverse effect on the Company. However, there is no assurance that any adverse ruling or settlement in this matter would not have a material impact on the Company’s cash position and operations.

On November 29, 2017, Continental Atrium Corporation filed a complaint for damages in the Superior Court for the State of California for the County of Los Angeles alleging, among other things, that the Company breached its written contract relating to the Company’s decision in April 2017 to not move forward with the construction of a restaurant as discussed in Note 11 above (the “Complaint”). The Complaint alleges that beginning no later than August 15, 2017, the Company failed to pay rent and other amounts owed to the plaintiff. In May 2018, the Company entered into a settlement agreement for $0.6 million and made an initial payment of $0.5 million during the second quarter of 2018 with the remaining payment of $0.1 million due within one year from the settlement date. As of June 30, 2018, we had $0.1 million in lease termination and exit costs recorded in “Accrued expenses in the accompanying unaudited Condensed Consolidated Balance Sheets associated with this matter. On June 11, 2018, a notice of entry of dismissal with prejudice was filed and this matter is now closed.

Item 1A. Risk Factors

Other than the additional risk described below, there have been no material changes in our risk factors since our annual report on Form 10-K for the year ended December 31, 2017. A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2017. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks, and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

The following risk factor is in addition to those set forth in the 2017 Form 10-K:

If we fail to properly execute our franchise program, it may have a negative impact on our financial results.

Our current business strategy is to utilize franchised restaurants for expansion of our business in the U.S. as well as outside the U.S. Our ability to execute on this strategy will depend on various factors, including our ability to attract and retain franchisees of adequate quality, the identification of suitable new locations and negotiation of acceptable leases or purchase terms, regulatory compliance, ability to meet construction schedules, the financial and other capabilities of our franchisees and our ability to manage this anticipated expansion. Many of these factors are beyond our control or that of our franchisees, and there is no assurance that we can successfully carry out our franchising strategy. Our growth and success also depend upon the ability of our franchisees to successfully open their restaurants and operate these restaurants to our standards and promote the Kona Grill brand. Although we will impose operating standards on our franchisees, each franchisee will operate its restaurant independently. We cannot assure you that our franchisees will be able to successfully operate Kona Grill restaurants consistent with our standards, which could reduce their sales and our franchise royalties, and could adversely affect our financial results and our ability to leverage the Kona Grill brand.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

In May 2018, the Company issued to a single investor (the “Investor”) 2,651,261 shares of the Company’s Common Stock at a purchase price of $1.785 per share, which was equal to the closing bid price of the Company’s common stock on the date of the securities purchase agreement plus a five percent (5%) premium (the “Premium Purchase Price”). Following the private placement, the Investor beneficially owns approximately 19.9% of the Company’s common stock. Additionally, Berke Bakay, the Company’s Executive Chairman of the Board of Directors, acquired 492,997 shares of the Company’s common stock in the private placement at the Premium Purchase Price. Total net proceeds from the private placement were $5.5 million.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

_____________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.

/s/ James Kuhn
James Kuhn President and Chief Executive Officer (Principal Executive Officer)

/s/ Christi Hing
Christi Hing Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 9, 2018