Form 10-Q
period 2018-09-30
KONA GRILL INC
filed 2018-11-08
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐      No ☒

As of October 31, 2018, there were 13,260,321 shares of the registrant’s common stock outstanding.

KONA GRILL, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

KONA GRILL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,904	$5,042
Short-term investments	58	58
Receivables	394	1,371
Inventory	1,523	1,706
Prepaid expenses and other current assets	934	867
Total current assets	6,813	9,044
Other assets	1,022	1,116
Property and equipment, net	70,755	81,639
Total assets	$78,590	$91,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,041	$2,890
Accrued expenses	10,548	12,934
Current portion of long-term debt, net	1,022	779
Total current liabilities	14,611	16,603
Long-term debt, net	32,349	36,921
Deferred rent and other long-term liabilities	28,784	32,612
Total liabilities	75,744	86,136
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 13,376,521 shares issued and 13,260,321 shares outstanding at September 30, 2018; 10,225,915 shares issued and 10,109,715 shares outstanding at December 31, 2017	134	102
Additional paid-in capital	92,202	86,227
Accumulated deficit	(88,490)	(79,666)
Treasury stock, at cost, 116,200 shares at September 30, 2018 and December 31, 2017	(1,000)	(1,000)
Total stockholders’ equity	2,846	5,663
Total liabilities and stockholders’ equity	$78,590	$91,799

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$37,435	$44,390	$121,798	$136,592
Costs and expenses:
Cost of sales	9,690	12,038	31,220	37,587
Labor	13,837	16,343	44,222	50,172
Occupancy	4,084	4,154	12,512	12,435
Restaurant operating expenses	6,163	7,327	19,123	22,142
General and administrative	2,534	3,297	9,158	10,013
Preopening expenses	—	13	—	810
Depreciation and amortization	3,421	3,982	10,142	11,277
Asset impairment charge	—	30	—	30
Lease termination costs and other	2,195	8	2,120	1,392
Total costs and expenses	41,924	47,192	128,497	145,858
Loss from operations	(4,489)	(2,802)	(6,699)	(9,266)
Write-off of deferred financing costs	—	—	37	472
Interest expense, net	617	500	1,845	1,214
Loss before income taxes	(5,106)	(3,302)	(8,581)	(10,952)
Income tax expense (benefit)	8	21	(7)	71
Net loss	$(5,114)	$(3,323)	$(8,574)	$(11,023)

Net loss per share:
Basic and diluted	$(0.39)	$(0.33)	$(0.72)	$(1.09)

Weighted average shares used in computation:
Basic and diluted	13,259	10,102	11,828	10,126

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(8,574)	$(11,023)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,052	11,261
Stock-based compensation	464	746
Amortization of deferred financing costs	193	133
Loss on disposal of assets	90	16
Write-off of deferred financing costs	37	472
Asset impairment charge	—	30
Lease termination and exit costs	957	1,392
Franchise Termination	(456)	—
Gain on Insurance recoveries	(64)	—
Other, net	—	—
Change in operating assets and liabilities:
Receivables	884	(52)
Prepaid expenses and other current assets	149	640
Accounts payable	133	(390)
Accrued expenses	(3,407)	(1,920)
Deferred rent and other long-term liabilities	(1,326)	2,292
Net cash (used in) provided by operating activities	(868)	3,597

Investing activities
Purchases of property and equipment	(1,394)	(11,190)
Insurance proceeds received on damaged equipment	64	—
Change in other assets	53	34
Net cash used in investing activities	(1,277)	(11,156)

Financing activities
Borrowings from revolving credit facility	—	13,500
Repayments on revolving credit facility	(3,750)	(1,750)
Repayments on term loan	(563)	(562)
Fees paid for credit facility	(223)	(276)
Purchase and retirement of common stock	—	(3,572)
Proceeds from issuance of common stock, net of issuance costs	5,532	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	11	254
Net cash provided by financing activities	1,007	7,594

Net change in cash and cash equivalents	(1,138)	35
Cash and cash equivalents at the beginning of the period	5,042	3,476
Cash and cash equivalents at the end of the period	$3,904	$3,511

Supplemental disclosure of cash flow information
Cash paid for interest, net of capitalized interest	$1,795	$1,214
Cash paid for income taxes, net of refunds	$58	$74

Noncash investing activities
Accounts payable and accruals related to property and equipment	$100	$299

See accompanying notes to condensed consolidated financial statements.

KONA GRILL, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns, operates and franchises upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location. As of September 30, 2018, we owned and operated 44 restaurants in 22 states throughout the United States and Puerto Rico. We have two international franchise partners who opened Kona Grill locations in Dubai, United Arab Emirates; and Vaughan (Toronto), Canada in 2017. Our chief operating decision maker function is comprised of our Chief Executive Officer, Chief Financial Officer, and Executive Chairman of the Board who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Liquidity

The Company has incurred losses resulting in an accumulated deficit of $88.5 million and outstanding borrowings under a credit facility of $33.5 million as of September 30, 2018. As of September 30, 2018, the Company has cash and cash equivalents and short-term investment balance totaling $4.0 million and net availability under the credit facility of $2.2 million, subject to compliance with certain covenants. The Company has implemented various initiatives to increase sales and reduce costs to increase profitability. Management expects to utilize existing cash and cash equivalents and short-term investments, along with cash flow from operations, and the available amounts under the credit facility, to provide capital to support the business, to maintain and refurbish existing restaurants, and for general corporate purposes. Any reduction of cash flow from operations or an inability to draw on the credit facility may cause the Company to take appropriate measures to generate cash. The failure to raise capital when needed could impact the financial condition and results of operations. Additional equity financing, to the extent available, may result in dilution to current stockholders and additional debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict the Company’s ability to operate the business. There can be no assurance that the Company will be successful in its plans to increase profitability or to obtain alternative capital and financing on acceptable terms, when required or if at all.

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

We adopted the new standard to all contracts at the date of initial application, effective January 1, 2018, retrospectively with the cumulative effect of approximately $0.3 million as a change to accumulated deficit as a result of initially applying the amended guidance. We have applied the guidance to the most current period presented in the financial statements issued subsequent to the adoption date. However, had we adopted the standard as of January 1, 2017, our revenue and operating loss for the three and nine months ended September 30, 2017 would have decreased by $0.1 million as we recognized the upfront territory and franchise fee upon our first franchise location store opening in August 2017. Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to accumulated deficit. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in deferred rent and other long-term liabilities on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2018.

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

During the second quarter of 2018, we terminated the development and franchise agreements with our franchise partner in Mexico as a result of the franchisee ceasing to do business at the franchised restaurant. As a result, we recognized $0.3 million of revenue associated with the remaining deferred upfront territory and franchise related fees. Additionally, during the third quarter of 2018, we amended our development agreement with our franchise partner in the UAE to reduce the number of restaurants to be developed under the agreement from six to three. As such, we recognized $0.2 million of revenue associated with the deferred upfront territory fees in connection with the amendment.

Stock-Based Compensation

In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-09,”Stock Compensation (Topic 718) Scope of Modification Accounting”, which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow. The Company adopted ASU 2016-15 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

Leases

In February 2016, ASC Topic 842, “Leases”, was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. Lessees can make an accounting policy election by class of underlying asset not to recognize a ROU asset and corresponding lease liability for leases with a term of 12 months or less. We are required to apply the leasing standard for annual reporting periods (including interim periods therein) beginning after December 15, 2018. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the requirements of ASU 2016-02 effective January 1, 2019, the first day of fiscal year 2019, and will use the cumulative-effect transition method. The Company anticipates taking advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases, and lease classifications for existing or expired leases, and initial direct costs for existing leases, and the Company is further evaluating other optional practical expedients. Based upon a preliminary assessment, the Company expects that substantially all of the operations lease commitments will be subject to the new guidance. We are currently performing an assessment of the revised standard and assessing our existing lease portfolio in order to determine the impact to our accounting systems, processes and internal control over financial reporting. To date, we have reviewed a sample of contracts that are representative of our current lease environment. Based upon a preliminary assessment, the Company expects that substantially all of the operations lease commitments will be subject to the new guidance. We expect the adoption of this guidance to have a material impact on our consolidated financial statements; however, the effect is not currently estimable.

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

Internal Use Software

In August 2018, the FASB issued ASU No. 2018-15, (“ASU 2018-15”) to provide additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update on the accounting for implementation, setup, and other upfront costs (collectively referred to as implementation costs) apply to entities that are a customer in a hosting arrangement. The amendments in this update require an entity to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. For all public business entities, the guidance is effective for fiscal years beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. While the Company has entered into hosting arrangements, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements; however, the effect is not currently estimable.

Stockholders’ Equity

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company anticipates its first presentation of changes in shareholders' equity will be included in its Form 10-Q for the first quarter of fiscal year 2019.

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

The following table sets forth the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Numerator:
Net loss	$(5,114)	$(3,323)	$(8,574)	$(11,023)
Denominator:
Weighted average shares — Basic	13,259	10,102	11,828	10,126
Effect of dilutive stock options	—	—	—	—
Weighted average shares — Diluted	13,259	10,102	11,828	10,126
Net loss per share:
Basic and diluted	$(0.39)	$(0.33)	$(0.72)	$(1.09)

Stock options outstanding that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive were 0.7 million for the three months and nine months ended September 30, 2018, and 1.0 million for the three and nine months ended September 30, 2017, respectively.

4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Leasehold improvements	$112,787	$114,346
Equipment	29,483	29,596
Furniture and fixtures	12,133	11,798
	154,403	155,740
Less accumulated depreciation and amortization	(84,491)	(75,429)
	69,912	80,311
Construction in progress	843	1,328
Total property and equipment, net	$70,755	$81,639

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the development and construction period. For the three and nine months ended September 30, 2018, no direct internal payroll or travel costs were capitalized. Capitalized costs were $0.1 million and $0.6 million for the three and nine months ended September 30, 2017, respectively.

We regularly review restaurants that generate negative cash flow and those that are being considered for closure to determine if impairment testing is warranted. At any given time, we may be monitoring a small number of locations, and future impairment charges could be required if individual restaurant performance does not improve or we make the decision to close a restaurant. During the three and nine months ended September 30, 2018, we wrote-off $1.8 million and $2.0 million of long-lived assets primarily associated with our decision to close two underperforming restaurants. This charge is reflected within “Lease termination costs and other” in the accompanying unaudited Condensed Consolidated Statements of Operations. See Note 11 for further discussion.

During 2017, we recorded non-cash asset impairment charges of $9.3 million for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value which was determined using a discounted cash flow model or the market value of each restaurant’s assets. While we believe that our estimates of fair value are appropriate, we will continue to monitor the asset values of each individual restaurant.  Additionally, should actual values differ materially from our estimates, we may be required to record impairment charges in the future.

5.	Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued payroll and benefits	$3,667	$4,290
Gift cards	2,319	3,995
Lease termination (Note 11)	1,715	1,048
Sales and use taxes	883	1,275
Business and income taxes	350	514
Accrued occupancy	399	249
Accrued construction and remodel	15	209
Other	1,200	1,354
Total accrued expenses	$10,548	$12,934

6.	Debt and Credit Agreements

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

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ending March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ending December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ending June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ending March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ending June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ending September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter. The Company was in compliance with the fixed charge coverage ratio and the leverage ratio at September 30, 2018.

Debt consists of the following at September 30, 2018 and December 31, 2017:

		September 30, 2018			December 31, 2017
	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Jan. 2020	$226	$20,000	$20,000	$23,750
Term Loan	Jan. 2020	129	13,500	13,500	14,063
Total debt		$355	$33,500	33,500	37,813
Debt issuance costs presented with debt (a)				(129)	(113)
Total debt, net				33,371	37,700
Less: current portion, net				1,022	779
Long-term debt, net				$32,349	$36,921

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of September 30, 2018 and December 31, 2017. The deferred financing costs related to the Revolver continue to be presented as an asset and are included in both Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

(b)	Our Revolver and Term Loan bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

The interest rate under Amendment No. 4 is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 2.0% to 5.0% and the base rate margins range from 1.0% to 4.0%. For such times when the leverage ratio is greater than or equal to 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 4.0% and 5.0%, respectively. For such times when the leverage ratio is greater than or equal to 5.5 but less than 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 3.5% and 4.5%, respectively. Payments on the Term Loan are due quarterly and are subject to acceleration upon certain events as defined in the Second Amended and Restated Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. The weighted average interest rate as of September 30, 2018 and December 31, 2017 was approximately 6.3% and 5.7%, respectively.

We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. For such times when the leverage ratio is greater than 4.25, the commitment fee annual rate will be 0.50%. The commitment fee is payable quarterly in arrears. We incurred commitment fees of $3,000 and $8,000 for the three months ended September 30, 2018 and 2017, respectively. We incurred commitment fees of $11,000 and $55,000 for the nine months ended September 30, 2018 and 2017, respectively.

We utilized $3.75 million in proceeds from the May 2018 private placement to pay down the Revolver and permanently reduced the availability on the Revolver to $22.2 million as of September 30, 2018. At September 30, 2018, we had $33.5 million in outstanding borrowings and $2.2 million available under the credit facility, subject to compliance with certain covenants. We incurred gross interest expense of $0.6 million and $0.5 million during the three months ended September 30, 2018 and 2017, respectively. We incurred gross interest expense of $1.8 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively.

Our current projections indicate that we will maintain the outstanding borrowings for the next 12 months and, thus, all borrowings under the credit facility are classified as long-term debt, except for amounts payable in the next 12 months, which are classified as current.

7.	Income Taxes

We recorded income tax expense of $8,000 and $21,000 during the three months ended September 30, 2018 and 2017, respectively and recorded a net income tax benefit of $7,000 during the nine months ended September 30, 2018 which consists of a revised estimate of state income tax expense. We recorded income tax expense of $71,000 during the nine months ended September 30, 2017, which consists of state income tax expenses for which no net operating losses or other credits exist.

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

As of September 30, 2018, we have not finalized our accounting for the tax effects of the enactment of the Tax Act. We are still analyzing certain aspects of the Tax Act and refining our calculations, which could potentially affect the provisional measurement of these balances. Our 2017 income tax returns were completed and submitted by October 15, 2018 and analysis of potential impact to provisional amounts has been initiated and any necessary adjustments will be recorded in the fourth quarter of 2018. Based on our current estimates, we do not anticipate any net change to our deferred tax balances as we anticipate a full valuation allowance will remain in place. Due to the continued full valuation allowance no provisional amounts are recorded at September 30, 2018.

8.	Stock-Based Compensation

The fair value of stock options granted during the nine months ended September 30, 2018 and 2017 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Nine Months Ended September 30,
	2018	2017
Expected volatility	65.7%	50.8%
Risk-free interest rate	2.4%	1.6%
Expected option life (in years)	3.5	3.5
Dividend yield	0.0%	0.0%
Weighted average fair value per option granted	$0.77	$3.11

The following table summarizes our stock option activity for the nine months ended September 30, 2018:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding options at December 31, 2017	1,012,871	$14.12
Granted	193,180	1.60
Forfeited	(294,577)	12.45
Exercised	—	—
Outstanding options at September 30, 2018	911,474	$12.01	2.6	$131,000
Exercisable at September 30, 2018	568,668	$15.41	2.0	$27,000

We recognized stock-based compensation expense of $0.1 million and $0.3 million in the three months ended September 30, 2018 and 2017, respectively and $0.5 million and $0.7 million in the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, there was $0.5 million of unrecognized stock-based compensation expense related to unvested stock-based compensation awards, which is expected to be recognized over a weighted average period of 1.9 years.

The total shares of common stock reserved for issuance totaled 3.7 million, of which 1.4 million shares were available for grant as of September 30, 2018.

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

As a condition of the private placement, a designee of the Investor has been appointed to the Company’s Board of Directors and the Company has agreed to continue to nominate such Investor designee so long as the Investor beneficially owns a minimum of 10% of our common stock. Additionally, we have agreed to file registration statements in the future to register the securities issued in the private placement upon the demand of the Investor.

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

Legal Matters

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

Also, on July 27, 2017, a class action complaint was filed against Kona Sushi, Inc., a wholly-owned subsidiary of the Company, by Mitchell Boots, individually and on behalf of a Proposed Rule 23 Class, in the United States District Court for Minnesota claiming, among other things, that the Company violated Minnesota gratuity/tip pooling laws with respect to certain classes of restaurant employees. The plaintiff has brought claims on behalf of a putative Minnesota class and a putative national class of employees. On October 25, 2017, the plaintiff amended the complaint to withdraw the national class claims and other common law claims, leaving one claim on behalf of a putative Minnesota class, and added a second named Plaintiff, Tracy Fortman. On June 15, 2018, a revised pre-trial scheduling order was issued by the District Court, setting pre-trial dates and setting a trial date of April 1, 2019. The parties participated in mediation on August 3, 2018, which concluded without resolution. Therefore, the matter will proceed in accordance with the court-scheduled dates. As we intend to diligently defend this matter we believe the possible loss or range of loss cannot be determined at this time, and therefore we have not accrued any costs associated with this matter as of September 30, 2018. The Company does not expect the result of such complaint to have a material adverse effect on the Company. However, there is no assurance that any adverse ruling or settlement in this matter would not have a material impact on the Company’s cash position and operations.

On September 14, 2018, The Irvine Company filed a complaint for damages in the Superior Court for the State of California for the County of Orange alleging, among other things, that the Company breached its written contract relating to the Company’s decision to close its restaurant in Irvine, California as discussed in Note 11. A case management conference is scheduled December 19, 2018.  The estimated lease termination and exit costs are further described in Note 11 below.

11.	Lease Termination and Exit Costs

We continue to focus on improving the overall profitability of our Company, which includes among other things, evaluating underperforming restaurants for potential restaurant closure. When we make the decision to close a restaurant, we record a lease charge for the expected lease termination costs to be incurred. There is uncertainty in the estimates of future lease costs and sublease recoveries. In addition, an impairment charge is recognized for any remaining carrying value of certain restaurant assets.

During the second quarter of 2017 we decided not to move forward with the development of a restaurant. We previously recognized $1.4 million in charges associated with the estimated costs to terminate the lease which we ultimately settled for $0.6 million in the second quarter of 2018. During the second quarter of 2018, we also decided not to pursue opening a restaurant for which we had a signed lease and entered into a lease termination agreement with the landlord for $0.2 million. As such, we recorded a $0.2 million lease termination accrual, as well as a $0.2 million asset impairment charge associated with this particular lease agreement.

Additionally, following an evaluation of underperforming restaurants, we decided to close two restaurants during the third quarter of 2018. In connection with these restaurant closures we recognized non-cash asset impairment charges and other exit related costs, offset by the write-off of deferred rent liability, within “Lease termination costs and other” in the accompanying unaudited Condensed Consolidated Statements of Operations. Such costs consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands)
Lease termination costs	$2,805	$—	$2,624	$1,048
Write-off of deferred rent liability	(2,470)	—	(2,470)	(510)
Asset impairment charge	1,775	8	2,004	854
Total lease termination and exit costs	$2,110	$8	$2,158	$1,392

The lease termination and exit cost accrual is included in “Accrued expenses” on the accompanying unaudited Condensed Consolidated Balance Sheets. Activities associated with the lease termination and exit cost accrual are summarized below (in thousands):

Lease Exit Costs
Lease termination and exit costs accrued at December 31, 2017	$1,048
Lease termination and exit-related costs(1)	3,047
Cash payments	(1,700)
Adjustments	(423)
Lease termination and exits costs accrued at September 30, 2018	$1,972

(1)     Amounts include $250,000 of lease liability recorded in “Deferred rent and other long-term liabilities” as certain payments are due in 2020 and approximately $7,000 of other exit related costs are recorded in “Accounts payable” in the accompanying unaudited Condensed Consolidated Balance Sheets.

12. Subsequent Event

On November 8, 2018 the Company announced that its board of directors appointed Marcus Jundt and Steven Schussler, current members of the Company’s board of directors, to succeed James Kuhn as Co-Chief Executive Officers. In connection with the departure of James Kuhn, the Company will record severance related charges during the fourth quarter of 2018 pursuant to the terms of his Employment Agreement filed on September 7, 2018.

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

Overview

We currently own and operate 44 restaurants located in 22 states and Puerto Rico. From 2013 to 2017, we grew organically through opening new restaurants and doubled the number of restaurants from 23 to 44. Our unit growth rate was 22% in 2016, with eight openings during the year and we had 23% unit growth rate in 2015 with seven restaurant openings. We opened one restaurant in 2017. We closed two underperforming restaurants during the third quarter of 2018 and are continuing to evaluate the performance of underperforming restaurants and assess for potential closure. We believe that slowing the pace of growth will allow us to focus our time and attention on restaurant operations and improving financial performance.

We continue to explore potential opportunities for market expansion through franchised restaurants. In 2016, we signed an agreement for the development of six Kona Grill restaurants in the United Arab Emirates, which was subsequently amended in the third quarter of 2018 to reduce the number of Kona Grill restaurants from six to three. This resulted in the recognition of $0.2 million in revenue associated with the upfront territory fees that were previously deferred. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Vaughan, Canada. The agreement allows our franchisee the right to develop additional restaurants in the Toronto market for a specified period of time following the opening of the first restaurant. Our international franchise partners in the UAE and Canada opened a Kona Grill restaurant in their respective countries in the second half of 2017 and we expect our UAE partners to open a second restaurant in 2020. Under the franchise model, we will provide training and operational support to our partners without committing or putting at risk capital for restaurant construction.

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

Key Measures We Use to Evaluate Our Company

Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base after it has been in operation for more than 18 months. We adjust the sales included in the same-store sales calculation for restaurant closures so that the periods will be comparable. Same-store sales growth can be generated by an increase in customer traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

Sales per Square Foot. Sales per square foot is a measure of a restaurant’s productivity and represents the amount of sales generated for each square foot.

Average Unit Volume. Average unit volume represents the average restaurant sales for the comparable restaurant base.

Restaurant Operating Profit. Restaurant operating profit is defined as revenue minus cost of sales, labor, occupancy, and restaurant operating expenses. Restaurant operating profit does not include general and administrative expenses, depreciation and amortization, or preopening expenses. We believe restaurant operating profit is an important component of financial results because it is a widely-used metric within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance prior to application of corporate overhead. We use restaurant operating profit as a percentage of revenue as a key metric to evaluate our restaurants’ financial performance compared with our competitors. This measure provides useful information regarding our financial condition and results of operations and allows investors to assess future financial results and to compare restaurant level profitability.

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

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue percentage change	(15.7)%	2.4%	(10.8)%	8.5%
Same-store sales percentage change	(14.1)%	(7.2)%	(11.6)%	(5.6)%
Average unit volume (in thousands)	$838	$1,004	$2,685	$3,163
Sales per square foot (in thousands)	$116	$138	$371	$438
Restaurant operating profit (in thousands)	$3,661	$4,528	$14,721	$14,256
Restaurant operating profit as a percentage of revenue	9.8%	10.2%	12.1%	10.4%
EBITDA (in thousands)	$(1,068)	$1,180	$3,406	$1,539
EBITDA as a percentage of revenue	(2.9)%	2.7%	2.8%	1.1%
Adjusted EBITDA (in thousands)	$1,141	$1,218	$5,701	$3,433
Adjusted EBITDA as a percentage of revenue	3.0%	2.7%	4.7%	2.5%

The table below sets forth a reconciliation of Net Loss to EBITDA, Adjusted EBITDA and restaurant operating profit to the most comparable U.S. GAAP measure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(In thousands)
Net loss	$(5,114)	$(3,323)	$(8,574)	$(11,023)
Income tax expense (benefit)	8	21	(7)	71
Interest expense, net	617	500	1,845	1,214
Depreciation and amortization	3,421	3,982	10,142	11,277
EBITDA	$(1,068)	$1,180	$3,406	$1,539
Asset impairment charge	—	30	—	30
Lease termination costs and other (1)	2,210	8	2,258	1,392
Write-off of deferred financing costs	—	—	37	472
Adjusted EBITDA	$1,142	$1,218	$5,701	$3,433
General and administrative	2,534	3,297	9,158	10,013
Preopening expense	—	13	—	810
Gain on insurance recoveries(1)	(15)	—	(138)	—
Restaurant operating profit	$3,661	$4,528	$14,721	$14,256

(1)     Amounts include approximately $0.1 million of litigation settlement costs which are included in “Lease termination costs and other” in the accompanying unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.

	Percentage of Revenue		Percentage of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	(13.7)%	(7.5)%	(7.0)%	(8.1)%
Income tax expense (benefit)	—	—	—	8.3
Interest expense, net	1.6	1.1	1.5	0.9
Depreciation and amortization	9.1	9.0	8.3	0.1
EBITDA	(2.9)	2.7	2.8	1.1
Asset impairment charge	—	0.1	—	—
Lease termination costs and other	5.9	—	1.9	1.0
Write-off of deferred financing costs	—	—	0.0	0.3
Adjusted EBITDA	3.0	2.7	4.7	2.5
General and administrative	6.8	7.4	7.5	7.3
Preopening expense	—	—	—	0.6
Gain on insurance recoveries	—	—	(0.1)	—
Restaurant operating profit	9.8%	10.2%	12.1%	10.4%

 Certain amounts may not sum due to rounding.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of revenue of certain items in our financial statements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	100%	100%	100%	100%
Costs and expenses:
Cost of sales	25.9	27.1	25.6	27.5
Labor	37.0	36.8	36.3	36.7
Occupancy	10.9	9.4	10.3	9.1
Restaurant operating expenses	16.5	16.5	15.7	16.2
General and administrative	6.8	7.4	7.5	7.3
Preopening expenses	—	—	—	0.6
Depreciation and amortization	9.1	9.0	8.3	8.3
Asset Impairment charge	0.0	0.1	—	—
Lease termination costs and other	5.9	—	1.7	1.0
Total costs and expenses	112.0	106.3	105.5	106.8
Loss from operations	(12.0)	(6.3)	(5.5)	(6.8)
Write-off of deferred financing costs	—	—	—	0.3
Interest expense, net	1.6	1.1	1.5	0.9
Loss before income taxes	(13.6)	(7.4)	(7.0)	(8.0)
Income tax (expense) benefit	—	0.1	—	0.1
Net loss	$(13.7)%	(7.5)%	$(7.0)%	$(8.1)%

Certain amounts may not sum due to rounding.

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Revenue. Revenue decreased $7.0 million, or 15.7%, to $37.4 million during the third quarter of 2018 from $44.4 million in the third quarter of 2017. Our same-store sales decreased 14.1% year over year, driven primarily by a decrease in customer traffic compared to the prior year period as a result of our strategic reduction in happy hour times and $5 food offerings, elimination of certain other customer discounts and reducing store hours for certain of our restaurants (closing one hour earlier on weekdays). The above changes are part of the Company’s strategic initiatives to improve operating margins and drive overall profitability.

Cost of Sales. Cost of sales decreased $2.3 million, or 19.5% to $9.7 million in the third quarter of 2018 compared to $12.0 million in the same prior year period with the decrease primarily attributable to the reduction in revenue noted above and our continued efforts on enhancing recipes and streamlining processes to improve margins as part of the Company’s overall profitability improvement initiatives. As a percentage of revenues, cost of sales decreased to 25.9% for the third quarter of 2018 compared to 27.1% in the prior year quarter, due to strategic purchasing initiatives and an overall favorable commodities environment compared to the same prior year period.

Labor. Labor costs decreased $2.5 million, or 15.3%, to $13.8 million compared to $16.3 million during the prior year same quarter as a result of our continued efforts and emphasis on wage management, aligning the size of restaurant management teams to sales volume and a change in the management bonus program effective January 1, 2018. Labor expenses as a percentage of revenues increased slightly to 37.0% compared to the prior year period.

Occupancy. Occupancy expenses decreased $0.1 million, or 1.7%, to $4.1 million in the third quarter of 2018 compared to $4.2 million in the same prior year period. The decrease is primarily attributable to the closing of two restaurant locations during the third quarter of 2018. Occupancy expenses as a percentage of revenues increased to 10.9% in the third quarter of 2018 compared to 9.4% in the third quarter of 2017, attributable to an overall lower sales volume.

Restaurant Operating Expenses. Restaurant operating expenses decreased $1.1 million, or 15.9%, to $6.2 million in the third quarter of 2018 compared to $7.3 million in the same prior year period. The decrease is primarily attributable to a decrease in travel and relocation costs and variable operating expenses as a result of the lower sales volume. Restaurant operating expenses as a percentage of revenues remained flat at 16.5% for both the third quarter of 2018 and 2017, respectively.

General and Administrative. General and administrative expenses were $2.5 million and $3.3 million for the third quarter of 2018 and 2017, respectively. The $0.8 million decrease is primarily due to a decrease in labor and benefits from headcount reductions and a decrease in legal and consulting fees as part of the Company’s cost-savings initiatives. As a percentage of revenues, general and administrative expenses were 6.8% and 7.4% during the third quarter of 2018 and 2017, respectively.

Preopening Expenses. We did not record any preopening related expenses during the third quarter of 2018. Preopening expenses were $13,000 in the third quarter of 2017, attributable to the opening of one restaurant at the Scottsdale Quarter in June of 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $0.6 million or 14.1% to $3.4 million compared to $4.0 million in the same prior year period. Depreciation and amortization expense as a percentage of revenues was 9.1% and 9.0% for the third quarter of 2018 and 2017, respectively. The decrease was primarily attributable to the impact of fully depreciated assets during the quarter, the closure of two restaurants during the third quarter of 2018, and the decrease in certain long-lived assets as a result of the $9.3 million impairment charge recorded in the fourth quarter of 2017.

Lease Termination Costs and Other. Following an evaluation of underperforming restaurants, we decided to close two restaurants during the third quarter of 2018 and as a result recorded lease termination costs of $2.8 million, a non-cash asset impairment charge of $1.8 million, partially offset by the write-off of deferred rent liabilities of $2.5 million. Additionally, we recorded approximately $0.1 million of litigation settlement charges and insurance recoveries of $14,000.

Interest Expense, Net. Net interest expense, consisting primarily of interest expense on borrowings, deferred loan fee amortization and line of credit commitment fees, was $0.6 million in the third quarter of 2018 compared to $0.5 million in the third quarter of 2017. Net interest expense in the third quarter of 2018 includes interest expense on $33.5 million in borrowings under the credit line compared to $38.0 million in borrowings in the prior year period. The increase in interest expense compared to the prior year is due to an increase in interest rates as a result of increases in LIBOR over the past 12 months as well as higher loan rates as a result of the fourth amendment to the credit facility that was entered into during March 2018. We also capitalized approximately $39,000 of interest during the third quarter of 2017 as interest was incurred to fund new restaurant construction. We did not capitalize any interest expense during the third quarter of 2018.

Income Tax Expense. Income tax expense was $8,000 and $21,000 during the third quarter of 2018 and 2017, respectively, and related to state income tax expenses for which no state net operating loss carryforwards or other credits exist.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Revenue. Revenues decreased 10.8% to $121.8 million during the nine months ended September 30, 2018 from $136.6 million in the prior year period. Same-store sales decreased 11.6% in the first nine months of 2018 compared to a decrease of 5.6% in the first nine months of 2017 driven primarily by a decrease in customer traffic compared to the prior year period as part of a strategic reduction in happy hour times and $5 food offerings, elimination of certain other customer discounts and reducing unprofitable store hours for certain of our restaurants. This reduction in operating hours and changes in happy hour times/offerings is part of the Company’s strategic initiatives to improve operating margins and drive overall profitability.

Cost of Sales. Cost of sales decreased $6.4 million, or 16.9% to $31.2 million during the first nine months of 2018 compared to $37.6 million during the same period in the prior year, with the decrease primarily attributable to an overall lower sales volume. As a percentage of revenues, cost of sales was 25.6% compared to 27.5% during the same prior year period, primarily reflecting a favorable commodities environment and our continued efforts on enhancing recipes and processes to improve margins.

Labor. Labor costs in the first nine months of 2018 decreased $6.0 million, or 11.9% to $44.2 million compared to $50.2 million in the comparable prior year period, mainly due to the lower sales volume and our continued efforts and emphasis on wage management and recipe and process enhancements to improve labor productivity. Labor expenses as a percentage of revenues decreased to 36.3% compared to 36.7% in the prior year period.

Occupancy. Occupancy expenses increased $0.1 million or 0.6% to $12.5 million in the first nine months of 2018 compared to $12.4 million in the prior year period. The slight increase is attributable to our Scottsdale Quarter location which opened in the second quarter of 2017, partially offset by the closure of two restaurants during the third quarter of 2018. Occupancy expenses as a percentage of revenues were 10.3% in the first nine months of 2018 compared to 9.1% in the first nine months of 2017.

Restaurant Operating Expenses. Restaurant operating expenses decreased $3.0 million, or 13.6%, to $19.1 million during the first nine months of 2018 compared to $22.1 million in the same period in 2017. The decrease is primarily attributable to a decrease in advertising expenses, travel and relocation costs and professional services, as well as a reduction in variable expenses attributable to the lower sales volume, partially offset by an increase in delivery services fees and repair and maintenance related activity. Restaurant operating expenses as a percentage of revenues were 15.7% during the first nine months of 2018 compared to 16.2% in the first nine months of 2017.

General and Administrative. General and administrative expenses decreased by $0.8 million, or 8.5% to $9.2 million from $10.0 million year over year. However, general and administrative expenses as a percentage of revenues increased to 7.5% in the first nine months of 2018 compared to 7.3% in the prior year period as a result of an overall lower sales volume. The $0.8 million decrease in absolute dollars was attributable to the overall decrease in labor and benefits, including stock-based compensation expense as a result of headcount reductions and a decrease in consulting fees as part of the Company’s cost-savings initiatives.

Preopening Expenses. Preopening expenses in year to date 2017 were primarily attributable to the Scottsdale Quarter restaurant, which opened in June of 2017. No new restaurants have opened since June 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.2 million or 10.1% to $10.1 million compared to $11.3 million in the prior year period, primarily attributable to the impact of fully depreciated assets during the year and the decrease in certain long-lived assets as a result of the $9.3 million impairment charge recorded in the fourth quarter of 2017. Depreciation and amortization expense remained relatively flat as a percentage of revenues at 8.3% in the first nine months of 2018 and in the prior year period.

Lease Termination Costs and Other. We continue to monitor and evaluate our underperforming restaurants and as a result decided to close two restaurants and not pursue opening a restaurant for which we had a signed lease and entered into a lease termination agreement during the nine months ended September 30, 2018. As such, we recorded $2.6 million of lease termination costs and a non-cash impairment charge of $2.0 million offset by the write-off of deferred rent liabilities of $2.5 million. Additionally, we recorded approximately $0.1 million of litigation settlement charges offset by insurance recoveries of $137,000. In the second quarter of 2017, we recognized $1.4 million related to estimated lease termination costs and asset write-offs associated with the decision to not move forward with the construction of a restaurant.

Interest Expense, Net. Net interest expense, consisting primarily of interest expense on borrowings, deferred loan fee amortization and line of credit commitment fees, was $1.8 million in the first nine months of 2018 compared to $1.2 million in the first nine months of 2017. Net interest expense increased during the first nine months of 2018 as a result of the overall increase in the interest rate environment compared to the prior year period. We also capitalized approximately $135,000 of interest during the first nine months of 2017 as interest was incurred to fund new restaurant construction. We did not capitalize any interest expense during the first nine months of 2018.

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

Subsequently, during March 2018 we amended our credit facility to provide additional flexibility with financial covenants and also decreased our Revolver from $30 million to $25 million and further reductions in the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Additionally, the Amendment extended the maturity date to January 13, 2020. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the Amendment of approximately $37,000 during the nine months ended September 30, 2018.

Income Tax Expense (Benefit). Income tax benefit was $7,000 during the nine months ended September 30, 2018 and primarily related to state tax expense offset by the prior year-end true-up associated with an over accrual of our income tax reserve. Income tax expense was $71,000 during the nine months ended September 30, 2017 and related to state income tax expenses for which no state net operating loss carryforwards or other credits exist.

Potential Fluctuations in Quarterly Results and Seasonality

Our quarterly operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	profitability of our restaurants, especially in new markets;
●	increases and decreases in comparable restaurant sales;
●	labor availability and wages and benefits for hourly and management personnel;
●	timing of new restaurant openings and related expenses;
●	preopening costs for newly-opened restaurants and operating costs for those locations, which are often materially greater during the first several months of operation than thereafter;
●	timing of restaurant remodels and potential lost sales associated with remodel closure;
●	impairment of long-lived assets and any loss on restaurant closures;
●	costs related to any lease terminations, which could be significant, or fluctuations due to renegotiation of leases;
●	risks of execution of our franchising strategy in the U.S. as well as outside the U.S. and dependence on our franchisees to successfully open and operate their restaurants;
●	fluctuations in commodity and food protein prices;
●	changes in borrowings and interest rates;
●	general economic conditions;
●	weather conditions or natural disasters;
●	timing of certain holidays;
●	changes in government regulations;
●	settlements, damages and legal costs associated with litigation;
●	new or revised regulatory requirements and accounting pronouncements; and
●	changes in consumer preferences and competitive conditions.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements are for new restaurant construction, initiatives to improve the guest experience in our restaurants, working capital and general corporate needs. As of September 30, 2018, we had a cash and cash equivalents and short-term investment balance totaling $4.0 million that we expect to utilize, along with cash flow from operations, and the available amounts under our credit facility, to provide capital to support our business, to maintain and refurbish our existing restaurants, to invest in technology to support our restaurants, and for general corporate purposes.

During our high growth phase, we required significant capital resources to construct and equip each restaurant. We have slowed the pace of growth of new restaurant development in 2018, therefore, our capital requirements are significantly less than in previous years.

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

Future Capital Requirements

As previously mentioned, our capital requirements, including development costs related to the opening of new restaurants, have historically been significant. Over the past two years, we funded development of new restaurants and maintenance capital expenditure primarily from borrowings under our credit facility and cash flows from operations. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the pace of expansion and remodels, real estate markets, site locations, the nature of the arrangements negotiated with landlords, capital market accessibility and availability under our credit line.

We are focused on building sales, improving margins and generating cash flow to repay debt. We opened one restaurant at the Scottsdale Quarter in 2017 compared to eight restaurants in 2016 and seven restaurants in 2015. We have significantly reduced capital spending from $11.2 million for the nine months ended September 30, 2017 compared to $1.4 million in capital expenditures during the nine months ended September 30, 2018.

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

As of September 30, 2018, we had a working capital deficit of $7.8 million and outstanding borrowings under our credit facility of $33.5 million. As of September 30, 2018, net availability under the credit facility was $2.2 million, subject to compliance with certain covenants. We believe existing cash and cash equivalents and short-term investments of $4.0 million, the availability on our credit facility, and cash flow generated from operations will be sufficient to fund working capital and other cash requirements over the next 12 months.

Any reduction of our cash flow from operations or an inability to draw on our credit facility may cause us to take appropriate measures to generate cash. Our failure to raise capital when needed could impact our financial condition and results of operations. Additional equity financing, to the extent available, would result in dilution to current stockholders and additional debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business.

Debt and Credit Agreements

On March 9, 2018, we entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”). Amendment No. 4 amends the Second Amended and Restated Credit Agreement to, among other things, reduces the available credit on the Revolver to $25 million as of the effective date of Amendment No. 4 and further reduces the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Thus, requiring the Company to make payments on the Revolver of $1.25 million by June 30, 2018 and an additional payment of $2.5 million by December 31, 2018. Additionally, (a) the maturity date was amended from October 12, 2019 to January 13, 2020 with no option to extend the maturity; (b) the applicable margins for base rate loans and the applicable margins for LIBOR rate loans were increased by 50 bps to 100 bps depending on the Company’s leverage ratio; and (c) the maximum leverage ratio was increased and the minimum fixed charge coverage ratio was decreased to provide increased flexibility as further described below.

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ending March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ending December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ending June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ending March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ending June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ending September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter. The Company was in compliance with the fixed charge coverage ratio and the leverage ratio at September 30, 2018.

We utilized $3.75 million in proceeds from the May 2018 private placement to pay down the Revolver and permanently reduced the availability on the Revolver to $22.2 million as of September 30, 2018. At September 30, 2018, we had $33.5 million in outstanding borrowings, consisting of $20.0 million under the Revolver and $13.5 million under the Term Loan. As of September 30, 2018, net availability under the credit facility was $2.2 million, subject to compliance with certain covenants.

Cash Flows

The following table summarizes our primary sources and uses of cash during the periods presented (in thousands).

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(868)	$3,597
Investing activities	(1,277)	(11,156)
Financing activities	1,007	7,594
Net change in cash and cash equivalents	$(1,138)	$35

Operating Activities. Our cash flows from operating activities used $0.9 million and provided $3.6 million of net cash during the first nine months of 2018 and 2017, respectively. The year over year change in cash from operating activities is primarily due to timing of payments for accounts payable and accrued expenses and receipt of tenant allowance reimbursements during the nine months ended September 30, 2018.

Investing Activities. Capital expenditures for the first nine months of 2018 were $1.4 million, primarily associated with remodel, technology investments and maintenance-related capital expenditures. Capital expenditures for the first nine months of 2017 were $11.2 million, primarily associated with our Scottsdale Quarter restaurant, which opened in June 2017, remaining capital expenditures for restaurants opened during the fourth quarter of 2016, and maintenance capital expenditures.

Financing Activities. Financing cash inflow decreased $6.6 million year over year. Financing cash flow for the nine months ended September 30, 2018 consisted primarily of $5.5 million in net proceeds received from the issuance of common stock associated with our equity offering in May 2018, partially offset by $4.3 million in payments under our credit facility (including $3.75 million from the net proceeds of the equity offering) and $0.2 million for costs associated with the credit facilities amendment No. 4. Net cash provided by financing activities during the nine months ended September 30, 2017 was $7.6 million and consisted primarily of $13.5 million of borrowings and $0.3 million of proceeds from stock option exercises, partially offset by $3.6 million for the repurchase of common stock under our October 2016 stock repurchase program, $2.3 million in payments under our Credit Facility and $0.3 million for debt issuance costs associated with Amendment No.1 to our Credit Facility.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements or obligations, other than operating leases, which are not classified as debt.

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

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions, discounts and sales taxes. The sales tax obligation is included in “Accrued expenses” on the unaudited Condensed Consolidated Balance Sheets until the taxes are remitted to the appropriate taxing authority. We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. As the unused balances of our gift cards are subject to the escheat or unclaimed property law, we recognize gift card breakage income upon escheatment. Gift card breakage income is recorded in “Revenue” on the unaudited Condensed Consolidated Statements of Operations and amounted to $36,000 and $0.2 million during the nine months ended September 30, 2018 and 2017, respectively. Prior to redemption, the outstanding balances of all gift cards are included in “Accrued expenses” in the accompanying unaudited Condensed Consolidated Balance Sheets.

During the third quarter of 2018 the Company launched its loyalty program to encourage customers to frequent Kona Grill restaurants. The loyalty rewards program awards a customer one point for every $1 spent. When points are accumulated a reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 30, 2018, the deferred revenue allocated to loyalty points that have not been redeemed is less than $0.1 million, which is reflected in “Accrued expenses” in the accompanying unaudited Condensed Consolidated Balance Sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

We execute franchise agreements for units owned and operated by third parties. Our franchise agreements typically provide for upfront payment of territory and initial franchise fees in addition to subsequent royalty and advertising fees. Royalties and advertising fees are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. We recognize upfront territory and franchise fees received from a franchisee as revenue when the separate and distinct performance obligations associated with the fees are satisfied. We currently believe that the services we provide related to upfront fees we receive from franchisees such as territory or initial franchise fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees are recognized as revenue on a straight-line basis over the term of each respective franchise agreement upon store opening. Upfront territory fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized on a pro rata basis as the franchisee opens each respective restaurant. Any such unamortized portion of fees received are presented in “Deferred rent and other long-term liabilities” in our unaudited Condensed Consolidated Balance Sheets. The unamortized portion of fees received totaled $0.3 million and $0.9 million as of September 30, 2018 and December 31, 2017, respectively. Additionally, we capitalize certain costs to obtain or fulfill a contract that represent incremental costs that can be tied directly to obtaining and executing a contract. We amortize these costs over the life of the customer relationship. Costs to obtain a contract are less than $0.1 million as of September 30, 2018 and zero as of December 31, 2017 and are presented in “Other assets” in our unaudited Condensed Consolidated Balance Sheets.

Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to “Accumulated deficit” effective January 1, 2018. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in “Deferred rent and other long-term liabilities” on the accompanying unaudited Condensed Consolidated Balance Sheet as of September 30, 2018. In addition to the changes presented above, we have historically recognized sales commissions as a component of general and administrative expenses as they are incurred. Under the new standard, certain sales commissions will be capitalized and amortized to general and administrative expense over the expected life of the customer relationship. We recognized less than a $0.1 million cumulative effect adjustment to “Accumulated deficit” with an increase to “Other assets” as of January 1, 2018.

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

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no changes during the three months ended September 30, 2018 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

For information regarding legal proceedings, see Note 10. “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements.”

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
10.30*

Employment Agreements, dated as of September 4, 2018, between the Company and Berke Bakay, James Kuhn and Christi Hing. Incorporated by reference to the Registrant’s Form 8-K filed on September 7, 2018

31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (i) the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (iv) the Notes to the Unaudited Condensed Consolidated Financial Statements.

* Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kona Grill, Inc.

/s/ Marcus Jundt
Marcus Jundt Co-Chief Executive Officer

/s/ Steven Schussler
Steven Schussler
Co-Chief Executive Officer

/s/ Christi Hing
Christi Hing Chief Financial Officer (Principal Accounting and Financial Officer)

Date: November 8, 2018