Form 10-K
period 2018-12-31
KONA GRILL INC
filed 2019-04-16
CIK 1265572

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company , or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☒ Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was approximately $17,000,000, calculated based on the closing price of the registrant’s common stock as reported by the NASDAQ Global Market. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 29, 2019, there were 13,263,825 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

None

KONA GRILL, INC.
Annual Report on Form 10-K
For the Year Ended December 31, 2018

TABLE OF CONTENTS

Statements Regarding Forward-Looking Statements

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act” and, together with the Securities Act, the “Acts”). This includes, without limitation, uncertain success of selling our company; uncertain success of certain strategic alternatives in an effort to improve our capital structure; notice by lenders of default under our credit facility under which we currently have $33.2 million in secured debt, which provides the lenders with the right to accelerate the due date of such debt, and doubt about our ability to refinance such debt; possibility that we may be required to file for protection in bankruptcy, even if we are successful in effecting a sale of our business or improving our capital structure, which may result in the holders of our common stock receiving no proceeds; expectation that our common stock will be delisted from the Nasdaq Stock Market; financial guidance and projections and statements with respect to expectations of our future financial condition, results of operations, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; our ability to: leverage our competitive strengths; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; manage cost pressures, including increasing wage rates, group medical insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; and manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located. These forward-looking statements also may be affected by factors outside of our control including: economic and political conditions that impact consumer confidence and spending; impact of recently enacted tax reform; changes in unemployment rates; the economic health of our landlords and other tenants in retail centers in which our restaurants are located; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; adverse weather conditions in regions in which our restaurants are located; and factors that are under the control of government agencies, landlords and other third parties. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Item 1A — Risk Factors.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. Except as may be required by law, we do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events, corrections in underlying assumptions, or changes in circumstances arising after the date that the forward-looking statement was made.

PART I

Item 1.	Business

Overview

Kona Grill, Inc. (referred to herein as the “Company” or “we,” “us,” and “our”) currently owns and operates 34 restaurants in 20 states throughout the United States and Puerto Rico. In addition, we have two international restaurants that operate under franchise agreements. Our restaurants offer freshly prepared food, attentive service, and an upscale contemporary ambience that create an exceptional, yet affordable dining experience that we believe exceeds many traditional casual dining restaurants with whom we compete. Our restaurants feature contemporary American favorites, award-winning sushi and an extensive selection of alcoholic beverages. Our menu items are prepared from scratch at each restaurant location, creating memorable flavor profiles that appeal to a wide-range of customers. Our diverse menu is complemented by a full-service bar offering a broad assortment of wines, craft cocktails, and beers. We believe that our innovative menu items, generous portions, and flexible price points provide customers with a compelling value proposition and allow us to attract a diverse customer base.

Our restaurants seat an average of 290 customers and are comprised of multiple dining areas that incorporate modern design elements to create an upscale ambience that reinforces our high standards of food and service. Our main dining area, full-service bar, indoor/outdoor patio, and sushi bar provide a choice of atmospheres and a variety of environments designed to attract new customers and encourage repeat visits from regular customers. Our restaurants are generally located in high-activity areas such as retail centers, shopping malls, and lifestyle centers that are situated near commercial office space and residential housing to attract customers throughout the day.

Strategy

We grew the number of restaurants significantly from 2013 to 2016 and doubled the size of the Company from 23 restaurants in 2012 to 46 restaurants by 2017. We have currently discontinued developing new restaurants to give our existing base of restaurants the opportunity to mature, conserve our cash resources and have closed certain unprofitable restaurants. We are evaluating strategic alternatives including the sale of the Company, the potential sale of the Company’s assets through a Chapter 11 filing, refinancing or other alternatives, including the closure of additional restaurants.

In March 2019, we announced that our Board of Directors, working together with our management team, engaged Piper Jaffray as our financial advisor to assist with the evaluation of strategic alternatives, including the possible sale of our business. There can be no assurance that the process that we are undertaking will be successful. In addition, we cannot predict the terms or timing of any transaction that we may undertake or whether any such transaction will result in any proceeds for the holders of our common stock.

Additionally, we are in discussions with our secured lenders in an effort to pursue various strategic alternatives.  We can give no assurance that we will successfully execute any strategic alternatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our credit facility.

We may be required to file for protection in bankruptcy, even if we are successful in effecting a sale of our business or improving our capital structure. Any bankruptcy proceeding may result in the holders of our common stock receiving no proceeds.

It is possible that even a successful implementation of one of the strategic alternatives that we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, and others.

Changes in Senior Management Team

Effective March 31, 2019, Marcus Jundt resigned from our Board of Directors and as Chief Executive Officer. On April 2, 2019, Christi Hing, our Chief Financial Officer, was appointed as the principal executive officer of the Company. On March 29, 2019, Jonathan Tibus was appointed as our Chief Executive Officer effective April 17, 2019. Mr. Tibus is a Managing Director with Alvarez & Marsal North America LLC (“Alvarez & Marsal”).  As a Managing Director of Alvarez & Marsal, Mr. Tibus has served as Chief Executive Officer of Real Mex Restaurants, Inc. (Chevy’s, El Torito, Sinigual, Las Brisas); Ignite Restaurant Group, Inc. (Joe’s Crab Shack, Brickhouse Tavern); Last Call Operating Co. (Fox & Hound, Champps).  Mr. Tibus has also served as Chief Restructuring Officer of Quiznos and Chief Operating Officer of Max & Erma’s.  Mr. Tibus has a bachelor’s degree from Florida State University and an MBA from the University of Florida.

Also, on March 29, 2019, Christopher Wells was appointed as Chief Restructuring Officer of the Company effective April 17, 2019.  Mr. Wells is a Managing Director with Alvarez & Marsal. Mr. Wells recently served as Chief Financial Officer of Real Mex Restaurants, Inc.  Additionally, Mr. Wells has served in the capacity of Chief Financial Officer in various privately-held roles encompassing the investment management and healthcare industries.  Mr. Wells has a bachelor’s degree from the University of Arizona in finance and accounting, is a Certified Public Accountant (CPA) in the state of Arizona, and a Chartered Financial Analyst (CFA).

Competitive Strengths

The restaurant business is intensely competitive with respect to food quality, value proposition, ambiance, service and location. We believe that the key strengths of our business include the following:

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

●

Distinctive Casual Dining Experience. Our creative menu, personalized service, and contemporary restaurant design blend together to create an inviting dining experience. Our restaurants feature a unique layout and utilize modern, eye-catching design elements to enhance the customer experience. Our multiple dining areas provide customers with many distinct dining environments and atmospheres to suit a wide-range of dining occasions. Our open exhibition-style kitchen and sushi bar further emphasize the quality and freshness of our food that are the cornerstones of our concept.

●

Significant Bar and Happy Hour Business. Our high-energy bar and patio offer a distinctive atmosphere where customers can enjoy our alcoholic beverage offerings. Our patio is a popular place for customers to enjoy our high-value happy hour and reverse happy hour offerings, where full portions of select items are offered at reduced price points. Our patio, which is enclosed in colder climate locations, provides a year-round sales opportunity and is a key driver in generating business during non-traditional periods. Aggregate revenue during these non-peak periods accounted for 22.4% of our total sales during 2018, which we believe provides us with a competitive advantage.

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

●

Multiple Daypart Model. Our appetizers, entrees, and sushi offerings provide a flexible selection of items that can be ordered individually or shared allowing customers to dine with us during traditional lunch and dinner meal periods as well as between customary dining periods such as in the late afternoon and late night. The lively ambience of our patio and bar areas provides a unique atmosphere for customers to enjoy before or after they dine with us. Our sushi bar provides another dining venue for customers while offering a wide selection of creative and flavorful menu items for health-conscious customers. We believe that our ability to attract customers throughout the day distinguishes us from many other casual dining chains.

Restaurant Sales Goals

Our goal for existing restaurants is to increase unit volumes through consistent execution of our food and drink offerings. We are focused on key initiatives designed to drive traffic, increase sales and enhance the customer experience. We have revitalized our legendary happy hour by expanding the number of food and drink offerings, reducing prices and extending the hours that happy hour is available. We are revamping our core menu to bring back certain items that made us successful in the past and right-sizing the menu to allow for consistent and timely delivering of our food and drink offerings. We offer online ordering for the convenience of our customers and have also partnered with several companies for delivery services to drive incremental sales growth. We believe the strength of our differentiated concept and the appeal of our contemporary design will enable us to gain market share over time. Furthermore, we continue to focus on the quality of our service and hospitality with extensive training for our service staff on our menu offerings. During the third quarter of 2018, we launched our Konavore loyalty program to encourage customers to visit our restaurants more frequently. The loyalty rewards program awards a customer one point for every $1 spent. When points are accumulated a reward to be used on future purchases is earned. We also have focused on social marketing and engaging with customers through various social media.

Our ability to generate sales throughout the day is a key strength of our concept. The following table depicts the amount and percentage of contribution for each daypart of overall revenues during 2018.

2018 Sales by Daypart

	Sales	Percent
	(Dollars in thousands)
Lunch (Open to 3 p.m.)	$39,768	25.5%
Dinner (5 p.m. to 9 p.m.)	81,493	52.1%
Non-Peak (3 p.m. to 5 p.m. and 9 p.m. to Close)	34,964	22.4%
Total All Day	$156,225	100.0%

Menu

Our menu features a wide selection of appetizers, salads, flatbreads, sandwiches, noodles, sushi, seafood, signature entrees, and desserts. Our appetizers include socially interactive items that can be eaten individually or easily shared among customers. Our signature entrees feature various sauces and offer customers generous portions that are impressive in presentation and in taste. For example, our most popular entrée is the Macadamia Nut Chicken served with shoyu-cream sauce and accompanied by mashed potatoes and seasonal vegetables. Other favorites include Miso-Sake Sea Bass served with jasmine rice and seared green beans and Sweet-Chili Glazed Salmon served with shrimp and pork fried rice, crispy soy brussels sprouts and a sweet chili sauce.

We also offer an extensive assortment of sushi that includes traditional favorites as well as distinctive specialty sushi and sashimi items such as our Voodoo Roll made with spicy crawfish mix and avocado rolled inside of seaweed and topped with a habanero tuna mix or the Bama Roll made with crab mix, cream cheese and jalapeno in soy paper topped with tuna, avocado, fish roe and spicy mayo. Sushi sales accounted for 28% of our total revenue during 2018.

Our menu, coupled with an expansive selection of sushi, offers ample choices for health-conscious customers. We take great pride in providing our customers the full Kona Grill experience without compromising their dietary needs and restrictions. We offer gluten-free, vegetarian and vegan options.

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

Our restaurants also offer an extensive selection of bottled and draft beers, wines by the glass or bottle, sake and an extensive selection of liquors and craft cocktail drinks. Alcoholic beverage sales represented 26% of our total revenue during 2018.

Food Preparation, Quality Control, and Purchasing

We believe that we have some of the highest food quality standards in the industry. Our standards are designed to protect food products throughout the preparation process. We provide detailed specifications to suppliers for food ingredients, products, and supplies. We strive to maintain quality and consistency in our restaurants through hiring, training and supervision of personnel. We require annual recertification training for all employees, and each employee receives extensive training relating to food and beverage preparation and restaurant operations. We also instruct kitchen managers and staff on safety, sanitation, housekeeping, repair and maintenance, product and service specifications, ordering and receiving products, and quality assurance. Our restaurant managers are compliant with Hazard Analysis and Critical Control Point, or HACCP, requirements. We monitor minimum cook temperature requirements and conduct twice-a-day kitchen and food quality inspections to further assure the safety and quality of all of the items we use in our restaurants. We have a ServSafe alcohol certification program, where front of house employees are trained and tested to ensure we are providing responsible alcohol service. Further, to monitor and ensure compliance with required guidelines, we evaluate our employees on their ability to maintain sanitary conditions in their respective restaurants.

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

Restaurant Operations

Executive and Restaurant Management

Our senior management team continually monitors restaurant operations to assure the quality of products and services and the maintenance of facilities. We have procedures to enhance efficiency, reduce costs and provide centralized and individual restaurant support systems. Our corporate operations team and directors of operation have primary responsibility for oversight of our restaurants and analyze restaurant-level performance and strategic planning. We currently employ four directors of operations who are each responsible for overseeing the restaurants in a specific region. The directors of operations’ responsibilities include supporting the general managers and helping each restaurant achieve the sales and cash flow targets for their restaurant as well as providing insight for decision making in such areas as food and beverage, people development, and process improvements to enhance the efficiency of operations and the dining experience for our customers.

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

Recruitment and Retention

Our success is highly dependent upon the ability to attract, develop, and retain qualified individuals who are capable of successfully managing our high-volume restaurants. We believe that our high unit volume, the image and atmosphere of the Kona Grill concept, and career advancement and employee benefit programs enable us to attract high quality management and restaurant personnel. We offer restaurant management personnel competitive wages and benefits, including medical insurance and participation in our 401(k) plan with a company match. We motivate and prepare our restaurant personnel by providing them with opportunities for increased responsibility and advancement. Furthermore, the management team of each restaurant shares in a bonus tied to the sales and overall profitability of their restaurant. We believe that our compensation package for managers and restaurant employees is comparable to or better than those provided by other casual dining restaurants. We believe our compensation policies help us attract quality personnel.

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

We believe we compete favorably with respect to each of these factors, as follows:

●	We offer a broad menu of contemporary American favorites, award-winning sushi items and specialty cocktails;

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

Although we believe we compete favorably with respect to each of these factors, there are a substantial number of restaurants and food service providers that compete directly and indirectly with us, many of which have significantly greater financial resources, higher revenue, and greater economies of scale. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns; national and regional employment statistics; demographic trends; weather conditions; the cost and availability of raw materials, labor, and energy; purchasing power; governmental regulations; and local competitive factors. Any change in these or other related factors or negative publicity relating to food safety could adversely affect our restaurant operations. Accordingly, we must constantly evolve and refine the critical elements of our restaurant concept over time to protect their longer-term competitiveness. Additionally, there is competition for highly qualified restaurant management employees and for attractive locations suitable for high volume restaurants.

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

Government Regulation

Each of our restaurants is subject to licensing and regulation by state and local departments and bureaus of alcohol control, health, sanitation, zoning, and fire and to periodic review by state and municipal authorities for areas in which the restaurants are located. Delays in obtaining, or denials of, or revocation or temporary suspension of, necessary licenses or approvals could have a material adverse impact on our restaurant operations.

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

Employees

As of March 31, 2019, we employed 2,968 people of whom 2,936 worked in our restaurants and 32 were employed at our corporate office. None of our employees are covered by a collective bargaining agreement. We have never experienced a major work stoppage, strike, or labor dispute. We consider our relations with our employees to be favorable.

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

Item 1A.     Risk Factors

Risks Related to Our Business

We are currently evaluating strategic alternatives including, but not limited to, the sale of the Company, but may not be successful in effecting a sale transaction.

In March 2019, we announced that our Board of Directors, working together with our management team, engaged Piper Jaffray as our financial advisor to assist with the evaluation of strategic alternatives, including the possible sale of our business. There can be no assurance that the process that we are undertaking will be successful. In addition, we cannot predict the terms or timing of any transaction that we may undertake or whether any such transaction will result in any proceeds for the holders of our common stock.

Additionally, we are in discussions with our secured lenders in an effort to pursue various strategic alternatives.  We can give no assurance that we will successfully execute any strategic alternatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of our credit facility.

We may be required to file for protection in bankruptcy, even if we are successful in effecting a sale of our business or improving our capital structure. Any bankruptcy proceeding may result in the holders of our common stock receiving no proceeds.

It is possible that even a successful implementation of one of the strategic alternatives that we are pursuing will require us to make a filing for protection under Chapter 11 of the U.S. Bankruptcy Code. Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, and others.

We are currently pursuing certain strategic alternatives in an effort to improve our capital structure, but these efforts may not be successful.

We currently have $33.2 million in secured debt pursuant to our Second Amended and Restated Credit Agreement (“credit facility”) that is due in January 2020 unless earlier accelerated because of an event of default.  Because the Company did not a) pay its quarterly principal payment due March 31, 2019; b) furnish the lenders audited financial statements within 90 days after the end of fiscal 2018; and c) provide certain compliance certificates by April 1, 2019,  the Company received a reservation of rights letter indicating that the Company is in default in the performance of its obligations under the credit facility and the lenders have the right to accelerate the due date of such debt. As of the date of this report, the Company has not received an acceleration notice from its secured lenders.  Furthermore, given our recent same store sales declines, we are doubtful that we can obtain debt refinancing on terms acceptable to the Company.  We can give no assurance that we will successfully execute any strategic alternatives we are currently pursuing or any others, and our ability to do so could be adversely affected by numerous factors, including changes in the economic or business environment, financial market volatility, the performance of our business, and the terms and conditions of the credit facility, as amended.

We may be required to file for protection in bankruptcy, even if we are successful in effecting a sale of our business or improving our capital structure. Any bankruptcy proceeding may result in the holders of our common stock receiving no proceeds.

In the event that we cannot refinance the Company or otherwise obtain new capital, or in the event that no third party acquires our secured debt and renegotiates its terms, the Company may be required to file for Chapter 11 protection of the U.S. Bankruptcy Code. . Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, and others, and could result in little or no recovery to our existing security holders.

You should not rely on historical results in our restaurant sales or our average unit volumes as an indication of our future results of operations because they may fluctuate significantly.

A number of factors have historically affected, and will continue to affect, our restaurant sales and average unit volumes, including, among other factors:

●	our ability to execute our business strategy effectively;

●	our ability to obtain consistent supplies from vendors;

●	competition;

●	consumer trends and confidence;

●	introduction and customer acceptance of new menu items; and

●	regional and national macroeconomic conditions.

Our restaurant sales and average unit volumes may not increase at rates achieved in prior fiscal years or may decrease below levels achieved in recent years. Changes in our restaurant sales and average unit volumes could cause the price of our common stock to fluctuate substantially.

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

There is also a risk that if uncertain economic conditions persist for an extended period of time or worsen, consumers might make long-lasting changes to their discretionary spending behavior, including dining out less frequently. The ability of the U.S. economy to handle this uncertainty is likely to be affected by many national and international factors that are beyond our control. These factors, including national, regional and local politics and economic conditions, disposable consumer income and consumer confidence, also affect discretionary consumer spending. Continued uncertainty in or a worsening of the economy, generally or in a number of our markets, and our customers’ reactions to these trends could adversely affect our revenues and cause us to, among other things, close restaurants and delay remodeling of existing locations.

Our sales and ability to generate profits could be adversely affected if comparable restaurant sales are less than we expect, and we may not successfully increase comparable restaurant sales, or they may decrease.

Changes in comparable or same-store restaurant sales have negatively affected our sales growth and will continue to be a critical factor in generating future profits. This is because the profit margin on comparable restaurant sales is generally higher, as comparable restaurant sales increases enable fixed costs to be spread over a higher sales base. Conversely, declines in comparable restaurant sales can have a significant adverse effect on profitability due to the loss of the positive impact on profit margins associated with comparable restaurant sales increases.

Our comparable restaurant sales decreased by 12.3% in 2018 and 5.9% in 2017 after six consecutive years of comparable restaurant sale increases. As our units continue in operation, it may be difficult to achieve significant increases in comparable restaurant sales. Further, the impact of the factors noted below may lower our expectations for comparable restaurant sales:

●

changes in consumer preferences and discretionary spending, including weaker consumer spending in periods of economic difficulty or uncertainty and shift of consumer spending away from shopping malls to more on-line shopping;

●	consumer understanding and acceptance of the Kona Grill experience and perception of the Kona Grill brand;

●	weather, road construction and other factors limiting access to our restaurants

●	competition, either from our competitors in the restaurant industry, or from grocery stores or other service providers who offer similar menu items;

●	our ability to increase menu prices without adversely impacting customer traffic to such a degree that the impact of the decrease in customers equals or exceeds the benefit of the menu price increase;

●

any “trade down” by customers or other reduction in average check per person in response to price increases, which could reduce or eliminate the benefit of the price increase on comparable restaurant sales; executing our strategies effectively, including menu improvement initiatives and marketing and branding strategies, each of which may not have the impact we expect;

●	turnover of key operations, corporate and restaurant personnel;

●	our ability to maintain consistent service standards in our restaurants

●	negative publicity relating to food safety or quality; and

●	changes in government regulation.

 As a result, it is possible that we will continue to experience declines in our comparable restaurant sales. If this were to happen, sales and profitability would be adversely affected, and our stock price would likely decline. Further, many of our competitors have substantially greater financial, marketing and other resources than we do to withstand prolonged periods of declines in comparable restaurant sales and regional and national restaurant companies continue to expand their operations into our current market areas, thereby increasing competition for market share.

We depend upon high levels of consumer traffic at the sites where our restaurants are located and any adverse change in consumer activity could negatively affect our restaurant sales and have required us to record an impairment charge for restaurants performing below expectations, and may result in future impairments.

Our restaurants are primarily located in high-activity areas such as retail centers, shopping malls, and lifestyle centers. We depend on high consumer traffic rates at these centers to attract customers to our restaurants. In general, such visit frequencies are significantly affected by many factors, including national, regional or local economic conditions, anchor tenants closing in retail centers or shopping malls in which we operate, changes in consumer preferences or shopping patterns, changes in demographic and economic patterns in neighborhoods and trade areas where our restaurants are located, higher frequency of online shopping, changes in discretionary consumer spending, changes in gasoline prices, or otherwise. Several shopping malls experienced declining consumer traffic in recent years.  If visitor rates to these centers continue to decline, our unit volumes could decline and adversely affect our results of operations. We recorded long-lived asset impairment charges of $18.3 million and $9.3 million, for the years ended December 31, 2018, and 2017 respectively. Such amounts are included in "Asset impairment charge" in the Consolidated Statements of Operations. See Note 2 in the Notes to the Consolidated Financial Statements for further details on the impairment charges. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants on an ongoing basis. For those restaurants, if expected performance improvements are not realized, additional impairment charges may be recognized in future periods. Additionally, due to the fact that strategic alternatives are being evaluated, which includes a potential Chapter 11 filing, additional impairment and/or store closures could have a significant impact on the consolidated financial statements.

Our failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition which could materially adversely affect our financial performance.

We have a secured credit facility consisting of a $20.0 million revolver and a $15.0 million term loan (collectively, the “credit facility”). As of December 31, 2018, we had $33.2 million outstanding under the credit facility. The credit facility requires us to maintain certain financial covenants. At December 31, 2018, we were in compliance with these covenants. On April 2, 2019, we received a Notice of Default and Reservation of Rights Letter for failure to pay our quarterly principal payment due March 31, 2019, failure to provide audited financial statements within 90 days of fiscal year end, and failing to provide a covenant compliance certificate that was due April 1, 2019. As a result, the Company is in default in the performance of its obligations under the credit facility and the lenders have the right to accelerate the due date of such debt. The failure to maintain compliance with these financial covenants combined with insufficient liquidity to repay the debt  balance when due materially adversely affects our financial condition and performance.

There can be no assurance that in the future the Company will be in compliance with all covenants or that its lenders would waive any violations of such covenants. Non-compliance with debt covenants by the Company could have a material adverse effect on the Company’s business, results of operations and financial condition and could impact our ability to continue as a going concern.

Our failure to meet operating performance expectations has raised substantial doubt about our ability to remain a going concern.

The financial statements included in this report have been prepared assuming the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $111.9 million, has a net working capital deficit of $45.9 million and outstanding debt of $33.2 million as of December 31, 2018. On April 2, 2019, we received a Notice of Default and Reservation of Rights Letter for failure to pay our quarterly principal payment due March 31, 2019, failure to provided audited financial statements within 90 days of fiscal year end, and failing to provide a covenant compliance certificate that was due April 1, 2019. As a result, the Company is in default in the performance of its obligations under the credit facility and the lenders have the right to accelerate the due date of such debt. These conditions together with the debt covenant violations, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations, improving liquidity and reducing costs to meet its obligations and repay its liabilities arising from normal business operations when they become due. The Company has evaluated its plans to alleviate this doubt, which include evaluating strategic alternatives while also implementing initiatives to drive sales and reduce costs and the potential closure of underperforming restaurants. There can be no assurance that the Company will be successful in its plans to increase revenue, increase profitability or to obtain alternative financing on acceptable terms. If such plans are not realized, the Company may be forced to limit its business activities or be unable to continue as a going concern, which will have a material adverse effect on our results of operations and financial condition. These financial statements included in this report do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Any deterioration in general economic conditions could have a material adverse impact on our landlords or on businesses neighboring our locations, which could adversely affect our revenues and results of operations.

Any deterioration in general economic conditions could result in our landlords being unable to obtain financing or remain in good standing under their existing financing arrangements which could result in their failure to satisfy obligations to us under leases, including failures to fund or reimburse agreed-upon tenant improvement allowances. Any such failure could adversely impact our operations. Our restaurants are generally located in retail developments with nationally recognized co-tenants, which help increase overall customer traffic into those retail developments. Some of our co-tenants have or may cease operations in the future or have deferred openings or fail to open in a retail development after committing to do so. These failures may lead to reduced customer traffic and a general deterioration in the surrounding retail centers in which our restaurants are located and may contribute to lower customer traffic at our restaurants. If these retail developments experience high vacancy rates, we could experience decreases in customer traffic. As a result, our results of operations could be adversely affected, and could result in further reductions in staff levels, additional impairment charges, and potential restaurant closures.

Closing restaurants, terminating leases or the inability to renegotiate leases could adversely impact our cash flow.

We enter into long-term leases, usually with ten year terms. Since January 1, 2018 and through the current date, we have closed 12 restaurants and terminated two leases for restaurants not yet opened. As we close restaurants because of poor economic performance, we may be required to expend significant financial resources to terminate such leases. Furthermore, the Company is negotiating amending the terms of certain of the Company’s leases to improve restaurant level operation results.  The failure to successfully renegotiate these leases would have an adverse impact on the Company’s cash flow. Further, poor operating results at any one restaurant or a group of restaurants could materially affect the financial performance for a particular period and perception of our company, making the investment risks related to any one location more significant than those associated with larger restaurant companies who have substantially greater financial and other resources.

We depend upon our executive officers and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

The loss of the services of any of our executive officers could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis. In addition, any such departure could be viewed in a negative light by investors and analysts, which could cause our common stock price to decline. To the extent that our business expands, our future success will depend greatly on our continued ability to attract and retain highly skilled and qualified executive-level personnel. Our inability to attract and retain qualified executive officers in the future could impair our growth and harm our business.

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

Our international franchisees may strain our infrastructure and resources, which could adversely affect our ability to manage our existing restaurants.

Managing our existing operations along with supporting our international franchise partners with their restaurants increase demands on our available cash resources, as well as demands on our management team, resources, financial controls and information systems. These increased demands may adversely affect our ability to manage and when appropriate, remodel our existing restaurants. If we fail to continue to improve our infrastructure or to manage other factors necessary for us to meet our objectives, our operating results could be adversely affected.

We may not be successful in our international franchise initiative or such expansion may adversely affect our financial performance.

We have expanded into international markets, initially in the United Arab Emirates and Canada where we have executed franchise development agreements. In 2018, we terminated an agreement with respect to Mexico. We are not currently actively pursuing international franchisees although the Company would consider inquiries where appropriate. Even if a prospective international franchisee did approach the Company, there are a number of considerations in pursuing an international development agreement. It takes time for us to review franchise partners and negotiate franchise agreements and for our partners to find quality real estate and construct the restaurants. We then would need to train the local team on our food and hospitality standards to ensure a successful execution of our strategy. We may incur more expenses than originally anticipated and our investment may take additional time to come to fruition. Furthermore, there is a risk that we may not be successful in our international business development efforts. In that case, we may not be able to recover all of the investments incurred. Additionally, our international franchise units could result in significant distraction or diversion of resources from our existing operations in the U.S.

There is no assurance that the franchised restaurants in foreign markets will gain market acceptance or be able to operate on a profitable basis. Our international operations are subject to many of the same risks associated with our domestic operations, as well as a number of additional risks. These include, among other things, international economic and political conditions, and differing cultures and consumer preferences.

Our international expansion could negatively affect our brand or could result in sanctions or liability for violations of regulations or legal actions.

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

Further, we must comply with regulations and legal requirements, including those related to the protection of our trademarks, trade secrets and other intellectual property - see “Our failure to protect our trademarks, service marks, or trade secrets could negatively affect our competitive position and the value of the Kona Grill brand” below. We will have additional exposure to foreign tax laws and regulations. Additionally, we will need to comply with both domestic laws affecting U.S. businesses that operate internationally and foreign laws in the countries in which we have franchise partners, such as the Foreign Corrupt Practices Act, under which we have not had exposure prior to our international expansion. Failure to comply with any such legal requirements could subject us to monetary liabilities and other sanctions. Also, we may become subject to lawsuits or other legal actions resulting from the acts or omissions of our operating partners and, even though we may have taken reasonable steps to protect against such liabilities, including by obtaining contractual indemnifications and insurance coverage, there is no assurance that we will not incur liability that is not covered by such protection, or incur costs and expenses as a result of our operating partners’ conduct even when we are not legally liable. Any of these risks could harm our business, results of operations and financial condition.

Our failure to protect trademarks, service marks, or trade secrets could negatively affect our competitive position and the value of the Kona Grill brand.

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

Risks Related to the Restaurant Industry

Changes in food supply and costs could adversely affect our results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs and to maintain a consistent supply from our food and beverage vendors.  A reduction or delay of food and beverage supply would have a material adverse impact on our operations. Like all restaurant companies, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal fluctuations, weather conditions, demand, food safety concerns, product recalls and government regulations. Although we can purchase certain commodities under contract, we currently do not use financial management strategies or have long-term contracts in place for the majority of commodities to reduce our exposure to price fluctuations. Changes in vendor payment terms, or the price or availability of seafood, poultry, beef, grains, dairy or produce could affect our ability to offer a broad menu and price offering to customers and could reduce our operating margins and adversely affect our results of operations.  We may not be able to anticipate and react to changing food costs through our purchasing practices and menu price adjustments in the future, and failure to do so could negatively impact our sales and results of operations.

Changes in governmental regulation may adversely affect our ability to maintain our existing and future operations.

Increases in the minimum wage are having an impact on certain of our markets, forcing our labor costs up considerably. We are subject to the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and other working conditions), along with the Americans with Disabilities Act, the Immigration Reform and Control Act of 1986, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated by federal, state and local governmental authorities that govern these and other employment matters, including tip credits, working conditions, safety standards and immigration status. We expect increases in payroll expenses as a result of federal and state mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure you that there will not be material increases in the future. Enactment and enforcement of various federal, state and local laws, rules and regulations on immigration and labor organizations may adversely impact the availability and costs of labor for our restaurants in a particular area or across the United States. Other labor shortages or increased employee turnover could also increase labor costs. In addition, our vendors may be affected by higher minimum wage standards or availability of labor, which may increase the price of goods and services they supply to us.

We offer eligible full-time salaried employees and eligible variable-hour employees the opportunity to enroll in healthcare coverage subsidized by us. We adopted a qualifying plan under the Affordable Care Act for our eligible variable-hour employees, which has increased our labor costs. It is also possible that changes in the healthcare plans we offer could make us less attractive to our current or potential employees. Additionally, the Affordable Care Act has imposed additional administrative costs on us, and those costs may increase over time. The costs and other effects of the Affordable Care Act and potential changes to healthcare requirements cannot be determined with certainty, but they may have a material adverse effect on our financial and operating results.

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

Each of our restaurants must obtain licenses from regulatory authorities allowing it to sell liquor, beer, and wine, and each restaurant must obtain a food service license from local health authorities. Each restaurant’s liquor license must be renewed annually and may be revoked or suspended at any time for cause, including violation by us or our employees of any laws and regulations relating to the minimum drinking age, over serving, advertising, wholesale purchasing, and inventory control. Each restaurant is also subject to local health inspections. Failure to pass one or multiple inspections may result in temporary or permanent suspension of operations and could significantly impact our reputation. In certain states, including states where we have existing restaurants or where we may open restaurants in the future, the number of liquor licenses available is limited and licenses are traded at market prices. Liquor, beer, and wine sales comprise a significant portion of our sales, representing 25.6% of our sales during 2018. Therefore, if we are unable to maintain our existing licenses, or if we choose to open a restaurant in those states, the cost of a new license could be significant. Obtaining and maintaining licenses is an important component of each of our restaurant’s operations, and the failure to obtain or maintain food and liquor licenses and other required licenses, permits, and approvals would adversely impact our restaurants and our growth strategy.

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

Like other restaurants, we may receive complaints or litigation from, and potential liability to, our customers involving food-borne illness or injury or other operational issues. We may also be subject to complaints or allegations from, and potential liability to, our former, existing, or prospective employees involving our restaurant employment practices and procedures. We are currently engaged in litigation in Minnesota with respect to that state’s tip pooling statutes. A negative result in this Minnesota tip pooling case could have a material adverse effect on the Company. There can be no assurance that any adverse ruling or settlement in that matter would not have a material impact on the Company’s cash position and operations. In addition, we are subject to state “dram shop” laws and regulations, which generally provide that a person injured by an intoxicated person may seek to recover damages from an establishment that wrongfully served alcoholic beverages to such person. Recent litigation against restaurant chains has resulted in significant judgments, including punitive damages, under “dram shop” statutes. While we carry liquor liability coverage as part of our existing comprehensive general liability insurance, we may still be subject to a judgment in excess of our insurance coverage and we may not be able to obtain or continue to maintain such insurance coverage at reasonable costs, if at all. Regardless of whether any claims against us are valid or whether we are liable, our sales may be adversely affected by publicity resulting from such claims. Such claims may also be expensive to defend and may divert time and money away from our operations and adversely affect our business.

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

Risks Related to Ownership of Our Common Stock

The market price for our common stock may be volatile.

Many factors could cause the market price of our common stock to rise and fall, including the following:

●	our common stock being delisted from the NASDAQ Stock Market;

●	the possibility that our company could file for Chapter 11 bankruptcy protection;

●	failure to continue as a going concern;

●	actual or anticipated fluctuations in our quarterly or annual financial results;

●	the financial guidance we may provide to the public, any changes in such guidance and projections, or our failure to meet such guidance and projections;

●	the secured lenders pursue their rights given that the Company has events of default under its credit agreement;

●	failure to maintain certain financial covenants and remain in compliance with these covenants under our credit facility.

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

Three individuals, including a director and two former directors, one of whom was also formerly our Chief Executive Officer and Executive Chairman, together currently own 39.4% of our outstanding common stock. Furthermore, these two former directors have indicated that it is their intent to pursue certain actions as a group with the intent of influencing the control of the Company. As a result, these investors may have significant influence over a decision to enter into any corporate transaction and may have the ability to prevent any transaction that requires the approval of stockholders, regardless of whether or not our other stockholders believe that such transaction is in their own best interests. Such concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination, which could in turn have an adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the then-prevailing market price for their shares of common stock.

We expect that our common stock will be delisted from The NASDAQ Global Market, which delisting could hinder your ability to obtain accurate quotations on the price of our common stock, or dispose of our common stock in the secondary market.

The Company was recently made aware by The Nasdaq Stock Market (“Nasdaq”) that if the Company did not pay its Nasdaq annual fee by April 12, 2019, the Company would be sent a termination letter delisting the Company’s common stock effective April 25, 2019. The Company did not pay its annual fee by April 12, 2019 and expects that it will be delisted as a result of such nonpayment on April 25, 2019.

When our common stock is delisted from The NASDAQ Global Market, trading in our common stock could thereafter be conducted in FINRA’s OTC Bulletin Board or in the over-the-counter markets in the so-called pink sheets. In such event, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, and there would likely be a reduction in our coverage by security analysts and the news media, thereby resulting in lower prices for our common stock than might otherwise prevail.

The large number of shares eligible for public sale could depress the market price of our common stock.

The market price for our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may depress the market price. As of December 31, 2018, we had outstanding 13,263,825 shares of common stock, all of which shares are either freely tradable or otherwise eligible for sale under Rule 144 under the Securities Act of 1933. In addition, we have 1,950,749 shares available for issuance under our stock award and employee stock purchase plans. We have filed registration statements under the securities laws to register the common stock to be issued under these plans. As a result, shares issued under these plans will be freely tradable without restriction unless acquired by affiliates of our company, who will be subject to the volume and other limitations of Rule 144.

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

While we have determined that our internal control over financial reporting was effective as of December 31, 2018, with the exception of the material weakness identified in Item 9a below related to income taxes, as indicated in our Management's Annual Report on Internal Control over Financial Reporting included in this Annual Report on Form 10-K, we must continue to monitor and assess our internal control over financial reporting. If our management identifies one or more material weaknesses in our internal control over financial reporting and such weakness remains uncorrected at fiscal year-end, we will be unable to assert such internal control is effective at fiscal year-end. If we are unable to assert that our internal control over financial reporting is effective at fiscal year-end, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on our reputation and the price of our common stock.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We currently operate 34 restaurants in 20 states and Puerto Rico. Each of our restaurants and our corporate office are located in a leased facility. As of December 31, 2018, our restaurant leases had expiration dates ranging from 2019 to 2029, typically with options to renew for at least a five-year period. The average interior square footage of our restaurants is approximately 7,200 square feet. Many of our restaurants also have either enclosed patios or outdoor patios that are utilized when weather conditions permit. The following table sets forth our current restaurant locations and corporate office.

State	City	Location	Year Opened
Arizona	Scottsdale	Scottsdale Fashion Square	1998
Missouri	Kansas City	Country Club Plaza	2002
Nevada	Las Vegas	Boca Park Fashion Village	2003
Colorado	Denver	Cherry Creek Mall	2004
Nebraska	Omaha	Village Pointe	2004
Indiana	Carmel	Clay Terrace	2004
Texas	San Antonio	The Shops at La Cantera	2005
Texas	Dallas	North Park Mall	2006
Illinois	Lincolnshire	Lincolnshire Commons	2006
Texas	Houston	Houston Galleria	2006
Illinois	Oak Brook	Oak Brook Promenade	2006
Texas	Austin	The Domain	2007
Michigan	Troy	Big Beaver Road	2007
Louisiana	Baton Rouge	Perkins Rowe	2007
Arizona	Gilbert	San Tan Village	2008
New Jersey	Woodbridge	Woodbridge Conference Center	2009
Minnesota	Eden Prairie	Windsor Plaza	2009
Florida	Tampa	MetWest International	2009
Maryland	Baltimore	Downtown Baltimore	2010
Idaho	Boise	The Village at Meridian	2013
Texas	El Paso	Fountains at Farah	2014
Florida	Sarasota	University Town Center	2014
Georgia	Alpharetta	Avalon	2014
Ohio	Columbus	Easton Town Center	2014
Puerto Rico	San Juan	Mall of San Juan	2015
Texas	Plano	West Plano Village	2015
Virginia	Arlington	Rosslyn-Ballston Corridor	2015
Ohio	Cincinnati	Liberty Center	2015
Texas	Friendswood	Baybrook Mall	2015
Alabama	Huntsville	Bridge Street Town Centre	2016
Hawaii	Honolulu	International Market Place	2016
Minnesota	Minnetonka	Ridgedale Center	2016
Texas	San Antonio	North Star Mall	2016
Arizona	Scottsdale	Scottsdale Quarter	2017
Arizona	Scottsdale	Corporate Office at Scottsdale Quarter	2017

Item 3.     Legal Proceedings

We are engaged in various legal actions, which arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, could have a material adverse effect on the results of operations or financial condition of our company.

On July 27, 2017, a class action complaint was filed against Kona Sushi, Inc., a wholly-owned subsidiary of the Company, by Mitchell Boots, individually and on behalf of a Proposed Rule 23 Class, in the United States District Court for Minnesota claiming, among other things, that the Company violated Minnesota gratuity/tip pooling laws with respect to certain classes of restaurant employees. The plaintiff has brought claims on behalf of a putative Minnesota class and a putative national class of employees. On October 25, 2017, the plaintiff amended the complaint to withdraw the national class claims and other common law claims, leaving one claim on behalf of a putative Minnesota class, and added a second named Plaintiff, Tracy Fortman. The parties participated in mediation on August 3, 2018, which concluded without resolution. Therefore, the matter is proceeding in accordance with the court-scheduled dates. As we intend to diligently defend this matter we believe the possible loss or range of loss cannot be determined at this time, and therefore we have not accrued any costs associated with this matter as of December 31, 2018. Given the Company’s current liquidity, a negative result in this matter could have a material adverse effect on the Company’s cash position, financial condition and operations.

On September 14, 2018, The Irvine Company filed a complaint for damages in the Superior Court for the State of California for the County of Orange alleging, among other things, that the Company breached its written contract relating to the Company’s decision to close its restaurant in Irvine, California as discussed in Note 10 to the Consolidated Financial Statements. A mandatory settlement conference is scheduled for April 19, 2019. The estimated lease termination and exit costs are further described in Note 10 to the Consolidated Financial Statements.

On February 1, 2019, James Kuhn, the Company’s former Chief Executive Officer, commenced a civil action in the United States District Court for the District of Maryland, related to the termination of his employment by the Company. The lawsuit alleges that, among other things, the Company breached Mr. Kuhn’s executive employment agreement and seeks certain payments to which Mr. Kuhn alleges he was entitled upon termination of employment. The Company filed its response denying Mr. Kuhn’s claims on February 22, 2019. On February 28, 2019, the Company also commenced a separate action against Mr. Kuhn in the United States District Court for the District of Arizona for Mr. Kuhn’s breach of his fiduciary duties owed to the Company under Arizona law. As the litigation in the two cases has only recently commenced and we intend to diligently defend Mr. Kuhn’s claims against the Company, we believe the possible loss or range of loss cannot be determined at this time, and therefore we have not accrued any costs associated with this matter as of December 31, 2018. The Company does not expect the result of Mr. Kuhn’s action to have a material adverse effect on the Company. However, there is no assurance that any adverse ruling or settlement in this matter would not have a material impact on the Company’s cash position and operations.

On February 21, 2019, the Company received a summons in the District Court of Clark County for the State of Nevada, alleging, among other things, that the Company breached its lease by closing its restaurant in Las Vegas, Nevada. The estimated lease termination and exit costs are further described in Note 10 to the Consolidated Financial Statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on the NASDAQ Global Market under the symbol KONA since our initial public offering on August 16, 2005.

On March 29, 2019, the closing sale price of our common stock was $0.91 per share. On March 31, 2019, there were 20 holders of record of our common stock.

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

Item 6.  Selected Financial Data

Not applicable.

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

Overview

We grew the number of restaurants significantly from 2013 to 2016 and doubled the size of the Company from 23 restaurants in 2012 to 46 restaurants by 2017. We have discontinued expansion of new restaurants to give our existing base of restaurants the opportunity to mature, conserve our cash resources and closed 12 unprofitable restaurants. We are evaluating strategic alternatives including the sale of the Company, the potential sale of the Company’s assets through a Chapter 11 filing, refinancing or other alternatives, including the closure of additional restaurants. In March 2019, we hired Piper Jaffray to assist with the evaluation of strategic alternatives. There can be no assurance that the process that we are undertaking will be successful. In addition, we cannot predict the terms or timing of any transaction that we may undertake or whether any such transaction will result in any proceeds for the holders of our common stock.

Unless the Company receives an equity investment, or unless some third party acquires the Company’s debt from the secured lenders, the Company may be required to file for protection under Chapter 11 of the U.S. Bankruptcy Code. It is possible that even a successful implementation of one of the strategic alternatives that we are pursuing will require us to make a Chapter 11 filing.  Our seeking relief under the U.S. Bankruptcy Code, whether or not such relief leads to a quick emergence from Chapter 11, could materially adversely affect the relationships between us and our existing and potential customers, employees, suppliers, and others, and could result in little or no recovery to our existing security holders.

We previously expanded our concept internationally. In 2016, we signed agreements for the development of six Kona Grill restaurants in Mexico and six Kona Grill restaurants in the United Arab Emirates. In April 2017, we signed an agreement for the development of one Kona Grill restaurant in Vaughan (Toronto), Canada. Each of our three international franchise partners opened a Kona Grill restaurant in their respective countries in the second half of 2017. During the second quarter of 2018, we terminated the development and franchise agreements with our franchise partner in Mexico as a result of the franchisee ceasing to do business at the franchised restaurant. Additionally, during the third quarter of 2018, the agreement for our franchise partner in the United Arab Emirates was amended to reduce the development schedule to three franchised restaurants. As a result of the modifications to the two agreements, we recognized $0.6 million of revenue during the year ended December 31, 2018 associated with the remaining deferred upfront territory and franchise related fees.

Cost of sales, labor, and other operating expenses for our restaurants open at least 18 months generally trend consistently with revenue, and we analyze those costs as a percentage of revenue. Our typical new restaurants experience gradually increasing unit volumes as customers discover our concept and we generate market awareness. Our new restaurants generally take up to twelve months to achieve the majority of operating efficiencies as a result of challenges typically associated with opening and operating new restaurants, including lack of market recognition and the need to hire and sufficiently train employees, as well as other factors.

Key Measures We Use to Evaluate Our Company

Key measures we use to evaluate and assess our business include the following:

Same-Store Sales Percentage Change. Same-store sales percentage change reflects the periodic change in restaurant sales for the comparable restaurant base. In calculating the percentage change in same-store sales, we include a restaurant in the comparable restaurant base in the first full quarter after it has been in operation for 18 months. We adjust the sales included in the same-store sales calculation for restaurant closures, so that the periods will be comparable. Same-store sales growth can be generated by an increase in customer traffic counts or by increases in the per person average check amount. Menu price changes and the mix of menu items sold can affect the per person average check amount.

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

Interest Expense, net. Interest expense consists of the cost of servicing our debt obligations and the amortization of debt issuance costs and commitment fees on the credit facility. Interest expense is offset by interest earned on cash and investment balances. We capitalize interest incurred on borrowings for restaurant construction.

Income Tax Expense. Expense for income taxes represents amounts due for state income taxes.

Financial Performance Overview

The following table sets forth certain information regarding our financial performance for 2018 and 2017:

	Year Ended December 31,
	2018	2017
Revenue percentage change	(12.4)%	5.6%
Same-store sales percentage change	(12.3)%	(5.9)%
Average unit volume (in thousands)	$3,492	$4,119
Sales per square foot (in thousands)	$483	$569
Restaurant operating profit (in thousands)	$17,920	$19,099
Restaurant operating profit as a percentage of sales	11.4%	10.7%
EBITDA (in thousands)	$(15,899)	$(6,375)
EBITDA as a percentage of sales	(10.1)%	(3.6)%
Adjusted EBITDA (in thousands)	$6,654	$4,830
Adjusted EBITDA as a percentage of sales	4.2%	2.7%

The table below sets forth our reconciliation of Net Loss to EBITDA, Adjusted EBITDA and restaurant operating profit to the most comparable U.S. GAAP measure.

	Year Ended December 31,
	2018	2017
(In thousands)
Net loss	$(31,968)	$(23,432)
Income tax expense	9	90
Interest expense, net	2,463	1,784
Depreciation and amortization	13,597	15,183
EBITDA	(15,899)	(6,375)
Asset impairment charge	18,325	9,341
Lease termination costs and other (1)	4,191	1,392
Write-off of deferred financing costs	37	472
Adjusted EBITDA	6,654	4,830
General and administrative	11,404	13,453
Preopening expense	—	816
Gain on insurance recoveries	(138)	—
Restaurant operating profit	$17,920	$19,099

(1)     Amounts include approximately $0.2 million of litigation settlement costs which are included in “Lease termination costs and other” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2018.

	Percentage of Restaurant Sales
	Year Ended December 31,
	2018	2017
Net loss	(20.4)%	(13.1)%
Income tax expense	0.0	0.1
Interest expense, net	1.6	1.0
Depreciation and amortization	8.7	8.5
EBITDA	(10.1)%	(3.6)%
Asset impairment charge	11.7	5.2
Lease termination costs and other	2.7	0.8
Write-off of deferred financing costs	0.0	0.3
Adjusted EBITDA	4.2%	2.7%
General and administrative	7.3	7.5
Preopening expense	0.0	0.5
Gain on insurance recoveries	(0.1)	—
Restaurant operating profit	11.4%	10.7%

 Certain amounts may not sum due to rounding.

Store Activity

	2018	2017

Number of Restaurants at Beginning of Year	46	45
Openings	—	1
Closures	(4)	—
Total	42	46

The following table sets forth, for the years indicated, our Consolidated Statements of Operations expressed as a percentage revenue.

	Year Ended December 31,
	2018	2017
Revenue	100.0%	100.0%
Costs and expenses:
Cost of sales	26.0	27.2
Labor	36.6	36.7
Occupancy	10.4	9.3
Restaurant operating expenses	15.6	16.2
General and administrative	7.3	7.5
Preopening expenses	—	0.5
Depreciation and amortization	8.7	8.5
Asset impairment charge	11.7	5.2
Lease termination costs and other	2.7	0.8
Total costs and expenses	118.8	111.8
Loss from operations	(18.8)	(11.8)
Write-off of deferred financing costs	0.0	0.3
Interest expense, net	1.6	1.0
Loss before income taxes	(20.4)	(13.0)
Income tax expense	0.0	0.1
Net loss	(20.4)%	(13.1)%

Certain percentage amounts may not sum to the total due to rounding.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Revenue. Revenue decreased 12.4% to $156.9 million during the twelve months ended December 31, 2018 from $179.1 million in the prior year period. This decrease is attributable to the closure of four of our restaurants during the year ended December 31, 2018 and to a decline in same-store sales. Same-store sales decreased 12.3% in 2018 compared to a decrease of 5.9% in 2017 driven primarily by a decrease in customer traffic compared to the prior year period due in part by our reduction in happy hour times and $5 food offerings, elimination of certain customer discounts and reducing unprofitable store hours for certain of our restaurants. This reduction in operating hours and changes in happy hour times/offerings was part of the Company’s strategic initiative in 2018 that was intended to improve operating margins. Since early December 2018, we have expanded our happy hour and reinstated certain discounts and food and drink offerings in an effort to drive traffic.

Cost of Sales. Cost of sales decreased $7.9 million, or 16.2% to $40.8 million during 2018 compared to $48.7 million during the same period in the prior year, with the decrease primarily attributable to an overall lower sales volume. As a percentage of revenues, cost of sales was 26.0% compared to 27.2% during the prior year, primarily reflecting a favorable commodities environment and our continued efforts on enhancing recipes and processes to improve margins.

Labor. Labor costs for 2018 decreased $8.4 million, or 12.8% to $57.4 million compared to $65.8 million in the prior year, mainly due to the lower sales volume and our continued efforts and emphasis on wage management and recipe and process enhancements to improve labor productivity. Labor expenses as a percentage of revenues decreased to 36.6% compared to 36.7% in the prior year.

Occupancy. Occupancy expenses decreased $0.3 million or 1.6% to $16.3 million in 2018 compared to $16.6 million in 2017. The decrease is attributable to the closure of two restaurants during the third quarter of 2018. Occupancy expenses as a percentage of revenues were 10.4% in 2018 compared to 9.3% in 2017.

Restaurant Operating Expenses. Restaurant operating expenses decreased $4.4 million, or 15.2%, to $24.5 million during 2018 compared to $28.9 million in 2017. The decrease is primarily attributable to a decrease in advertising expenses, travel and relocation costs and professional services, as well as a reduction in variable expenses attributable to the lower sales volume, partially offset by an increase in delivery services fees. Restaurant operating expenses as a percentage of revenues were 15.6% during 2018 compared to 16.2% in 2017.

General and Administrative. General and administrative decreased by $2.0 million, or 15.2% to $11.4 million in 2018 from $13.5 million in 2017. General and administrative expenses as a percentage of revenues decreased to 7.3% in 2018 compared to 7.5% in the prior year period. The $2.0 million decrease in absolute dollars was attributable to the overall decrease in labor and benefits, including stock-based compensation expense as a result of headcount reductions and a decrease in consulting fees as part of the Company’s cost-savings initiatives.

Preopening Expense. We did not record any preopening related expenses during 2018. Preopening expenses were $0.8 million in 2017, attributable to the opening of one restaurant at the Scottsdale Quarter in June of 2017.

Depreciation and Amortization. Depreciation and amortization expense decreased $1.6 million or 10.4% to $13.6 million compared to $15.2 million in the prior year period, primarily attributable to the impact of fully depreciated assets during the year and the decrease in certain long-lived assets as a result of the $9.3 million impairment charge recorded in the fourth quarter of 2017. Depreciation and amortization expense increased as a percentage of revenues to 8.7% for 2018 compared to 8.5% for the prior year period primarily attributable to an overall lower sales volume.

Asset Impairment Charge. During 2018 and 2017, we recorded non-cash asset impairment charges of $18.3 million and $9.3 million, respectively, for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term.

Lease Termination Costs and Other. We continue to monitor and evaluate our underperforming restaurants and as a result decided to close four restaurants and not pursue opening a restaurant for which we had a signed lease and entered into a lease termination agreement during 2018. As such, we recorded $5.1 million of lease termination costs and a non-cash impairment charge of $4.3 million, partially offset by the write-off of deferred rent liabilities of $5.4 million. Additionally, we recorded approximately $0.2 million of litigation settlement charges offset by insurance recoveries of $0.1 million. In 2017, we recognized $1.4 million related to estimated lease termination costs and asset write-offs associated with the decision to not move forward with the construction of a restaurant.

Write-Off of Deferred Financing Costs. Effective June 30, 2017 we amended our credit facility to provide additional flexibility with financial covenants and also decreased our revolver from $45 million to $30 million and shortened the maturity date. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the amendment of approximately $0.5 million during the year ended December 31, 2017.

Subsequently, during the first half of 2018 we amended our credit facility to provide additional flexibility with financial covenants and also decreased our Revolver from $30 million to $25 million and further reduced the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Additionally, the Amendment extended the maturity date to January 13, 2020. As a result, we wrote-off a portion of the unamortized deferred financing costs associated with the amendment of approximately $37,000 during the year ended December 31, 2018.

Interest Expense, Net. Net interest expense, consisting primarily of interest expense on borrowings, deferred loan fee amortization and line of credit commitment fees, was $2.5 million in 2018 compared to $1.8 million in 2017. Net interest expense increased during 2018 as a result of the overall increase in the interest rate environment compared to the prior year period. We also capitalized approximately $135,000 of interest during 2017 as interest was incurred to fund new restaurant construction. We did not capitalize any interest expense during 2018.

Income Tax Expense. Income tax expense was $9,000 during 2018 related to state income tax expenses for which no state net operating loss carryforwards or other credits exist primarily offset by refunds and reversal of accruals associated with previous year state income tax. Income tax expense was $90,000 during 2017 and related to state income tax expenses for which no state net operating loss carryforwards or other credits exist.

Potential Fluctuations in Annual Results and Seasonality

Our annual operating results may fluctuate significantly as a result of a variety of factors, including the following:

●	Profitability or operating losses of our restaurants

●	increases and decreases in comparable restaurant sales;

●	labor availability and wages and benefits for hourly and management personnel;

●	timing of restaurant remodels and potential lost sales associated with remodel closure;

●	impairment of long-lived assets and any loss on restaurant closures;

●	costs related to any lease terminations, which could be significant, or fluctuations due to renegotiation of leases;

●	fluctuations in commodity and food protein prices;

●	changes in borrowings and interest rates;

●	general economic conditions;

●	weather conditions or natural disasters;

●	timing of certain holidays;

●	changes in government regulations;

●	settlements, damages and legal costs associated with litigation;

●	new or revised regulatory requirements and accounting pronouncements; and

●	changes in consumer preferences and competitive conditions.

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

Liquidity and Capital Resources

Our primary source of liquidity and capital resources is cash provided from operating activities; we no longer have additional capital available under our secured credit facility. Our primary current liquidity and capital requirements are for lease payments, labor and food costs, initiatives to improve the guest experience in our restaurants, such as new menu development, working capital and general corporate needs, including the use of certain consultants and professionals to assist in pursuing certain strategic alternatives. As of December 31, 2018, we had a cash and cash equivalents and short-term investment balance totaling $2.6 million that we expect to utilize, along with cash flow from operations, to provide capital to make our lease payments and support our business, to maintain our existing restaurants, to invest in technology to support our restaurants, and for general corporate purposes.

The Company has incurred losses resulting in an accumulated deficit of $111.9 million, has a net working capital deficit of $45.9 million, negative cash flow from operations, and outstanding borrowings under a credit facility of $33.2 million as of December 31, 2018.  The Company has implemented various initiatives to increase sales and reduce costs in order to increase profitability. Additionally, the Company is evaluating strategic alternatives including the sale of the Company, refinancing and other alternatives, including the closure of additional restaurants. Any reduction of cash flow from operations may cause the Company to take appropriate measures to generate cash. The failure to raise capital when needed or renegotiate its debt could adversely impact the financial condition and results of operations of the Company.

Additional equity financing, to the extent available, would result in dilution to current stockholders and additional debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business. There can be no assurance that the Company will be successful in its plans to increase revenue, increase profitability or to obtain alternative capital and financing on acceptable terms, when required or if at all. These factors as well as the Company’s dependency on additional capital or debt financing raise substantial doubt about the Company’s ability to continue as a going concern.

During our high growth phase, we required significant capital resources to construct and equip each restaurant. We have discontinued new restaurant development and therefore, our overall capital requirements are significantly less than in previous years.

Like many restaurant companies, we have been able to operate with negative working capital. Restaurant sales are primarily paid for in cash or by credit card, and restaurant operations do not require significant inventories or receivables. In addition, we receive trade credit for the purchase of food, beverage and supplies, therefore reducing the need for incremental working capital to support growth. However, changes in vendor payment terms, or the price or availability of seafood, poultry, beef, grains, dairy or produce could affect our ability to offer a broad menu and price offering to customers and could reduce our operating margins and adversely affect our results of operations. Additionally, similar to many restaurant companies, we utilize operating lease arrangements for all of our restaurant locations. We believe that our operating lease arrangements provide appropriate leverage for our capital structure in a financially efficient manner.

The following tables set forth, as of the dates and for the periods indicated, a summary of our key liquidity measurements (amounts in thousands):

	December 31,
	2018	2017
Cash and short-term investments	$2,626	$5,100
Net working capital (deficit)	(45,931)	(11,134)

	Year Ended December 31,
	2018	2017
Cash (used in) provided by operating activities	$(1,628)	$5,900
Capital expenditures	1,700	11,840

In March 2019, we hired Piper Jaffray to assist with the evaluation of strategic alternatives, including the sale of the Company. While we pursue these strategic alternatives, we are undertaking a number of operational measures to enhance our cash position, including, among other things:

●	Closed 12 underperforming restaurants since January 1, 2018;

●	Renegotiating leases at restaurants to more favorable terms;

●	Reduced general and administrative expenses by eliminating certain positions at our corporate offices; and

●	Eliminated new restaurant development and reduced capital expenditures to maintenance levels.

Future Capital Requirements

As previously mentioned, our capital requirements have historically been significant. Over the past two years, we funded development of new restaurants and maintenance capital expenditures primarily from borrowings under our credit facility and cash flows from operations. While we are no longer developing new restaurants, we will require cash flows from operations to exclusively fund our operations given that we are no longer able to borrow under our credit facility. Our future cash requirements and the adequacy of available funds will depend on many factors, including the operating performance of our current restaurants, the nature of the arrangements being negotiated with landlords, and the costs and any settlements related to our litigation, various consulting and professional fees required during this period, and the extent to which we undertake any remodeling and capital improvements.

We are focused on building sales, improving margins and generating cash flow to fund operations while we consider certain strategic alternatives. We did not open any restaurants in 2018 compared to one restaurant opening in 2017. We have significantly reduced capital spending from $11.8 million for the year ended December 31, 2017 compared to $1.7 million in capital expenditures during the year ended December 31, 2018.

On May 4, 2018, the Company issued to a single investor (the “Investor”) 2,651,261 shares of the Company’s Common Stock at a purchase price of $1.785 per share, which was equal to the closing bid price of the Company’s common stock on the date of the securities purchase agreement plus a five percent (5%) premium (the “Premium Purchase Price”). Following the private placement, the Investor beneficially owns approximately 19.9% of the Company’s common stock.  Additionally, Berke Bakay, the Company’s former Executive Chairman of the Board of Directors, acquired 492,997 shares of the Company’s common stock in the private placement at the Premium Purchase Price such that Mr. Bakay retained his current beneficial ownership of 15.7% following the private placement. Total net proceeds from the private placement were $5.5 million, the proceeds of which were utilized to repay bank debt and pay existing account payables. Any reduction of our cash flow from operations or an inability to refinance or obtain other capital would materially impact our business. Our failure to raise capital when needed could impact our financial condition and results of operations and ability to continue as a going concern. Therefore, we may have to take other actions such as modify our business plan to close additional restaurants, record additional impairment, pursue additional external liquidity generating events, seek additional financing to the extent available, further reduce or delay capital expenditures or file for protection under Chapter 11 of the U.S. Bankruptcy Code.

Additional equity financing, to the extent available, would result in dilution to current stockholders and additional debt financing, if available, may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business. Therefore, we are evaluating strategic alternatives including the sale of the Company, refinancing or other alternatives, including the closure of additional restaurants. In March 2019, we hired Piper Jaffray to assist with the evaluation of strategic alternatives. There can be no assurance that the process that we are undertaking will be successful. In addition, we cannot predict the terms or timing of any transaction that we may undertake or whether any such transaction will result in any proceeds for the holders of our common stock. It is possible that even a successful and efficient implementation of the recapitalization initiatives we are pursuing will require us to make a filing for protection under the U.S. Bankruptcy Code. In the event that we cannot refinance the Company or otherwise obtain new capital, or in the event that no third party acquires our secured debt and renegotiates its terms, the Company may be required to file for Chapter 11 protection  of the U.S. Bankruptcy Code.

Debt and Credit Agreements

On March 9, 2018, we entered into Amendment No. 4 to the Second Amended and Restated Credit Agreement (“Amendment No. 4”). Amendment No. 4 amends the Second Amended and Restated Credit Agreement to, among other things, reduces the available credit on the Revolver to $25 million as of the effective date of Amendment No. 4 and further reduces the available credit on the Revolver to $22.5 million at June 30, 2018 and $20 million at December 31, 2018. Thus, the Company was required to make payments on the Revolver of $1.25 million by June 30, 2018 and an additional payment of $2.5 million by December 31, 2018. Additionally, (a) the maturity date was amended from October 12, 2019 to January 13, 2020 with no option to extend the maturity; (b) the applicable margins for base rate loans and the applicable margins for LIBOR rate loans were increased by 50 bps to 100 bps depending on the Company’s leverage ratio; and (c) the maximum leverage ratio was increased and the minimum fixed charge coverage ratio was decreased to provide increased flexibility as further described below.

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ending March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ending December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ending June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ending March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ending June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ending September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter. The Company was in compliance with the fixed charge coverage ratio and the leverage ratio at December 31, 2018. However, we received a Notice of Default and Reservation of Rights Letter dated April 2, 2019 for failure to pay our quarterly principal payment due March 31, 2019, failure to provided audited financial statements within 90 days of fiscal year end, and failing to provide a covenant compliance certificate that was due April 1, 2019. As a result, the Company is in default in the performance of its obligations under the credit facility and the lenders have the right to accelerate the due date of such debt.

We utilized $3.75 million in proceeds from the May 2018 private placement to pay down the Revolver and permanently reduced the availability on the Revolver to $20.0 million. At December 31, 2018, we had $33.2 million in outstanding secured borrowings, consisting of $20.0 million under the Revolver and $13.2 million under the Term Loan. As of December 31, 2018, there was no availability under the credit facility.

Cash Flows

      The following table summarizes our primary sources and uses of cash during the past two years:

	2018	2017
Net cash provided by (used in):
Operating activities	$(1,628)	$5,900
Investing activities	(1,576)	(11,715)
Financing activities	730	7,381
Net (decrease) increase in cash and cash equivalents	$(2,474)	$1,566

Operating Activities. We used $1.6 million of operating cash flows in 2018 and generated $5.9 million of operating cash flows in 2017. The year over year change in cash from operating activities is primarily due to an increase in the net loss, greater impairment and lease termination cost, the amount and timing of receipt of tenant allowance reimbursements and timing of payments for accrued expenses and accounts payable.

Investing activities. Net capital expenditures for 2018 were $1.6 million, primarily associated with remodels, technology investments and maintenance-related capital expenditures. Net capital expenditures for 2017 were $11.7 million, primarily associated with our Scottsdale Quarter restaurant, which opened in June 2017, residual payments from restaurants opened during the fourth quarter of 2016, the relocation of our corporate office, and maintenance related capital expenditures.

Financing Activities.  Financing cash flow for 2018 consisted primarily of $5.5 million in net proceeds received from the issuance of common stock associated with our equity offering in May 2018, partially offset by $4.6 million in payments under our credit facility (including $3.75 million from the net proceeds of the equity offering) and $0.2 million for costs associated with Amendment No. 4 to the credit facility. Net cash provided by financing activities for 2017 was $7.4 million and consisted primarily of $11.0 million in net borrowings under the credit facility and $0.3 million of proceeds from stock option exercises and employee stock purchases, partially offset by $3.6 million for the repurchase of common stock under the October 2016 stock repurchase program and $0.3 million for debt issuance costs associated with amendments to our credit facility.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements or obligations, other than operating leases, which are not classified as debt.

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

Revenue Recognition

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions, discounts and sales taxes. The sales tax obligation is included in “Accrued expenses” on the consolidated balance sheets until the taxes are remitted to the appropriate taxing authority. We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. As the unused balances of our gift cards are subject to the escheat or unclaimed property law, we recognize gift card breakage income when those escheatment rights are extinguished.. Gift card breakage income is recorded in “Revenue” on the Consolidated Statements of Operations and amounted to $36,000 and $0.2 million during the year ended December 31, 2018 and 2017, respectively. Prior to redemption, the outstanding balances of all gift cards are included in “Accrued expenses” in the accompanying Consolidated Balance Sheets.

During the third quarter of 2018 the Company launched its loyalty program to encourage customers to frequent Kona Grill restaurants. The loyalty rewards program awards a customer one point for every $1 spent. When points are accumulated a reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2018, the deferred revenue allocated to loyalty points that have not been redeemed is less than $0.1 million, which is reflected in “Accrued expenses” in the accompanying Consolidated Balance Sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

We execute franchise agreements for units owned and operated by third parties. Our franchise agreements typically provide for upfront payment of territory and initial franchise fees in addition to subsequent royalty and advertising fees. Royalties and advertising fees are based on a percentage of gross sales at franchise restaurants and are recognized over time as the amount of gross sales becomes known. We recognize upfront territory and franchise fees received from a franchisee as revenue when the separate and distinct performance obligations associated with the fees are satisfied. We currently believe that the services we provide related to upfront fees we receive from franchisees such as territory or initial franchise fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees are recognized as revenue on a straight-line basis over the term of each respective franchise agreement upon store opening. Upfront territory fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized on a pro rata basis as the franchisee opens each respective restaurant. Any such unamortized portion of fees received are presented in “Deferred rent and other long-term liabilities” in our consolidated balance sheets. The unamortized portion of fees received totaled $0.3 million and $0.9 million as of December 31, 2018 and 2017, respectively. Additionally, we capitalize certain costs to obtain or fulfill a contract that represent incremental costs that can be tied directly to obtaining and executing a contract. We amortize these costs over the life of the customer relationship. Costs to obtain a contract are less than $0.1 million as of December 31, 2018 and zero as of December 31, 2017 and are presented in “Other assets” in our Consolidated Balance Sheets.

Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to “Accumulated deficit” effective January 1, 2018. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in “Deferred rent and other long-term liabilities” on the accompanying consolidated balance sheet as of December 31, 2018. In addition to the changes presented above, we have historically recognized sales commissions as a component of general and administrative expenses as they are incurred. Under the new standard, certain sales commissions will be capitalized and amortized to general and administrative expense over the expected life of the customer relationship. We recognized less than a $0.1 million cumulative effect adjustment to “Accumulated deficit” with an increase to “Other assets” as of January 1, 2018

Property and Equipment

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

We recorded long-lived asset impairment charges of $18.3 million and $9.3 million, for the years ended December 31, 2018 and 2017, respectively. Such amounts are included in "Asset impairment charge" in the Consolidated Statements of Operations. See Note 2 in the Notes to the Consolidated Financial Statements for further details on the impairment charges. We continue to monitor the operating performance of each individual restaurant. We may be required to record impairment charges in the future if certain restaurants perform below expectations.

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

In February 2016, ASC Topic 842, Leases, was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. See Note 1 in the Notes to the Consolidated Financial Statements for further details on the adoption impact associated with the new leasing standard effective January 1, 2019.

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

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of carryforwards and temporary differences between the book and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using the income tax rate in effect during the year in which the differences are expected to reverse. The realization of tax benefits of deductible temporary differences and operating loss or tax credit carryforwards will depend on whether we have sufficient taxable income within the carryforward periods permitted by tax law to allow for utilization of the deductible amounts and carryforwards. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making this determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize our deferred income tax assets in the future, in excess of their net recorded amount, we will make an adjustment to the valuation allowance which would likely result in an income tax benefit.

Effective for tax years beginning after December 31, 2017, the U.S. corporate income tax rate is 21% pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), that was signed into law December 2017. As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Act and recorded a cumulative tax adjustment of $8.0 million in 2017 in accordance with SAB 118.

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock option awards, which requires the use of a number of highly complex and subjective variables. These variables include, but are not limited to the actual and projected employee and director stock option exercise behavior, expected volatility, risk-free interest rate, expected dividends, and expected term. Expected volatility is based on the historical volatility of our stock. We utilize historical data to estimate option exercise and employee termination behavior within the valuation model. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the expected term of the option. We also estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the Consolidated Statements of Operations. We are also required to establish deferred tax assets for expense relating to options that would be expected to generate a tax deduction under their original terms. The recoverability of such assets are dependent upon the actual deduction that may be available at exercise and can further be impaired by either the expiration of the option or an overall valuation allowance on deferred tax assets.

We believe the estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Recent Accounting Pronouncements

See Note 1 Recently Issued Accounting Standards to our Consolidated Financial Statements. As described therein, in May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). We adopted the new standard effective January 1, 2018. We adopted the standard using the modified retrospective adoption method permitted by the standard with the cumulative effect of initially applying the amended guidance recognized at January 1, 2018. We have applied the new guidance only to 2018 and revenue recognition for 2017 continues to be under ASC 605. Under previous guidance, we would have recognized any upfront franchise and development fees upon restaurant opening, however no franchise locations opened during 2018.

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

We also face market risk exposure due to the variable interest rates on our credit facility. Interest expense is subject to adjustment based on changes to the prime or LIBOR rate. Interest rate fluctuations may adversely impact our financial condition or results of operations.

Item 8.  Financial Statements and Supplementary Data

Reference is made to the consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this report, which financial statements, notes, and report are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 12, 2018, the Company dismissed Ernst & Young LLP (“EY”) as the Company's independent registered public accounting firm. The reports of EY on the Company's consolidated financial statements as of and for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company's two most recent fiscal years and the subsequent interim period preceding EY's dismissal, there were no disagreements (within the meaning of Item 304(a)(1)(iv) of Regulation S-K) with EY on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to EY's satisfaction, would have caused EY to make reference to the subject matter thereof in connection with its reports for such years; and, no reportable events (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

On July 10, 2018, the Audit Committee (the "Audit Committee") of the Board of Directors of Kona Grill, Inc. (the "Company") engaged BDO USA, LLP (“BDO”) as the Company's independent registered public accounting firm.

During the Company's two most recent fiscal years and the subsequent interim period through July 10, 2018, neither the Company nor anyone on its behalf consulted with BDO with respect to either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and no written report or oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue or (ii) any matter that was the subject of either a “disagreement” (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our former Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our former Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report were effective, except for the material weakness described below in Management’s Report on Internal Control Over Financial Reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (the “2013 framework”). Based on that assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was not effective because a material weakness existed in our internal controls related to the preparation, documentation and review of the income tax provision in accordance with U.S. generally accepted accounting principles. Specifically, we did not design and maintain effective controls over the, documentation and review of relevant facts in order to apply the appropriate tax accounting under accounting standards generally accepted in the United States of America, which impacted the deferred tax asset and valuation allowance accounts and related disclosures. The Company’s management has concluded that this control deficiency constitutes a material weakness as of December 31, 2018.

Based on this finding, our management is implementing a remediation plan to address the control deficiency that led to the material weakness. The remediation plan includes implementing specific review procedures, including strengthening our income tax control with improved documentation standards, technical oversight and training.

Changes in Internal Control Over Financial Reporting

Other than the material weakness discussed above, there were no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. While the Audit Committee and management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our management identifies as necessary, are completed, tested and determined effective, the material weakness described above will continue to exist.

Please note that our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting.

Item 9B.  Other Information

Changes in Senior Management Team

Effective March 31, 2019, Marcus Jundt resigned from our Board of Directors and as Chief Executive Officer. On April 2, 2019, Christi Hing, our Chief Financial Officer, was appointed as the principal executive officer.

On March 29, 2019, the Company and Alvarez & Marsal North America, LLC (“Alvarez & Marsal”) entered into an agreement regarding consulting services to be provided to the Company. Effective April 17, 2019, Jonathon Tibus and Christopher Wells will be appointed as our Chief Executive Officer and Chief Restructuring Officer, respectively. Under the terms of the agreement, Mr. Tibus and Mr. Wells will continue to be employed by Alvarez & Marsal and will not receive any compensation directly from the Company. The Company will instead pay Alvarez & Marsal at Mr. Tibus’ and Mr. Wells’ hourly rate as well as the hourly rate for other personnel used on the engagement with total fees not to exceed $390,000 in any month. Under the agreement, the Company may not solicit, recruit, hire or otherwise engage any employee of Alvarez & Marsal or any of its affiliates who perform services for the Company for a period of two years after the termination of the agreement. The foregoing description of the agreement with Alvarez & Marsal are general descriptions and are qualified in their entirely by reference to the actual agreement, which is attached hereto as Exhibit 10.7.

As a Managing Director of Alvarez & Marsal, Mr. Tibus has served as Chief Executive Officer of Real Mex Restaurants, Inc. (Chevy’s, El Torito, Sinigual, Las Brisas); Ignite Restaurant Group, Inc. (Joe’s Crab Shack, Brickhouse Tavern); Last Call Operating Co. (Fox & Hound, Champps).  Mr. Tibus has also served as Chief Restructuring Officer of Quiznos and Chief Operating Officer of Max & Erma’s.  Mr. Tibus has a bachelor’s degree from Florida State University and an MBA from the University of Florida. Mr. Tibus is 46 years old and is not the beneficial owner of any shares of the Company’s common stock.

Mr. Wells is a Managing Director with Alvarez & Marsal. Mr. Wells recently served as Chief Financial Officer of Real Mex Restaurants, Inc.  Additionally, Mr. Wells has served in the capacity of Chief Financial Officer in various privately-held roles encompassing the investment management and healthcare industries.  Mr. Wells has a bachelor’s degree from the University of Arizona in finance and accounting, is a Certified Public Accountant (CPA) in the state of Arizona, and a Chartered Financial Analyst (CFA).  Mr. Wells is 42 years old and is not the beneficial owner of any shares of the Company’s common stock.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current directors and executive officers.

Name	Age	Director or Executive Officer Since	Position
Richard J. Hauser	57	2004	Director
Anthony L. Winczewski	63	2005	Director
Leonard M. Newman	58	2012	Director
Shawn Hassel	47	2019	Director
Christi Hing	45	2012	Chief Financial Officer

Biographical Information Regarding Directors and Executive Officers

Richard J. Hauser has served as a director of our company since December 2004. Mr. Hauser serves as the President and owner of Capital Real Estate, Inc., a commercial real estate services company based in Minneapolis, Minnesota, which he founded in 2001. In addition, Mr. Hauser is the Manager and owner of Net Lease Development LLC, which is a controlled operating company under Capital Real Estate, Inc. Mr. Hauser also controls and operates BTS Construction LLC, a build-to-suit construction management company. The operations of Capital Real Estate, Inc. and its related entities encompass a full range of real estate related services, including land acquisition, land development, retail development, net lease development, construction and general contracting, and both internal and external investment holdings and market disposition of commercial properties.

The Board believes Mr. Hauser’s strong executive background in commercial real estate and finance provides important perspective to the Board, given the importance of real estate evaluation, development and finance to our company’s business. Mr. Hauser also has extensive experience in business operations and strategic planning, which also benefit our company’s business.

Anthony L. Winczewski has served as a director of our company since April 2005. Mr. Winczewski has served as Chief Executive Officer of Commercial Partners Title, LLC, a title insurance agency engaged in providing commercial, residential, and tax deferred exchange solutions since January 1995. Prior to forming Commercial Partners in 1995, Mr. Winczewski held a variety of positions with title insurance companies for 20 years, including positions as a manager and sales officer for Chicago Title Insurance Company from May 1984 until January 1995 and as a Vice President and Principal of Winona County Abstract and Title, Inc. from July 1975 until May 1984.

The Board believes Mr. Winczewski’s strong executive background in real estate finance and over 35 years of experience in management and ownership positions makes him qualified to serve on the Board.

Leonard M. Newman has served as a director of our company since March 2012. Mr. Newman began his career as an accountant with Arthur Andersen & Co. from 1982 through 1989. From 1989 through 1996, Mr. Newman served in several accounting and finance functions for PepsiCo, Inc., where he worked with the PepsiCo and Taco Bell divisions. From 1996 through 2003, Mr. Newman was Chief Financial Officer of Border Foods, Inc., which operated several Kentucky Fried Chicken, Pizza Hut and Taco Bell units. From 2004 through 2010, Mr. Newman served as Chief Executive Officer of Camillet Foods, a franchisee of three casual restaurants. From January 2010 through August 2012, Mr. Newman served as a financial consultant in various industries. Since September 2012, Mr. Newman has served as the Chief Financial Officer of East View Information Services, a leading provider of native and translated foreign language information products and services.

The Board believes that Mr. Newman’s extensive finance and accounting experience combined with his restaurant industry experience makes him uniquely qualified to serve on the Board.

Shawn Hassel was appointed to serve as a director of our company in March 2019. Mr. Hassel is the co-founder and Managing Partner of Bestige Holdings, LLC (“Bestige”), a private investment firm focused on building and developing a portfolio of debt and long-term equity investments in high potential businesses. Prior to founding Bestige in 2016, Mr. Hassel was a Managing Director with Alvarez & Marsal where he led the Phoenix Turnaround and Restructuring Practice. Before joining Alvarez & Marsal in 2001, Mr. Hassel was a Senior Director with the Corporate Finance and Restructuring practice of Arthur Andersen. He has served and continues to serve as a member of multiple boards. Mr. Hassel earned a bachelor’s degree in finance and accounting from the University of Arizona.

The Board believes that Mr. Hassel’s extensive experience in operational and financial advisory to both management teams and Board of Directors through on-going margin improvements as well as long-term strategic and top line advancements makes him uniquely qualified to serve on the Board.

Christi Hing has served as our Chief Financial Officer since February 2012. Ms. Hing has over 20 years of finance and accounting experience and has been with the Company since January 2006. She had served as the Company’s Vice President and Controller and prior to that as the Company’s Director of Financial Reporting. Prior to joining the Company, from February 2004 to December 2005, she was a Manager of Financial Reporting at American Express Company. From September 1996 to October 2003, she held a variety of audit positions at PricewaterhouseCoopers LLP in the Audit and Business Advisory Services practice. Ms. Hing holds a Bachelor of Science degree in accountancy from Arizona State University. Ms. Hing is a Certified Public Accountant in Arizona.

In April 2019, the Board of Directors designated Ms. Hing as our principal executive officer for purposes of filing reports under the Securities Exchange Act of 1934.

Classification of Our Board of Directors

Our certificate of incorporation provides for a Board of Directors consisting of three classes serving three-year staggered terms. Shawn Hassel serves as our Class I director, with the term of office of the Class I director expiring in 2021. The Class II directors consist of Leonard M. Newman and Anthony L. Winczewski, with the term of office of the Class II directors expiring in 2019. Class III directors consist of Richard J. Hauser with the term of office of Class III directors expiring at the annual meeting of stockholders in 2020. Officers serve at the pleasure of the Board of Directors.

Information Relating to Corporate Governance and the Board of Directors

The Board has designated Leonard Newman to be the lead independent director.

Risk Oversight

The Board is actively involved in oversight of risks that could affect our company. This oversight is conducted primarily through committees of the Board, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees, but the full Board has retained responsibility for general oversight of risks. The Board satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our company.

Director Independence

Our Board of Directors reviews the independence of our directors to determine whether any relationships, transactions or arrangements involving any director or any family member or affiliate of a director may be deemed to compromise the director’s independence from us. Based on that review, the Board determined that as of the date hereof, the following directors are independent directors, as “independence” is defined by NASDAQ, because they have no relationship with us that would interfere with their exercise of independent judgment in carrying out their responsibilities as a director: Richard J. Hauser, Shawn Hassel, Leonard M. Newman, and Anthony L. Winczewski.

We regularly schedule executive sessions at which independent directors meet without the presence or participation of management.

Information Regarding Board Committees and Governance

Our bylaws authorize our Board of Directors to appoint among its members one or more committees, each consisting of one or more directors. Our Board of Directors has established an Audit Committee, Compensation Committee, and Nominating Committee, each consisting entirely of independent directors.

Our Board of Directors has adopted charters for the Audit, Compensation, and Nominating Committees describing the authority and responsibilities delegated to each committee by our Board of Directors. Our Board has also adopted a Code of Business Conduct and Ethics and a Code of Ethics for the CEO and Senior Financial Officers. The charters of our Audit, Compensation, and Nominating Committees; our Code of Business Conduct and Ethics, Code of Ethics for the CEO and Senior Financial Officers and Insider Trading Policy are available on the Investors page of our website at www.konagrill.com under the Governance link.

Our Insider Trading Policy establishes rules whereby directors, officers and employees are required to, among other items, comply with rules regarding the trading of our common stock and the hedging and pledging of stock. The Company strongly discourages pledging our common stock as collateral for a loan. If an individual wishes to pledge our common stock, a written request for approval is required to be submitted to the Company’s compliance officer prior to the proposed execution of documents evidencing the proposed pledge. The Company encourages individuals who currently have pledged shares to reduce the number of pledged shares in due time.

Communications with Directors

Interested parties may communicate with our Board of Directors or specific members of our Board of Directors, including our independent directors and the members of our various board committees, by submitting a letter addressed to the Board of Directors of Kona Grill, Inc. c/o any specified individual director or directors to our corporate office. Any such letters are sent to the indicated directors.

Audit Committee

The purpose of the Audit Committee is to oversee the financial and reporting processes and the audits of the financial statements of our company and to provide assistance to our Board of Directors with respect to the oversight of the integrity of the financial statements, our company’s compliance with legal and regulatory matters, the independent auditor’s qualifications and independence, and the performance of our company’s independent auditor. The primary responsibilities of the Audit Committee are set forth in its charter. The Audit Committee also selects the independent auditor to conduct the annual audit of the financial statements of our company; reviews the proposed scope of such audit; reviews accounting and financial controls of our company with the independent auditor and our financial accounting staff; and reviews and approves transactions between us and our directors, officers, and their affiliates.

The Audit Committee currently consists of Messrs. Hauser, Newman, and Winczewski, each of whom is an independent director of our company under the NASDAQ rules as well as under the SEC rules and NASDAQ listing standards relating to the independence of audit committees. The Board of Directors has determined that Mr. Newman (whose background is detailed above) qualifies as an “audit committee financial expert” in accordance with applicable rules and regulations of the SEC. Mr. Newman serves as the Chairman of the Audit Committee.

Compensation Committee

The purpose of the Compensation Committee includes determining, or recommending to our Board of Directors for determination, the compensation of the Chief Executive Officer and other executive officers of our company and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The Compensation Committee charter also grants the committee the authority to: review and approve the goals and objectives relevant to executive officer compensation, including annual performance objectives; review and make recommendations to the Board with respect to the establishment of any new incentive compensation and equity-based plans; review and recommend new executive compensation programs; review disclosures to be filed with the SEC and distributed to our stockholders regarding executive compensation and recommend to the Board the filing of such disclosures; assist the Board with its functions relating to our compensation and benefits programs generally; and other administrative matters with regard to our compensation programs and policies. The committee may delegate any of its responsibilities to a subcommittee, except where such delegation is not allowed by legal or regulatory requirements. The Compensation Committee currently consists of Messrs. Hauser, Newman and Winczewski, each of whom is an independent director of our company under the NASDAQ rules as well as under the SEC rules and NASDAQ listing standards relating to the independence of compensation committees. Mr. Hauser serves as Chairman of the Compensation Committee.

Nominating Committee

The Nominating Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate. The Nominating Committee is responsible for making recommendations to the Board of Directors of nominees to stand for election as directors at each election of directors, the oversight of the selection and composition of committees of the Board of Directors, the oversight of the evaluations of the Board of Directors and management, and the development and recommendation to the Board of Directors of a set of corporate governance principles applicable to our company. The Nominating Committee currently consists of Messrs. Hauser and Winczewski, with Mr. Winczewski serving as Chairman.

The Board of Directors periodically reviews the diversity of specific skills and characteristics necessary for the optimal functioning of the Board in its oversight of the company. The Nominating Committee has adopted a charter regarding the director selection process that requires the committee to assess the skill areas currently represented on the Board against the target skill areas, as well as recommendations of directors regarding skills that could improve the overall quality and ability of the Board to carry out its function. The Nominating Committee then establishes the specific target skill areas or experiences that are to be the focus of a director search, if necessary.

The Nominating Committee will consider persons recommended by stockholders for inclusion as nominees for election to our Board of Directors if the names, biographical data, and qualifications of such persons are submitted in writing in a timely manner, to the attention of our company’s secretary at the address of our corporate office listed herein. The Nominating Committee identifies and evaluates nominees for our Board of Directors, including nominees recommended by stockholders, based on numerous factors it considers appropriate. Specific qualities or experiences could include matters such as experience in the restaurant industry, financial or technical expertise, strength of character, mature judgment, and the extent to which the nominee would fill a present need on our Board of Directors. As discussed above, the members of the Nominating Committee are independent, as that term is defined by NASDAQ.

Board and Committee Meetings

Our Board of Directors held a total of nine meetings during 2018. During 2018, the Audit Committee held four meetings, the Compensation Committee held three meetings and the Nominating Committee held one meeting. Each director who served during for the entire year in 2018 attended at least 75% of the aggregate of (i) the total number of meetings of our Board of Directors, and (ii) the total number of meetings held by all committees of our Board of Directors on which he was a member. We encourage each of our directors to attend our annual meeting of stockholders. Accordingly, and to the extent reasonably practicable, we regularly schedule a meeting of the Board of Directors on the same day as the annual meeting of stockholders.

Item 11.	Executive Compensation

Overview of Compensation Philosophy and Objectives

The objective of our executive compensation program is to attract, retain and reward executive officers who are critical to our long-term success. Our executive compensation program seeks to provide a level of compensation that is competitive with companies of similar size in the restaurant industry. We align executive officer compensation with both company performance and individual performance and provide incentives to motivate executive officers to achieve our financial, operating, and strategic objectives and reward them for achieving these objectives. We compensate our executive officers through a mix of compensation designed to be competitive within our industry and to align management’s incentives with the long-term interests of our stockholders.

The Compensation Committee believes that executive compensation should be closely aligned with the performance of our company on both a short-term and a long-term basis. Our executive compensation is comprised of three principal elements:

●	Annual base salary;

●	Performance-based annual cash incentive bonuses, which are dependent upon our annual financial performance and specific individual performance goals; and

●	Long-term incentive compensation in the form of stock options or other equity-based awards which are designed to align executive officers’ interests with the long-term interests of our stockholders.

Determining Executive Compensation

Our compensation setting process consists of establishing targeted overall compensation for each executive officer and then allocating that compensation among base salary and annual and long-term incentive compensation. We design annual cash incentive compensation to reward company-wide performance through tying awards primarily to specific operational metrics and financial performance. The Compensation Committee evaluates both performance and compensation to ensure that we maintain the ability to attract and retain employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer group.

The responsibilities of the Compensation Committee include determining, or recommending to our Board of Directors for determination, the compensation of our executive officers and discharging the responsibilities of our Board of Directors relating to compensation programs of our company. The chief executive officer provides recommendations on compensation to the committee based on each executive officer’s annual review. The committee reviews base salary levels for executive officers at the beginning of each year and recommends actual bonuses at the end of each year based upon company performance.

In connection with its decisions about executive compensation, the Compensation Committee considers the results of the most recent stockholder advisory vote on executive compensation (“Say-on-Pay” vote). The Board of Directors has determined, based on the results of an advisory vote held in 2013, to hold a Say-on-Pay vote every three years; therefore, the last Say-on-Pay vote was held in 2016. At the 2016 Annual Meeting, more than 93% of the votes cast in our Say-on-Pay vote were cast in favor of approving the compensation for our named executive officers. The Compensation Committee believes that this Say-on-Pay vote result demonstrates stockholder support for our current executive compensation programs and practices, which has not changed fundamentally over the past six years. Therefore, the Compensation Committee has not made any specific changes in our executive compensation program in response to the Say-on-Pay vote. The frequency of Say-on-Pay as well as an advisory vote on executive compensation will be voted on at the 2019 Annual Meeting of Stockholders.

Recent Changes in Executive Leadership

On August 7, 2018, Berke Bakay was appointed as Executive Chairman of the Board of Directors and transitioned from his previous role as President and Chief Executive Officer of the Company, a position that he held since January 2012. James Kuhn was promoted from his role as the Company’s Chief Operating Officer to Chief Executive Officer. On November 6, 2018, Marcus Jundt and Steven Schussler, both Board members, were appointed as Co-Chief Executive Officers and James Kuhn’s employment with the Company was terminated. On January 8, 2019, Steven Schussler resigned as Co-Chief Executive Officer and as a director of the Company and Marcus Jundt assumed the role of Chief Executive Officer. On March 27, 2019 Berke Bakay and Alex Zheng resigned from the Board of Directors. Marcus Jundt resigned as Chief Executive Officer of the Company and as a director of the Company effective March 31, 2019.

Elements of Executive Compensation

Base Salary

Base salaries for executive officers are generally reviewed on an annual basis and at the time of promotion or other change in responsibilities. We provide executive officers with a level of base salary that recognizes appropriately each individual officer’s scope of responsibility, role in the organization, experience, and contributions to the success of our company. The Board of Directors reviews and approves salaries recommended by the Compensation Committee. In formulating these recommendations, the committee considers the overall performance of our company, industry compensation data, and conducts an evaluation of individual officer performance. The committee recommends that the Board of Directors make final determinations on any adjustments to the base salary for executive officers.

Performance-Based Bonus

Prior to 2019, in line with our strategy of rewarding performance, our executive compensation program includes performance-based bonuses. The Board of Directors believes that annual revenue, same-store sales growth, cash flow, and earnings growth are key drivers of stockholder return over the long term. Therefore, the Compensation Committee provides an annual incentive to motivate and reward executives based upon the goal of increasing earnings before interest, taxes, depreciation, amortization, and unusual charges, if applicable (“Adjusted EBITDA”). The target level of performance-based bonus for our chief executive officer and chief financial officer has been set at 60% and 50%, of each individual’s respective base salary to be competitive with similar size companies. The annual bonus calculation provides for a sliding scale based upon actual results compared to target for Adjusted EBITDA. A minimum performance threshold is necessary to achieve some portion of the annual incentive opportunity. The payout for exceeding the maximum target of each metric is 150% of each executive’s target bonus.

No payout is made if our company’s minimum performance targets are not achieved. For 2018, the executive officers did not receive a bonus. For 2019, the Board of Directors elected not to have a performance-based bonus and elected to have any bonus be at the discretion of the Board and not determined by set performance goals.

Long-Term Equity Compensation

Long-term performance-based compensation of executive officers has traditionally taken the form of stock option awards. We believe that equity ownership for executive officers is important for retention and provides additional incentive to maximize long-term total return to stockholders. Under our 2012 Stock Award Plan, the Board of Directors or a committee appointed by the Board is specified to act as the plan administrator. The Board has authorized the Compensation Committee to make recommendations to the Board regarding grants of options to executive officers and these recommendations are subject to ratification by the Board of Directors. In general, stock options are granted to our executive officers at the onset of employment and annually in conjunction with the review of executive officer performance. We do not have any program or plan to time option grants to our executives in coordination with the release of material non-public information.

Stock options are granted at the closing market price of our common stock on the date of grant. Accordingly, a stock option becomes valuable only if the market price of our common stock increases above the option exercise price and the holder remains employed during the period of time that the option vests. On January 31, 2019, the Board of Directors granted 75,000 stock options to the chief executive officer and 50,000 stock options to the chief financial officer. These grants vest 25% each quarter over a one-year period and expire five years from the date of grant.

We believe that our executives should be required to acquire and maintain an appropriate level of equity interest in order to align their interests with those of our stockholders. The Board has adopted stock ownership guidelines whereby executive officers are required to maintain the following levels of stock ownership of our common stock:

Officer	Amount of Stock Ownership Required
Chief Executive Officer	2 times base salary
Chief Financial Officer	1 times base salary

Our chief financial officer had previously complied with the stock ownership guidelines; however, with the decline in the Company’s stock price, she no longer meets the ownership guidelines and will be subject to comply with the guidelines in the future.

Benefits

Executive officers are eligible to participate in various employee benefit programs that are generally available to all full-time salaried employees of the company. These benefit programs include medical, dental, vision, life, and disability insurance benefits. We also sponsor a tax-qualified 401(k) retirement savings plan pursuant to which eligible employees are able to contribute the lesser of up to 50% of their annual salary or the limit prescribed by the Internal Revenue Service. We match 100% of the first 3% of salary contributed and 50% of the next 2% of salary contributed, subject to Internal Revenue Code guidelines on highly compensated employees. All contributions to the 401(k) plan as well as any matching contributions are fully vested upon contribution. In addition, we sponsor an employee stock purchase plan pursuant to which eligible employees may purchase common stock at a 15% discount of the fair market value of common stock on the last day of the applicable offering period. Eligible employees may purchase up to 15% of eligible earnings during each of the offering periods, subject to a maximum of $25,000 annually.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation in excess of $1 million paid to each of any publicly held corporation’s chief executive officer, chief financial officer and three other most highly compensated executive officers. The Compensation Committee considers the deductibility of compensation arrangements as one factor in executive compensation decisions for the named executives. However, deductibility is not the sole factor used to determine appropriate levels or types of compensation, and we may make awards that are not deductible.

Summary of Cash and Other Compensation

The table below summarizes the total compensation paid to each of our executive officers for the two years ended December 31, 2018 and 2017, respectively.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Berke Bakay (3)	2018	427,000	43,935	17,000	487,935
Former Executive Chairman of the Board	2017	475,000	177,755	16,800	669,555

Christi Hing	2018	250,000	16,959	15,616	282,575
Chief Financial Officer and Secretary	2017	245,288	68,616	15,693	329,598

Marcus Jundt (4)	2018	—	—	—	—
Former Co-Chief Executive Officer	2017	—	—	—	—

James Kuhn (5)	2018	262,000	—	6,000	268,000
Former Chief Executive Officer and Chief Operating Officer	2017	16,154	78,123	—	94,277

Steven Schussler (6)	2018	—	—	—	—
Former Co-Chief Executive Officer	2017	—	—	—	—

(1)

The amounts reflect the grant date fair value of awards issued for the respective year pursuant to the 2012 Stock Award Plan computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (See Note 7 of Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC). Details regarding 2017-2018 stock option awards that are still outstanding can be found in the table “Outstanding Equity Awards at December 31, 2018.”

(2)	Executive officers also receive employee benefits that are provided to all salaried employees of our company and primarily consisted of 401(k) matching contributions and health insurance premiums.

(3)

Mr. Bakay was appointed Executive Chairman of the Board of Directors on August 7, 2018. In connection with his appointment as the Executive Chairman of the Board of Directors from his previous role as President and Chief Executive Officer, his salary was reduced from $475,000 to $350,000 per year. On January 1, 2019, Mr. Bakay’s salary was reduced to $1.00 per year. Mr. Bakay resigned as Executive Chairman of the Board of Directors effective March 27, 2019.

(4)

Mr. Jundt was appointed Co-Chief Executive Officer on November 6, 2018. Mr. Jundt received no compensation during the year ended December 31, 2018 as Co-Chief Executive Officer. On January 31, 2019, the Board compensated Mr. Jundt $30,000 per month in cash, effective January 1, 2019 for his services as Chief Executive Officer. Mr. Jundt resigned as Chief Executive Officer as of March 31, 2019.

(5)

Mr. Kuhn was appointed Chief Operating Officer on December 4, 2017 and subsequently was appointed Chief Executive Officer on August 7, 2018. Mr. Kuhn’s employment with the Company was terminated effective November 6, 2018.

(6)

Mr. Schussler was appointed Co-Chief Executive Officer on November 6, 2018 and subsequently resigned on January 8, 2019. Mr. Schussler received no compensation during this time as Co-Chief Executive Officer.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

The following table includes certain information with respect to all options previously awarded to the executive officers named above that were outstanding as of December 31, 2018.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) (1)			Option Exercise	Option
Name	Exercisable	Unexercisable		Price ($)	Expiration Date
Berke Bakay (1)	30,000	—		16.12	02/05/2019
	42,054	14,017	(a)	23.49	02/04/2020
	35,855	35,856	(b)	14.26	02/24/2021
	14,018	42,053	(c)	8.15	02/22/2022
	—	56,071	(d)	1.60	02/08/2023

Christi Hing (2)	25,000	—		16.12	02/05/2019
	16,233	5,411	(a)	23.49	02/04/2020
	14,416	14,416	(b)	14.26	02/24/2021
	5,411	16,233	(c)	8.15	02/22/2022
	—	21,644	(d)	1.60	02/08/2023

Marcus Jundt (3)	2,750	—		16.12	02/05/2019
	12,000	—		23.49	02/04/2020
	12,000	—		14.26	02/24/2021
	12,000	—		8.15	02/22/2022
	9,000	3,000	(a)	1.60	02/08/2023

James Kuhn (4)	—	—		—	—

Steven Schussler (5)	2,750	—		16.12	02/05/2019
	12,000	—		23.49	02/04/2020
	12,000	—		14.26	02/24/2021
	12,000	—		8.15	02/22/2022
	9,000	3,000	(a)	1.60	02/08/2023

(1)

Mr. Bakay’s unexercisable options as of December 31, 2018 include (a) 14,017 options that vested on February 5, 2019, (b) 17,942 options that vested on February 24, 2019 and 17,943 options that will vest on February 24, 2020, (c) 14,018 options that vested on February 24, 2019 and two installments of 14,018 options each that will vest on February 24, 2020 and 2021, respectively, and (d) 14,018 options that vested on February 8, 2019 and three installments of 14,018 options each that would vest on February 8, 2020, 2021, and 2022, respectively. Mr. Bakay resigned as an executive officer effective March 27, 2019.

(2)

Ms. Hing’s unexercisable options as of December 31, 2018 include (a) 5,411 options that vested on February 5, 2019; (b) 7,208 options that vested on February 5, 2019 and 7,208 options that will vest on February 5, 2020, and (c) 5,411 options that vested on February 24, 2019 and two installments of 5,411 options each that will vest on February 24, 2020, and 2021, respectively, and (d) 5,411 options that vested on February 8, 2019 and three installments of 5,411 options each that will vest on February 8, 2020, 2021, and 2022, respectively.

(3)	Mr. Jundt’s unexercisable options as of December 31, 2018 include (a) 3,000 options that vested on February 5, 2019.

(4)	In connection with Mr. Kuhn’s termination effective November 6, 2018, there are no options outstanding or exercisable as of December 31, 2018.

(5)	Mr. Schussler’s unexercisable options as of December 31, 2018 include 3,000 options that were forfeited upon his resignation on January 8, 2019.

Employment Agreements

We have historically entered into employment agreements with certain executives. The Board believes that terms of our executive employment agreements are in line with market standards, and the agreement can be an important means to allow management to continue to focus on running the business of the company in the event of a pending or actual change of control event or otherwise. More detailed information concerning severance payments appears herein under the caption “Potential Payments Upon Termination or Change in Control.”

On September 4, 2018, we entered into employment agreements with each of the following executives: Berke Bakay, Executive Chairman of the Board of Directors; James Kuhn, Chief Executive Officer, Chief Operating Officer and President; and Christi Hing, Chief Financial Officer (collectively, the “Employment Agreements”). Mr. Bakay’s employment agreement was subsequently amended effective January 1, 2019, to among other things, reduce his annualized base salary from $350,000 to $1. Mr. Bakay resigned as a director and officer of the Company on March 27, 2019 without “Good Reason” as such term is defined in Mr. Bakay’s employment agreement with the Company.

Mr. Kuhn’s employment with the Company was terminated on November 6, 2018. There is currently a dispute between the Company and Mr. Kuhn regarding his termination. that the Company’s position is that Mr. Kuhn is not entitled to any post-employment payments under the September 4, 2018 employment agreement.

Unless otherwise stated below, the terms of each of the Employment Agreements are as follows:

Term: Unless earlier terminated as provided therein, the term of the Employment Agreement is two years.

Annualized Base Salary: The annualized base salary is $250,000 for Ms. Hing which may be increased annually by the Board in its sole discretion.

Bonus Incentives: Each Executive will also be eligible to receive an annual incentive bonus for each calendar year at the end of which they remain employed by the Company and any additional bonuses as determined by the Board in its sole discretion.

Long-Term Incentive Grants of Stock Options: Pursuant to a plan determined annually by the Board and issued pursuant to a stock option agreement, each Executive will also be eligible to be granted long-term incentive grants of stock options.

Any stock option agreement related to such a grant would provide for a “cashless exercise” provision. Vested stock options may be exercised by each such Executive during the term of their Employment Agreement and for three months thereafter except as provided therein for situations relating to termination for cause (option terminates), death or disability (vested portion continues to be exercisable for 12 months).

A portion of each Executive’s stock options fully vest in the event of a termination without cause or with “Good Reason” as described below. In the event of a “Change in Control” event (as defined below), all of such executive’s unvested stock options will immediately vest and be immediately exercisable. A “Change in Control” includes (a) merger or sale of substantially all of the assets of the Company and (b) certain transactions where a person or group of persons become the owners of 30% or more of the total combined voting power of the Company’s securities.

Severance Eligibility:  If the Company terminates such Executive’s employment without cause or if such executive terminates their employment for “Good Reason,” they shall be entitled to (a) any base salary earned but unpaid as of the date of termination and any other payments pursuant to other benefit plans, including without limitation medical  and dental benefits and unused vacation; (b) six months of base salary and a pro-rata portion of any incentive bonus payable for that year (subject to certain conditions such as entering into a general release with the Company); and (c) unvested stock options scheduled to vest over a 12 month period following termination shall be vested and remain exercisable except if any such termination occurs before the first anniversary of their Employment Agreement, unvested stock options scheduled to vest over a 24 month period following termination shall immediately vest and be immediately exercisable.

 “Good Reason”  includes (a) any material reduction in the amount or type of compensation paid to such executive or material reduction in benefits inconsistent with benefit reductions taken by other members of the Company’s senior management; (b) the Board of Directors requesting such executive to engage in actions that would constitute illegal or unethical acts; (c) or, in the case of Berke Bakay and Christi Hing only, the Board of Directors requiring either of them to be based in any office or location other than facilities within 50 miles of Phoenix, Arizona; or (d) any material breach of any contract entered into between each and the Company or an affiliate of the Company, including the Employment Agreement, which is not remedied by the Company within 30 days after receipt of notice of breach.

Potential Payments Upon Termination or Change of Control

The following table describes the potential payments for our executive officers as of December 31, 2018, based on the applicable triggering event:

	Termination Without Cause or With Good Reason			Termination Upon a Change in Control
	Cash	Acceleration of		Cash	Acceleration of
	Payment	Vesting of Equity	Benefits	Payment	Vesting of Equity	Benefits
Name	($)(1)	Awards ($)(2)	($)(3)	($)(1)	Awards ($)(2)	($)(3)
Berke Bakay	385,000	—	3,000	385,000	—	3,000

Christi Hing	250,000	—	3,000	250,000	—	3,000

Marcus Jundt (4)	—	—	—	—	—	—

James Kuhn (5)	—	—	—	—	—	—

Steven Schussler (4)	—	—	—	—	—	—

(1)

Assumes a termination date for Mr. Bakay and Ms. Hing as of December 31, 2018. Payment consists of six months of base salary plus an assumed incentive bonus equal to Mr. Bakay’s and Ms. Hing’s target bonus for the entire year 2018. The actual bonus amount would be prorated and would be based on actual performance. Mr. Bakay resigned effective March 27, 2019, which was considered to be a termination without Good Reason.

(2)	The calculation for Mr. Bakay and Ms. Hing is based upon a termination date of December 31, 2018 and the closing market price of our common stock on that date.

(3)	Reflects the continuation of health benefits following employment for the period specified in the respective agreement.

(4)

Mr. Jundt and Mr. Schussler were appointed Co-Chief Executive Officers on November 6, 2018. They both received no compensation during the year ended December 31, 2018 as Co-Chief Executive Officers and did not have employment agreements in place during this time.

(5)	Mr. Kuhn’s employment was terminated on November 6, 2018.

Director Compensation

We use a combination of cash and stock-based incentive compensation to attract and retain qualified individuals to serve on our Board of Directors. In setting director compensation, we consider the amount of time that directors spend fulfilling their duties as a director, including committee assignments.

Cash Compensation Paid to Board Members

During 2018, we paid each non-employee director of our company a cash retainer of $22,500. Annual cash retainers are paid to the chairperson of the Audit Committee ($10,000) and Compensation Committee ($5,000). Members of the Audit and Compensation Committees each receive an annual cash retainer of $3,000 for each committee on which they serve during the year. Directors are also reimbursed for travel and related expenses incurred in connection with attendance at board and committee meetings. Employees who also serve as directors receive no additional compensation for their services as a director. Non-employee directors may also receive additional fees for services rendered in addition to normal duties.

Effective December 2018, in an effort to conserve cash, the cash compensation for the Board of Directors was reduced to zero and compensation was solely in the form of stock-based compensation. However, subsequently effective March 1, 2019, the Company’s Board of Directors resumed the annual cash retainer of $30,000 for each non-employee director, except for Shawn Hassel, and resumed the annual cash retainer for the Chairperson of the Audit Committee of $10,000 and Chairperson of the Compensation Committee of $5,000 as well as the annual cash retainer of $3,000 for service on each committee. Shawn Hassel was appointed to the Board of Directors in March 2019. Mr. Hassel is to receive $50,000 for his first month of service on the Board of Directors, with a minimum of $25,000 for each month thereafter. Mr. Hassel is to receive no less than $150,000 for his services.

Stock-Based Compensation

Non-employee directors are eligible to receive grants of stock options or awards pursuant to the discretion of the Compensation Committee or the entire Board of Directors. During 2018, non-employee directors, except Shawn Hassel who received no stock options, received an annual stock option grant to purchase 12,000 shares of our common stock and the Chairman of the Board received an annual stock option grant of 17,000 shares. Stock options vest 25% each quarter over a period of one year.

On January 31, 2019, non-employee directors were granted a stock option grant to purchase 50,000 shares of common stock and the Executive Chairman of the Board and Chief Executive Officer each received a grant of 75,000 shares. The stock option grants vest 25% each quarter over a period of one year.

The following table summarizes information regarding compensation for non-employee directors during 2018.

DIRECTOR COMPENSATION

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2)	Total ($)
Richard J. Hauser	28,500	8,915	37,415
James R. Jundt (3)	22,500	12,629	35,129
Marcus E. Jundt	22,500	8,915	31,415
Leonard M. Newman	32,250	8,915	41,165
Steven W. Schussler	22,500	8,915	31,415
Anthony L. Winczewski	27,000	8,915	35,915
Nanyan (Alex) Zheng (4)	—	—	—

(1)	Directors who are also our employees receive no additional compensation for serving on the Board of Directors. The compensation of Berke Bakay is reflected in the Summary Compensation Table above.

(2)

The amounts reflect the grant date fair value of awards issued pursuant to the 2012 Stock Award Plan during 2018 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. As of December 31, 2018, each director had the following number of options vested and outstanding: Richard J. Hauser (56,000); James R. Jundt (0); Marcus E. Jundt (47,750); Leonard M. Newman (56,000); Steven W. Schussler (47,750) and Anthony L. Winczewski (56,000).

(3)	James R. Jundt retired from his role as a director and as Chairman of the Board of Directors in August 2018.

(4)	Nanyan (Alex) Zheng was appointed as Vice-Chairman of the Board of Directors in conjunction with his investment in the Company in May 2018 and subsequently resigned on March 27, 2019.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10% of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the year ended December 31, 2018, and written representations that no other reports were required, we believe that each person who, at any time during such year, was a director, officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during such year.

The following table sets forth certain information regarding the beneficial ownership of our common stock on March 1, 2019, except as indicated, by (1) each director and each named executive officer of our company, (2) all directors and executive officers of our company as a group, and (3) each person known by us to own more than 5% of our common stock.

Name of Beneficial Owner	Shares Beneficially Owned (1)	Percentage of Class (2)
Directors and Executive Officers:
Shawn Hassel	—	*
Richard J. Hauser (3)	654,288	4.9%
Christi Hing (4)	143,109	1.1%
Leonard M. Newman (5)	61,500	*
Anthony L. Winczewski (6)	68,500	*

All directors and executive officers as a group (5 persons)	927,397	6.9%
5% Stockholders:
Berke Bakay (7)	2,146,300	16.0%
Nanyan (Alex) Zheng (8)	2,663,761	20.0%[1]
Renaissance Technologies, LLC (9)	858,959	6.5%
James R. Jundt (10)	717,711	5.4%

*	Less than 1%

(1)

Except as otherwise indicated, each person named in the table has sole voting and dispositive power with respect to all common stock beneficially owned, subject to applicable community property laws. Except as otherwise indicated, each person may be reached as follows: c/o Kona Grill, Inc., 15059 North Scottsdale Road, Suite 300, Scottsdale, Arizona 85254.

(2)

The percentages shown are calculated based upon 13,263,825 shares of common stock outstanding on March 1, 2019. In accordance with SEC rules, percent of class as of March 1, 2019 is calculated for each person and group by dividing the number of shares beneficially owned by the sum of the total shares outstanding plus the number of shares subject to securities exercisable by that person or group within 60 days.

(3)

The number of shares of common stock beneficially owned by Mr. Hauser includes (a) 386,893 shares of common stock held by his spouse; (b) 100,000 shares of common stock beneficially owned by Kona MN, LLC, of which Mr. Hauser and his spouse are control persons; (c) 4,000 shares held by a trust for the benefit of Mr. Hauser’s children; and (d) 60,500 shares of common stock issuable upon exercise of vested stock options. Mr. Hauser pledged 85,395 shares that he holds directly to his spouse as security for a promissory note. Additionally, 265,000 shares beneficially owned by his spouse and 100,000 shares beneficially owned by Kona MN, LLC have been pledged as security for loans.

(4)	Includes 72,001 shares of common stock issuable upon exercise of vested stock options.

(5)	Represents 60,500 shares of common stock issuable upon exercise of vested stock options.

(6)	Represents 60,500 shares of common stock issuable upon exercise of vested stock options.

(7)

The number of shares of common stock beneficially owned by Mr. Bakay includes 1,330,000 shares of common stock beneficially owned by the following: (i) BBS Capital Fund, LP, (ii) BBS Capital Management, LP, (iii) BBS Capital, LLC, and (iv) Berke Bakay, which together are referred to as the “BBS Management Group.” The BBS Management Group has sole voting and dispositive power over all such shares of common stock. The address of BBS Management Group is 5524 E. Estrid Avenue, Scottsdale, AZ 85254. Also included in Mr. Bakay’s beneficial ownership amount are (a) 152,602 shares of common stock held by the Bakay Family Trust of which Mr. Bakay and his spouse are the trustees and (b) 170,701 shares of common stock issuable upon exercise of vested stock options held by Mr. Bakay.

(8)

The number of shares of common stock beneficially owned by Mr. Zheng includes common stock beneficially owned by the following: Ahwanova Limited (“Ahwanova”) which is the beneficial owner of 2,651,261 shares of common stock. Ahwanova is wholly-owned by Wisdom Sail, which in turn is wholly-owned by Audrey & Aaron Holdings, which, then, in turn, is wholly owned by Equity Trustee Limited as trustee of The Happy Family Trust. Mr. Zheng is the sole director of each of Ahwanova, Wisdom Sail and Audrey & Aaron Holdings, and is the sole settlor of The Happy Family Trust. The beneficiaries of The Happy Family Trust are Mr. Zheng, Mr. Zheng's wife (namely, Li, Sha), and Mr. Zheng's two children (namely, Zheng, Ruida and Zheng, Ruixi). Therefore, pursuant to Section 13(d) of the Act and the rules promulgated thereunder, Audrey & Aaron Holdings, Wisdom Sail, and Mr. Zheng may each be deemed to beneficially own the 2,651,261 shares of common stock held by Ahwanova. Also included in Mr. Zheng’s beneficial ownership amount are 12,500 shares of common stock issuable upon exercise of vested stock options.

(9)

Based on the statement on Schedule 13G/A filed with the SEC on February 13, 2019, Renaissance Technologies LLC has sole voting power and sole dispositive power of 858,959 shares of common stock. The address of Renaissance Technologies LLC is 800 Third Avenue, New York, New York 10022.

(10)

The number of shares of common stock beneficially owned by Mr. James Jundt includes (a) 696,611 shares held directly and (b) 21,100 shares held by Sunset Canyon LP to which Mr. Jundt has shared investment power of all shares of common stock. The shares reported exclude 8,635 shares owned directly by Mr. Jundt’s spouse.

1 Shares beneficially owned by Mr. Zheng aggregate to 19.99% of the Company’s outstanding common stock and includes shares exercisable by Mr. Zheng within 60 days.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

We recognize that transactions between us and any of our directors or executives can present potential or actual conflicts of interest and create the appearance that our decisions are based on considerations other than the best interests of our company and stockholders. Therefore, as a general matter and in accordance with our Code of Business Conduct and Ethics, it is our preference to avoid such transactions. Nevertheless, we recognize that there are situations where such transactions may be in, or may not be inconsistent with, the best interests of our company. Therefore, our Board of Directors reviews and, if appropriate, approves or ratifies any such transactions. Pursuant to the policy, the Board of Directors, or a designated committee, will review any transaction in which we are or will be a participant and the amount involved exceeds $120,000, and in which any of our directors or executives had, has, or will have a direct or indirect material interest. After its review, the Board of Directors or designated committee will only approve or ratify those transactions that are in, or are not inconsistent with, the best interests of our company and our stockholders, as determined in good faith. Under its charter, the Audit Committee is charged with review and approval of all related party transactions.

During 2018, upon Marcus Jundt’s appointment as Co-Chief Executive Officer, the Company engaged Williston Holding Company, Inc. (“WHC”) for consulting related services to be provided by certain WHC personnel other than Mr. Jundt.  WHC is a privately-held company for which Marcus Jundt is the Chief Executive Officer and Berke Bakay and Mr. Jundt are also significant stockholders. The Company incurred charges of $108,000 during the year ended December 31, 2018 for consulting services provided by Williston Holding Company. On January 31, 2019 the Company and WHC entered into a three-month consulting agreement pursuant to which WHC was paid $60,000 per month for providing consulting services to the Company. This consulting agreement terminated on March 31, 2019.

Other than the transaction described above, we did not enter into any transaction or series of similar transactions to which we were, or are to be, a party in which the amount involved exceeds $120,000, and in which any director, executive officer, or holder of more than 5% of any class of voting securities of our company and members of such person’s family had, or will have, a direct or indirect material interest.

Item 14.	Principal Accountant Fees and Services

The firm of BDO LLP, an independent registered public accounting firm, has audited the financial statements of our company for the year ended December 31, 2018. Ernst & Young LLP, an independent registered public accounting firm, audited our financial statements from 2001 to 2017. Our Audit Committee has appointed BDO LLP to audit our consolidated financial statements for the fiscal year ending December 31, 2019.

AUDITOR FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by BDO USA, LLP and Ernst & Young LLP for the years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees (1)	$525,500	$575,000
Audit-Related Fees (2)	20,000	10,000
Tax Fees	-	-
All Other Fees	-	-
Total	$545,000	$585,000

(1)

Represents fees associated with the annual audit, reviews of our quarterly reports on Form 10-Q, assistance with the review of documents filed with the SEC, accounting consultations and transition fees from predecessor audit firm.

(2)

Audit-Related Fees are for professional services related to the Company’s adoption of Accounting Standards Update (ASU) Topic 842, Leases, and ASU 2014-09, which created Topic 606, Revenue from Contracts with Customers, and Subtopic 340-40, Other Assets and Deferred Costs — Contracts with Customers.).

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

(3) Exhibits

Exhibit Number	Exhibit
4.1	Amendment No. 2 to Rights Agreement dated March 24, 2019 by and between Kona Grill, Inc. and Continental Transfer & Trust Company (incorporated by reference to Form 8-K filed March 29, 2019).
10.1	Amendment No. 4 to Second Amended and Restated Credit Agreement dated as of March 9, 2018 (incorporated by reference to Form 8-K filed March 15, 2018).
10.2	Amendment No. 1 to Amended and Restated Pledge and Security Agreement dated as of March 9, 2018 (incorporated by reference to Form 8-K filed March 15, 2018).
10.3	Subscription Agreement, dated May 2, 2018 by and between Kona Grill, Inc. and Wisdom Sail Limited (incorporated by reference to Form 8-K filed May 7, 2018).
10.4	Subscription Agreement, dated May 2, 2018 by and between Kona Grill, Inc. and Berke Bakay (incorporated by reference to Form 8-K filed May 7, 2018).
10.5	Registration Rights Agreement, dated May 2, 2018 by and among Kona Grill, Inc., Wisdom Sail Limited and Berke Bakay (incorporated by reference to Form 8-K filed May 7, 2018).
10.6*

Employment Agreements, dated as of September 4, 2018, between the Company and Berke Bakay, James Kuhn and Christi Hing. Incorporated by reference to the Registrant’s Form 8-K filed on September 7, 2018

10.7	Consulting Engagement Letter, dated March 29, 2019, between Kona Grill, Inc. and Alvarez & Marsal North America, LLC
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1

Certification of Chief Financial Officer (principal executive, financial and accounting officer) pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

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
101

The following materials from Kona Grill Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operation, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements

* Management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

Item 16.  Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Grill, Inc. /s/ Christi Hing
Christi Hing
Chief Financial Officer

Date: April 16, 2019

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Christi Hing	Chief Financial Officer (Principal	April 16, 2019
Christi Hing	Executive, Financial and Accounting Officer)

	Director	April 16, 2019
Shawn Hassel

/s/ Richard J. Hauser	Director	April 16, 2019
Richard J. Hauser

/s/ Leonard Newman	Director	April 16, 2019
Leonard Newman

/s/ Anthony L. Winczewski	Director	April 16, 2019
Anthony L. Winczewski

KONA GRILL, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Kona Grill, Inc.

Scottsdale, Arizona

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Kona Grill, Inc. (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Topic 606: Revenue from Contracts with Customers.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2018.

Phoenix, Arizona

April 16, 2019

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

/s/ Ernst & Young LLP

Phoenix, Arizona

March 22, 2018

except for Note 1, Reclassifications, as to which the date is April 16, 2019

KONA GRILL, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,568	$5,042
Investments	58	58
Receivables	545	1,371
Inventory	1,645	1,706
Prepaid expenses and other current assets	844	867
Total current assets	5,660	9,044
Other assets	969	1,116
Property and equipment, net	46,984	81,639
Total assets	$53,613	$91,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,918	$2,890
Accrued expenses	15,558	16,509
Current portion of long-term debt, net	33,115	779
Total current liabilities	51,591	20,178
Long-term debt, net	—	36,921
Deferred rent and other long-term liabilities	22,458	29,037
Total liabilities	74,049	86,136

Commitments and contingencies (Note 9)

Stockholders’ (deficit) equity:
Preferred stock, $0.01 par value, 2,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 13,380,025 shares issued and 13,263,825 shares outstanding at December 31, 2018 and 10,225,915 shares issued and 10,109,715 shares outstanding at December 31, 2017	134	102
Additional paid-in capital	92,315	86,227
Accumulated deficit	(111,885)	(79,666)
Treasury stock, at cost, 116,200 shares at December 31, 2018 and 2017	(1,000)	(1,000)
Total stockholders’ (deficit) equity	(20,436)	5,663
Total liabilities and stockholders’ (deficit) equity	$53,613	$91,799

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017

Revenue	$156,942	$179,081
Costs and expenses:
Cost of sales	40,782	48,673
Labor	57,378	65,778
Occupancy	16,339	16,602
Restaurant operating expenses	24,523	28,929
General and administrative	11,404	13,453
Preopening expense	—	816
Depreciation and amortization	13,597	15,183
Asset impairment charge	18,325	9,341
Lease termination costs and other	4,053	1,392
Total costs and expenses	186,401	200,167
Loss from operations	(29,459)	(21,086)
Write off of deferred financing costs	37	472
Interest expense, net	2,463	1,784
Loss before income taxes	(31,959)	(23,342)
Income tax expense	9	90
Net loss	$(31,968)	$(23,432)

Net loss per share (Note 1):
Basic and diluted	$(2.62)	$(2.32)

Weighted average shares outstanding (Note 1):
Basic and diluted	12,186	10,121

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balances at December 31, 2016	10,452	106	88,703	(56,234)	(1,000)	31,575
Stock-based compensation	—	—	831	—	—	831
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options net of share repurchase for minimum tax withholdings	53	—	261	—	—	261
Purchase and retirement of common stock	(395)	(4)	(3,568)	—	—	(3,572)
Net loss	—	—	—	(23,432)	—	(23,432)
Balances at December 31, 2017	10,110	102	86,227	(79,666)	(1,000)	5,663
Cumulative effect of 606 adoption	—	—	—	(251)	—	(251)
Stock-based compensation	—	—	573	—	—	573
Issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	10	1	14	—	—	15
Issuance of common stock, net of $80 in offering expenses	3,144	31	5,501	—	—	5,532
Net loss	—	—	—	(31,968)	—	(31,968)
Balances at December 31, 2018	13,264	$134	$92,315	$(111,885)	$(1,000)	$(20,436)

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Operating activities
Net loss	$(31,968)	$(23,432)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	13,351	15,155
Stock-based compensation	573	831
Loss on disposal of assets	246	28
Amortization of deferred financing costs	261	185
Write off of deferred financing costs	37	472
Asset impairment charge	18,325	9,341
Lease termination and exit costs	(1,527)	344
Franchise termination	(456)	—
Gain on insurance recoveries	(64)	—
Other	(3)	—
Change in operating assets and liabilities:
Receivables	734	478
Inventory	61	470
Prepaid expenses and other current assets	56	164
Accounts payable	(24)	4
Accrued expenses	(319)	42
Deferred rent and other long-term liabilities	(911)	1,818
Net cash (used in) provided by operating activities	(1,628)	5,900

Investing activities
Purchase of property and equipment	(1,700)	(11,840)
Insurance proceeds on damaged equipment	64
Change in other assets	60	125
Net cash used in investing activities	(1,576)	(11,715)

Financing activities
Borrowings from revolving credit facility	—	13,500
Repayments on revolving credit facility	(3,750)	(1,750)
Repayments on term loan	(844)	(750)
Fees paid for credit facility	(223)	(308)
Proceeds from issuance of common stock, net of issuance costs	5,532	—
Proceeds from issuance of common stock under the Employee Stock Purchase Plan and exercise of stock options	15	261
Purchase and retirement of common stock	—	(3,572)
Net cash provided by financing activities	730	7,381

Net (decrease) increase in cash and cash equivalents	(2,474)	1,566
Cash and cash equivalents at the beginning of the year	5,042	3,476
Cash and cash equivalents at the end of the year	$2,568	$5,042

Supplemental disclosures of cash flow information
Cash paid for interest (net of capitalized interest)	$2,349	$1,571
Cash paid for income taxes, net of refunds	$60	$58
Noncash investing activities
Accounts payable and accrued expenses related to property and equipment purchases	$75	$233

See accompanying notes to the consolidated financial statements.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   The Company and Summary of Significant Accounting Policies

Description of Business

Kona Grill, Inc., including its wholly-owned subsidiaries, (referred to herein as the “Company” or “we,” “us,” and “our”) owns, operates and franchises upscale casual dining restaurants under the name “Kona Grill.” Our restaurants feature a diverse selection of contemporary American favorites and award-winning sushi items that are prepared fresh daily at each restaurant location.  As of December 31, 2018, we owned and operated 42 restaurants in 22 states throughout the United States and Puerto Rico. We subsequently closed eight restaurants as of April 16, 2019 and currently have 34 restaurants. We have two international franchise partners who have Kona Grill locations in Dubai, United Arab Emirates; and Vaughan (Toronto), Canada. Our chief operating decision maker function is comprised of our Chief Executive Officer and Chief Financial Officer, who manage our restaurant operation base that aggregates into one reportable segment. Accordingly, we have a single operating segment and reporting unit structure.

Basis of Presentation

The consolidated financial statements include the accounts and operations of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications of the 2017 financial statement amounts have been made to conform to the current year presentation. We have reclassified $3.6 million of short term deferred rent as of December 31, 2017 which was previously included in “Deferred Rent and Other long-term Liabilities” to “Accrued Expenses” on the accompanying balance sheet. This increased our total current liabilities by $3.6 million and there was no change in total liabilities or operating cash flows.

Going Concern

The Company has incurred losses resulting in an accumulated deficit of $111.9 million, has a net working capital deficit of $45.9 million, negative cash flow from operations, and outstanding borrowings under a credit facility of $33.2 million as of December 31, 2018. As of December 31, 2018, the Company had cash and cash equivalents and short-term investment balance totaling $2.6 million. On April 2, 2019, the Company received a Notice of Default and Reservation of Rights Letter from its lender for failure to (a) pay its quarterly principal payment due March 31, 2019; (b) furnish the lenders audited financial statements within 90 days after the end of fiscal 2018; and (c) provide certain compliance certificates by April 1, 2019. The letter indicated that the Company is in default in the performance of its obligations under the credit facility and the lenders have the right to accelerate the due date of such debt.

The Company is evaluating strategic alternatives including the sale of the Company, the potential sale of the Company’s assets through a Chapter 11 filing, refinancing and other alternatives, including negotiating lease terms with landlords and the closure of additional restaurants. Management expects to utilize existing cash and cash equivalents and short-term investments, along with cash flow from operations to provide capital to support the business, to maintain existing restaurants, and for general corporate purposes. Any reduction of cash flow from operations may cause the Company to take appropriate measures to generate cash and may result in additional closed stores and impairment charges. In the event that we cannot refinance the Company or otherwise obtain new capital,  or in the event that no third party acquires our secured debt and renegotiates its terms, the Company may be required to file for Chapter 11 protection. The failure to raise capital or additional debt financing would adversely impact the financial condition and results of operations of the Company. Additional equity financing, to the extent available, may result in dilution to current stockholders and additional debt financing, if available, may not be on acceptable terms and may involve significant cash payment obligations or financial covenants and ratios that may restrict our ability to operate our business. There can be no assurance that the Company will be successful. These factors as well as the Company’s dependency on additional capital or debt financing raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and settlement of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Significant items subject to such estimates and assumptions include the impairment of long lived assets, lease termination and closed store reserves, legal reserves, stock based compensation expense, and income taxes.

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

Accounts Receivable

Accounts receivable primarily consists of amounts due from delivery services and certain franchise restaurants. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable based on a specific review of account balances. Account balances are charged against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote. The allowance for doubtful accounts is zero for December 31, 2018 and 2017, respectively.

Investments

Investments consist primarily of certificates of deposit that are generally highly liquid in nature. We classify our investments based on the intended holding period.

Inventory

Inventory consists of food and beverage products that are valued at the lower of cost or net realizable value using the first-in, first-out method.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets, such as property and equipment, for impairment whenever events or changes indicate that the carrying value of those assets may not be recoverable. Factors considered include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant negative industry or economic trends; and significant changes in legal factors or in the business climate. The assessment of impairment is performed on a restaurant-by-restaurant basis. Recoverability is assessed by comparing the carrying value of the asset to the undiscounted cash flows expected to be generated by the asset. This assessment process requires the use of estimates and assumptions regarding future cash flows and estimated useful lives, which are subject to a significant degree of judgment. If indicators of impairment are present and if we determine that the carrying value of the asset exceeds the fair value of the restaurant assets, an impairment charge is recorded to reduce the carrying value of the asset to its fair value.

As a result of the process described above, we recorded long-lived asset impairment charges of $18.3 million and $9.3 million, for 2018 and 2017, respectively. Such amounts are included in “Asset impairment charge” in the consolidated statements of operations.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition to our assets and liabilities that are measured at fair value on a recurring basis, we are required by GAAP to measure certain assets and liabilities at fair value on a nonrecurring basis after initial recognition. Generally, assets, liabilities and reporting units are measured at fair value on a nonrecurring basis as a result of impairment reviews and any resulting impairment charge. In connection with our impairment review of long-lived assets described above, we measured the fair value of our asset groups that were not deemed recoverable, based on Level 2 and Level 3 inputs consisting of the fair market value or discounted future cash flows associated with the use and eventual disposition of the asset group. The discounted cash flow method is based on Level 3 inputs consisting primarily of our restaurant forecasts and utilizes forward-looking assumptions and projections, as well as factors impacting long-range plans such as pricing, discount rates and commodity prices.

Leases

We lease our restaurant locations under operating lease agreements with initial terms ranging from 10 to 20 years. Most of these agreements require minimum annual rent payments plus contingent rent payments based on a percentage of revenue which exceed the minimum base sales threshold. Contingent rent payments, to the extent they exceed minimum payments, are accrued over the periods in which the liability is incurred. Rent expense associated with these contingent payments is recorded prior to the achievement of specified sales levels if exceeding such amount is considered probable and is estimable. The lease agreements typically also require scheduled increases to minimum annual rent payments. For leases that contain rent escalations, we record the total rent payable over the initial lease term, starting on the date we gain possession of the property (including the construction period), on a straight-line basis. Any difference between minimum rent and straight-line rent is recorded as deferred rent. Deferred rent also includes tenant improvement allowances which are amortized as a reduction of rent expense on a straight-line basis over the term of the lease. We negotiate tenant improvement allowances with our landlords and such amounts are recorded as deferred rent and amortized as a reduction of lease rent expense ratably over the lease term.

We record a liability for lease termination costs consisting of the net present value of remaining lease obligations, net of estimated sublease rentals that could be reasonably obtained, at the date we cease using a property, and measure fair value using Level 3 inputs (unobservable inputs) based on a discounted cash flow method. Any subsequent adjustments to that liability as a result of lease termination or changes in estimates are recorded in the period incurred.

Revenue Recognition for 2018

Revenues from food, beverage, and alcohol sales are recognized when payment is tendered at the point of sale. Restaurant sales are recorded net of promotions, discounts and sales taxes. The sales tax obligation is included in “Accrued expenses” on the consolidated balance sheets until the taxes are remitted to the appropriate taxing authority. We sell gift cards to our customers in our restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights. We recognize revenue from gift cards when: (i) the gift card is redeemed by the customer; or (ii) we determine the likelihood of the gift card being redeemed by the customer is remote (gift card breakage) and there is not a legal obligation to remit the unredeemed gift cards to the relevant jurisdiction. As the unused balances of our gift cards are subject to the escheat or unclaimed property law, we recognize gift card breakage income when those escheatment rights are extinguished . Gift card breakage income is recorded in “Revenue” on the consolidated statements of operations and amounted to $36,000 and $0.2 million during the year ended December 31, 2018 and 2017, respectively. Prior to redemption, the outstanding balances of all gift cards are included in “Accrued expenses” in the accompanying consolidated balance sheets.

During the third quarter of 2018 the Company launched its loyalty program to encourage customers to frequent Kona Grill restaurants. The loyalty rewards program awards a customer one point for every $1 spent. When points are accumulated a reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are converted to a reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on the stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2018, the deferred revenue allocated to loyalty points that have not been redeemed is less than $0.1 million, which is reflected in “Accrued expenses” in the accompanying consolidated balance sheets. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We execute franchise agreements for units owned and operated by third parties. Our franchise agreements typically provide for upfront payment of territory and initial franchise fees in addition to subsequent royalty and advertising fees. Royalties and advertising fees are based on a percentage of gross sales at franchise restaurants and are recognized when earned and collectability is reasonably assured. We recognize upfront territory and franchise fees received from a franchisee as revenue when the separate and distinct performance obligations associated with the fees are satisfied. We believe that the services we provide related to upfront fees we receive from franchisees such as territory or initial franchise fees do not contain separate and distinct performance obligations from the franchise right and thus those upfront fees are recognized as revenue on a straight-line basis over the term of each respective franchise agreement upon store opening. Upfront territory fees paid by franchisees in connection with development agreements are deferred when the development agreement includes a minimum number of restaurants to be opened by the franchisee. The deferred amounts are recognized on a pro rata basis as the franchisee opens each respective restaurant. Any such unamortized portion of fees received are presented in “Deferred rent and other long-term liabilities” in our consolidated balance sheets. The unamortized portion of fees received totaled $0.3 million and $0.9 million as of December 31, 2018 and December 31, 2017, respectively. Additionally, we capitalize certain costs to obtain or fulfill a contract that represent incremental costs that can be tied directly to obtaining and executing a contract. We amortize these costs over the life of the customer relationship. Costs to obtain a contract are less than $0.1 million as of December 31, 2018 and zero as of December 31, 2017 and are presented in “Other assets” in our consolidated balance sheets.

Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to “Accumulated deficit” effective January 1, 2018. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in “Deferred rent and other long-term liabilities” on the accompanying consolidated balance sheet as of December 31, 2018. In addition to the changes presented above, we have historically recognized sales commissions as a component of general and administrative expenses as they are incurred. Under the new standard, certain sales commissions will be capitalized and amortized to general and administrative expense over the expected life of the customer relationship. We recognized less than a $0.1 million cumulative effect adjustment to “Accumulated deficit” with an increase to “Other assets” as of January 1, 2018 related to sales commissions.

Revenue Recognition for 2017

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Sales Taxes

Revenues are presented net of sales taxes. The sales tax obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. Advertising and marketing expense for 2018 and 2017 was $0.7 million and $1.7 million, respectively, and is included in restaurant operating expenses in the accompanying consolidated statements of operations. We maintain a customer loyalty club (the Konavore™ program), an email-based marketing and reward program designed to communicate new menu offerings, restaurant specific events, and other marketing messages to keep Kona Grill top of mind for consumers. Costs associated with the redemption of a promotion in the form of a reward for discounted product are recorded in cost of sales as these rewards are typically redeemed with the purchase of additional food and beverage items. Costs associated with promotional giveaways of food and beverages to local businesses and sponsorship of events are viewed as advertising in nature and recorded in restaurant operating expenses.

Preopening Expense

Costs directly related to the opening of new restaurants, including employee relocation, travel, employee payroll and related training costs, and rent expense subsequent to the date we take possession of the property through the restaurant opening are expensed as incurred and recorded within Preopening expense within the consolidated statement of operations.

Stock-Based Compensation

We maintain stock award plans under which we may issue incentive stock options, non-qualified stock options, restricted stock, and other types of awards to employees, directors, and consultants. Stock options issued under these plans are granted with an exercise price at or above the fair market value of the underlying common stock on the date of grant and expire five years from the date of grant. Employee stock options generally vest 25% each year over a four-year period, while annual recurring awards for non-employee director options vest 25% each quarter over a one-year period. Certain stock option awards for executive officers may vest earlier in the event of a change of control or termination, as defined in the executive officer’s employment agreement. We apply the Black-Scholes valuation model in determining the fair value of stock option grants. We also estimate forfeitures at the time of grant and revise these estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimate forfeitures based on our expectation of future experience while considering our historical experience. Changes in the subjective assumptions can materially affect the estimate of fair value of stock-based compensation and consequently, the related amount recognized in the consolidated statements of operations. We recognize compensation cost for our stock awards using a graded vesting schedule on a straight-line basis over the requisite service period.

Income Taxes

We compute income taxes using the asset and liability method, under which deferred income tax assets and liabilities are recognized based on the differences between the financial reporting bases and the respective tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period that includes the enactment date.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We routinely assess the realizability of our deferred tax assets by jurisdiction and may record a valuation allowance if, based on all available positive and negative evidence, we determine that some portion of the deferred tax assets may not be realized prior to expiration. If we determine that we may be able to realize our deferred tax assets in the future in excess of their net recorded amount, we would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes during the period in which the determination was made that the deferred tax asset can be realized.

We evaluate our tax exposures associated with our various tax filing positions and recognize a tax benefit from an uncertain tax position only if it is more likely than not that based on its technical merits the tax position will be sustained upon examination by the relevant taxing authorities, including resolutions of any related appeals or litigation processes. The tax benefits recognized in the financial statements from such a position are measured based on the largest tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority. For uncertain tax positions that do not meet this threshold, we record a related tax liability in the period in which it arises. We adjust our unrecognized tax benefit liability and income tax expense in the period in which the uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available that requires a change in recognition and/or measurement of the liability.

We recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in the provision for income taxes in our consolidated statement of income. Accrued interest and penalties are included within the related tax liability on our consolidated balance sheet.

Net Loss Per Share

Basic and diluted loss per common share is computed by dividing loss by the weighted average number of common shares outstanding during the period. For 2018 and 2017, there were 0.6 million and 0.9 million stock options outstanding, respectively, that were not included in the dilutive earnings per share calculation because the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	2018	2017
Numerator:
Net loss	$(31,968)	$(23,432)
Denominator:
Weighted average shares — basic	12,186	10,121
Effect of dilutive stock options	—	—
Weighted average shares — diluted	12,186	10,121

Net loss per share:
Basic and diluted	$(2.62)	$(2.32)

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Standards

Revenue Recognition

Effective January 1, 2018 we adopted Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606)” and related amendments using the modified retrospective adoption method as permitted by the standard, which requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, new qualitative and quantitative disclosure requirements enable financial statement users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We have concluded there was not a material change in the timing and measurement of revenue as a result of adopting the new standard. The new standard primarily impacts the accounting for the upfront development and franchise fees received in connection with our franchise activity.

We adopted the new standard to all contracts at the date of initial application, effective January 1, 2018, retrospectively with the cumulative effect of approximately $0.3 million as an increase to accumulated deficit as a result of initially applying the amended guidance. We have applied the new guidance only to 2018 and revenue recognition for 2017 continues to be under ASC 605. Under previous guidance, we would have recognized any upfront franchise and development fees upon restaurant opening, however no franchise locations opened during 2018. Upon adoption of the new revenue recognition standard, we reversed $0.3 million of franchise revenue previously recorded associated with the upfront territory and franchise related fees as a cumulative adjustment to accumulated deficit. This cumulative adjustment increased our deferred revenue balance by $0.3 million and is recorded in deferred rent and other long-term liabilities on the accompanying consolidated balance sheet as of December 31, 2018.

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

During the second quarter of 2018, we terminated the development and franchise agreements with our franchise partner in Mexico as a result of the franchisee ceasing to do business at the franchised restaurant. As a result, we recognized $0.3 million of revenue associated with the remaining deferred upfront territory and franchise related fees. Additionally, during the third quarter of 2018, we amended our development agreement with our franchise partner in the UAE to reduce the number of restaurants to be developed under the agreement from six to three. As such, we recognized $0.2 million of revenue associated with the deferred upfront territory fees in connection with the amendment. Total franchise revenue for the year ended December 31, 2018 was $0.7 million.

Stock-Based Compensation

In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09,”Stock Compensation (Topic 718) Scope of Modification Accounting”, which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow. The Company adopted ASU 2016-15 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

Recently Issued Accounting Standards

Leases

In February 2016, ASC Topic 842, “Leases” (“Topic 842”), was issued to increase the transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In order to meet that objective, the new standard requires recognition of the assets and liabilities that arise from leases. Accordingly, a lessee will recognize a right-of-use (ROU) asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the ROU asset and lease liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the ROU asset. We are required to apply the leasing standard for annual reporting periods (including interim periods therein) beginning after December 15, 2018. In July 2018, the FASB issued certain improvements, which among other things, better articulates the requirement for a lessee’s reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity, and provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

We have adopted the requirements of the new lease standard effective January 1, 2019. We have elected the optional transition method to apply the standard as of the effective date and therefore, we will not apply the standard to the comparative periods presented in our financial statements. We will elect the transition package of three practical expedients permitted within the standard, which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. We will not elect the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of right-of-use assets. Further, we will elect a short-term lease exception policy, permitting us to not apply the recognition requirements of this standard to short-term leases (i.e. leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component for certain classes of assets. The Company has $85.3 million of operating lease obligations as of December 31, 2018, and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology and no significant changes are expected to the consolidated statement of cash flows upon the adoption of ASU 2016-02.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740) Amendments”, which adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. In particular, ASU 2018-05 amends Subtopic 740-10 Income Taxes, overall, to add information regarding Income Tax Accounting Implications of the Tax Cuts and Jobs Act, as well as other paragraphs and sections related to the income tax accounting implications of the Tax Cuts and Jobs Act. There is no transition date related to this guidance, and there was no impact on the Company’s consolidated financial position or results of operations.

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

Stockholders’ Equity

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the first quarter of fiscal year 2019.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Leasehold improvements	$80,123	$114,346
Equipment	20,204	29,596
Furniture and fixtures	8,057	11,798
	108,384	155,740
Less accumulated depreciation and amortization	(61,874)	(75,429)
	46,510	80,311
Construction in progress	474	1,328
Total property and equipment, net	$46,984	$81,639

We capitalize direct internal payroll and travel costs on the construction of leasehold improvements incurred during the construction and development period. During the year ended December 31, 2018, no direct internal payroll or travel costs were capitalized. Capitalized costs were $0.6 million in 2017.

We regularly review restaurants that generate negative cash flow and those that are being considered for closure to determine if impairment testing is warranted. At any given time, we may be monitoring a number of locations, and future impairment charges could be required if individual restaurant performance does not improve or we make the decision to close a restaurant. During the years ended December 31, 2018 and 2017, we closed certain underperforming restaurants or terminated lease agreements associated with our decision to not open restaurants and as a result wrote-off $4.3 million and $0.9 million of long-lived assets, respectively. This charge is reflected within “Lease termination costs and other” in the accompanying consolidated statements of operations. See Note 10 for further discussion.

During the year ended December 31, 2018 and 2017, we recorded non-cash asset impairment charges of $18.3 million and $9.3 million for certain underperforming restaurants based upon an assessment of each restaurant’s historical operating performance combined with expected cash flows for these restaurants over the respective remaining lease term. We reduced the carrying value of these assets to their estimated fair value which was determined using a discounted cash flow model or the market value of each restaurant’s assets. We continue to monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For those restaurants, if expected performance improvements are not realized, additional impairment charges may be recognized in future periods, and such charges could be material. The process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets, market conditions, and the assumption that as of December 31, 2018 we will continue to operate such restaurants, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material. The fair values of each of the reporting units as well as the related assets and liabilities utilized to determine the impairment were measured using Level 2 and Level 3 inputs as described in Note 1. This impairment charge was recorded to asset impairment charge in the consolidated statements of operations.

3.  Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Lease termination	$4,197	$1,048
Short-term deferred rent (a)	3,048	3,575
Gift cards	2,918	3,995
Accrued payroll and benefits	2,367	4,290
Sales and use taxes	1,052	1,275
Accrued occupancy	339	249
Business and income taxes	323	514
Accrued construction and remodel	—	209
Other	1,314	1,354
Total accrued expenses	$15,558	$16,509

(a) See Note 1, Reclassifications, for further discussion.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.     Debt and Credit Agreements

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

Amendment No. 4 requires us to comply with certain covenants on a quarterly basis, including (a) a minimum fixed charge coverage ratio of (i) 1.10 to 1.00 for the fiscal quarters ending March 31, 2018, June 30, 2018 and September 30, 2018; (ii) 1.15 to 1.00 for the fiscal quarters ending December 31, 2018 and March 31, 2019 and (iii) 1.20 to 1.00 for the fiscal quarter ending June 30, 2019 and each fiscal quarter thereafter; and (b) a maximum leverage ratio of (i) 6.25 to 1.00 for the fiscal quarter ending March 31, 2018; (ii) 6.00 to 1.00 for the fiscal quarter ending June 30, 3018; (iii) 5.50 to 1.00 for the fiscal quarter ending September 30, 2018; (iv) 5.00 to 1.00 for the fiscal quarters ending December 31, 2018, March 31, 2019 and June 30, 2019; and (v) 4.25 for the fiscal quarter ending September 30, 2019 and each fiscal quarter thereafter. We were in compliance with the fixed charge coverage ratio and the leverage ratio at December 31, 2018. However, we received a Notice of Default and Reservation of Rights Letter dated April 2, 2019 for failure to pay our quarterly interest payment due March 31, 2019, failure to provide audited financial statements within 90 days of fiscal year end, and failing to provide a covenant compliance certificate that was due April 1, 2019. As a result, the Company is in default in the performance of its obligations under the credit facility and the lenders have the right to accelerate the due date of such debt. As such, the entire debt balance has been classified as current.

Debt consists of the following at December 31, 2018 and 2017:

		December 31, 2018			December 31, 2017
	Maturity Date	Unamortized Deferred Financing Costs (a)	Fair Value of Debt (b)	Carrying Value of Debt	Carrying Value of Debt
Revolver	Jan. 2020	$181	$20,000	$20,000	$23,750
Term Loan	Jan. 2020	104	13,219	13,219	14,063
Total debt		$285	$33,219	33,219	37,813
Debt issuance costs presented with debt (a)				(104)	(113)
Total debt, net				33,115	37,700
Less: current portion				33,115	779
Long-term debt				$—	$36,921

(a)

We have presented the deferred financing costs associated with the Term Loan in the balance sheet as a direct deduction from the carrying amount of the debt liability as of December 31, 2018 and December 31, 2017. The deferred financing costs related to the Revolver continue to be presented as an asset and are included in Prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2018 and are included in both Prepaid expenses and other current assets and Other assets on the consolidated balance sheet as of December 31, 2017.

(b)	Our Revolver and Term Loan bear interest at rates commensurate with market rates and therefore their respective carrying values approximate fair value.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The interest rate under Amendment No. 4 is KeyBank’s base rate or LIBOR, at our option, plus an applicable margin depending on our leverage ratio. The LIBOR margins range from 2.0% to 5.0% and the base rate margins range from 1.0% to 4.0%. For such times when the leverage ratio is greater than or equal to 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 4.0% and 5.0%, respectively. For such times when the leverage ratio is greater than or equal to 5.5 but less than 6.0, then the applicable margin for base rate loans and the applicable margin for LIBOR rate loans will be 3.5% and 4.5%, respectively. Payments on the Term Loan are due quarterly and are subject to acceleration upon certain events as defined in the Second Amended and Restated Credit Agreement, while borrowings on the Revolver are interest only, payable quarterly with respect to each base rate loan and at varying times with respect to LIBOR rate loans, with outstanding principal and interest due at maturity. The weighted average interest rate as of December 31, 2018 and December 31, 2017 was approximately 6.5% and 5.7%, respectively.

We are obligated to pay a commitment fee at an annual rate of 0.175% to 0.350%, depending on our leverage ratio, times the unused total revolving commitment of the credit facility based on the average daily amount outstanding under the credit facility for the previous quarter. For such times when the leverage ratio is greater than 4.25, the commitment fee annual rate will be 0.50%. The commitment fee is payable quarterly in arrears. During 2018 and 2017, we incurred commitment fees of less than $0.1 million for each year, respectively.

We utilized $3.75 million in proceeds from the May 2018 private placement to pay down the Revolver and permanently reduced the availability on the Revolver to $20.0 million as of December 31, 2018. At December 31, 2018, we had $33.2 million in outstanding borrowings and no availability under the credit facility. We incurred gross interest expense of $2.5 million and $1.9 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, the required principal payments, assuming an accelerated maturity date, for all borrowings for each of the five years following the balance sheet date are as follows (in thousands):

2019	$33,219
2020	—
2021	—
2022	—
2023	—
Thereafter	—
Total	$33,219

5.     Income Taxes

Income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current:
Federal	$—	$—
State	9	90
Total current	9	90

Deferred:
Federal	—	—
State	—	—
Total deferred	—	—

Total	$9	$90

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income tax expense differed from amounts computed by applying the federal statutory rate to loss from operations before provision for income taxes as follows (in thousands):

	Year Ended December 31,
	2018	2017
Income tax expense at federal statutory rate of 21%	$(6,711)	$(7,936)
State income taxes, net of federal benefit	(1,755)	(1,109)
Nondeductible expenses	386	702
Business tax credit	(1,754)	(1,754)
Federal rate change	—	8,042
Other	598	639
Change in valuation allowance	9,245	1,506
Total	$9	$90

The temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss carryforward	$9,027	$11,944
Deferred rent	6,210	8,092
Business tax credits	16,122	14,422
Organizational and preopening costs	358	340
Stock-based compensation	876	774
Accrued expenses	1,198	98
Property and equipment	8,306	(2,452)
Other	1,027	660
Net deferred tax assets	43,124	33,878
Valuation allowance	(43,124)	(33,878)
Total	$—	$—

Effective for tax years beginning after December 31, 2017, the U.S. corporate income tax rate is 21% pursuant to the Tax Cuts and Jobs Act (the “Tax Act”), that was signed into law in December 2017. As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Act and recorded a cumulative tax adjustment of $8.0 million in 2017 in accordance with SAB 118 which was offset by a reduction of valuation allowance in the same amount.

The valuation allowance increased $9.2 million and $3.7 million at December 31, 2018 and 2017, respectively. At December 31, 2018, we had $43.6 million in federal net operating loss carryforwards, $78.8 million in state net operating loss carryforwards which will begin to expire in 2026, and $16.2 million in federal business tax credit carryforwards which will begin to expire in 2035, the majority of which is comprised of FICA tip credit carryforwards. These credits and certain state net operating loss carryforwards are also subject to annual limitations due to ownership change rules under the Internal Revenue Code.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Accruals for unrecognized tax benefits are included within our deferred tax assets which are offset by a valuation allowance. These accruals relate to various tax matters that result from uncertainties in the application of certain income tax regulations. As of December 2018, the unrecognized tax benefit was $3.7 million. There was no unrecognized tax benefit for the years ended December 31, 2017. We believe it is reasonably possible that the full amount or some portion of the unrecognized deferred tax benefit could significantly change within the next 12 months. If recognized, none of the tax benefit would impact the effective tax rate due to the Company’s full valuation allowance.

A reconciliation of the unrecognized tax benefits is as follows:

	December 31,
	2018	2017
Beginning of year	$—	$—
Increase resulting from current year tax positions	—	—
Lapsing of statutes of limitations	—	—
Increases related to prior year tax positions	3,700	—
End of year	$3,700	$—

As of December 31, 2018, there were no accrued interest or penalties recorded in the consolidated financial statements. We are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2014.

6.   Stockholders’ Equity

Preferred Stock

We are authorized to issue 2,000,000 shares of preferred stock with a par value of $0.01. There were no shares of preferred stock that were issued or outstanding at December 31, 2018 or 2017.

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

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Purchase and Retirement Program

In October 2016, our Board of Directors authorized a repurchase program of up to $5.0 million of our outstanding common stock. We completed the $5 million stock repurchase program in February 2017 with the purchase and retirement of 532,376 shares, including $3.6 million or 395,586 shares during the first quarter of 2017.

Stockholder Rights Plan

On September 6, 2016, our Board of Directors approved the declaration of a dividend of one purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of the Company (the “Common Stock”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of preferred stock of the Company (the “Preferred Stock”) at a price of $55.94 per share (the “Purchase Price”), subject to adjustment, under certain conditions specified in the Rights Agreement. Rights will be exercisable only if a person or group acquires 9.9% or more of the Company’s common stock (subject to certain exceptions), and thus becomes an “Acquiring Person” under the Rights Plan. In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person, affiliates and associates of the Acquiring Person and certain transferees thereof (which will thereupon become null and void), will thereafter have the right to receive upon exercise of a Right, for the exercise price of the Right, in lieu of preferred stock, shares of Common Stock of the Company having a market value equal to twice such exercise price. The Rights are not exercisable until the Distribution Date, as defined in the Rights Agreement. The Rights will expire on September 6, 2019, unless the Rights are earlier redeemed or exchanged by the Company, or upon the occurrence of certain transactions. On March 24, 2019, Kona Grill, Inc. (the “Company”) and Continental Stock Transfer & Trust Company entered into Amendment No. 2 to the Rights Agreement which amended the Final Expiration Date of such Plan from September 6, 2019 to March 24, 2019.

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

We grant stock options under our 2012 Stock Award Plan (the “2012 Plan”). The total shares of common stock reserved for issuance were 3.7 million, of which 1.6 million shares were available for grant as of December 31, 2018.

We account for stock-based compensation using the fair value recognition provisions. Compensation expense is recognized ratably over the vesting term of the option and is included in general and administrative expenses. The following table presents information related to stock-based compensation (in thousands)):

	Year Ended December 31,
	2018	2017
Stock-based compensation	$573	$831

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

	2018	2017
Expected volatility	65.7%	54.1%
Risk-free interest rate	2.4%	1.7%
Dividend yield	0.0%	0.0%
Expected life (in years)	3.5	3.5
Weighted average fair value per option granted	$0.77	$2.58

Activities under our stock award plans during 2018 and 2017 were as follows:

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding options at December 31, 2016	974,200	16.44
Granted	294,178	6.62
Forfeited	(215,507)	15.96
Exercised	(40,000)	5.41
Outstanding options at December 31, 2017	1,012,871	14.12
Granted	193,180	1.60
Forfeited	(492,655)	10.77
Exercised	—	—
Outstanding options at December 31, 2018	713,396	$13.05	2.1	$—
Exercisable at December 31, 2018	486,841	$15.06	1.7	$—

There were no options exercised in 2018. The intrinsic value of options exercised during 2017 was $0.1 million. The total fair value of shares vested during 2018 and 2017 was $0.7 million and $1.1 million, respectively. As of December 31, 2018, there was approximately $0.3 million of unrecognized stock-based compensation expense related to unvested share-based compensation arrangements, which is expected to be recognized over a weighted average period of 1.7 years.

Information regarding options outstanding and exercisable at December 31, 2018 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$1.60	–	$8.15	275,430	3.6	$4.88	124,429	$5.78
$14.26	–	$18.85	275,751	1.3	$15.14	225,000	$15.23
	$23.49		162,215	1.1	$23.49	137,412	$23.49
			713,396	2.1	$13.05	486,841	$15.15

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

8.   Employee Benefit Plans

Defined Contribution Plan

We maintain a voluntary defined contribution plan covering eligible employees as defined in the plan documents. Participating employees may elect to defer the receipt of a portion of their pre-tax or post-tax compensation, subject to applicable laws, and contribute such amount to one or more investment options. We currently match in cash a certain percentage of the employee contributions to the plan and also pay for related administrative expenses. Matching contributions made during 2018 and 2017 were $0.3 million for each year.

Employee Stock Purchase Plan

Our 2005 Employee Stock Purchase Plan (ESPP) reserves 425,000 shares of common stock for issuance. The ESPP permits eligible employees to purchase common stock at a discount through payroll deductions up to 15% of employees’ eligible earnings during the offering period. During 2018 and 2017, the purchase price per share at which shares of common stock were sold in under the ESPP was equal to 85%, respectively, of the fair market value of common stock on the last day of the applicable offering period. This plan is considered compensatory and the Company recorded stock compensation expense. During 2018 and 2017, 9,852 shares and 13,271 shares, respectively, were purchased under the ESPP.

9.   Commitments and Contingencies

Leases

We lease our restaurant locations under operating leases having terms expiring from 2019 to 2029. The leases typically include renewal clauses of five years exercisable at our option and rent escalation clauses stipulating specific rent increases. We record deferred rent to recognize rent evenly over the lease term. These leases typically require the payment of contingent rentals based on a percentage of gross revenues above specified minimum amounts as defined in the respective lease agreement. The leases also typically require us to pay our proportionate share of common area maintenance, property tax, insurance, and other occupancy-related costs. We also lease office space and certain equipment under operating lease agreements.

Rent expense on all operating leases was as follows (in thousands):

	Year Ended December 31,
	2018	2017
Minimum base rent	$14,433	$14,898
Contingent rent	53	137
Total rent	$14,486	$15,035

As of December 31, 2018, future minimum lease payments under operating leases, including all signed leases for restaurants to be opened and excluding unexercised renewal options periods, were as follows (in thousands):

2019	$13,130
2020	13,161
2021	12,598
2022	11,394
2023	10,551
Thereafter	24,483
Total minimum lease payments	$85,317

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Litigation

We are engaged in various legal actions, which arise in the ordinary course of our business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of our management, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, could have a material adverse effect on the results of operations or financial condition of our company.

On July 27, 2017, a class action complaint was filed against Kona Sushi, Inc., a wholly-owned subsidiary of the Company, by Mitchell Boots, individually and on behalf of a Proposed Rule 23 Class, in the United States District Court for Minnesota claiming, among other things, that the Company violated Minnesota gratuity/tip pooling laws with respect to certain classes of restaurant employees. The plaintiff has brought claims on behalf of a putative Minnesota class and a putative national class of employees. On October 25, 2017, the plaintiff amended the complaint to withdraw the national class claims and other common law claims, leaving one claim on behalf of a putative Minnesota class, and added a second named Plaintiff, Tracy Fortman. The parties participated in mediation on August 3, 2018, which concluded without resolution. Therefore, the matter is proceeding in accordance with the court-scheduled dates. As we intend to diligently defend this matter we believe the possible loss or range of loss cannot be determined at this time, and therefore we have not accrued any costs associated with this matter as of December 31, 2018. Given the Company’s current liquidity, a negative result in this matter could have a material adverse effect on the Company’s cash position, financial condition and operations.

On July 27, 2017, the Company received a letter from an attorney purporting to represent two stockholders of the Company. The letter relates to a proposal to amend the Company’s 2012 Stock Award Plan (the “Plan”) that was brought before the Company’s stockholders at its 2015 annual stockholders’ meeting. The letter claims that although the Plan amendment received affirmative votes from stockholders holding 57.7% of the shares present and entitled to vote on the proposal, it was not duly approved by the appropriate voting standard. The Company investigated the claims made in the letter and determined that the Plan amendment did not receive sufficient votes to adopt the amendment in accordance with the Company’s bylaws. The Company has determined which stock options granted by the Company since April 2015 were not within the number of shares reserved under the Plan prior to the 2015 amendment (the “Excess Stock Options”). All of the Excess Stock Options were issued in 2016 and 2017 to an aggregate of 13 employees and directors at exercise prices of $14.26 and $8.15 per share, far in excess of the current trading price. The Company also determined that none of the Excess Stock Options have been exercised. The Company entered into amendments with each of the 11 holders of Excess Stock Options who are still employees or directors of the Company. The amendments specify that such Excess Stock Options cannot be exercised until further stockholder approval is obtained for an amendment to the Plan that increases the authorized shares. Therefore, the Company believes it has taken appropriate corrective action. On April 12, 2018, the Company received a letter from Nasdaq regarding this matter. The letter stated that, although the Company violated the Rule as a result of the excess option grants, the Company has regained compliance with the Rule due to having procured the amendments from such option holders. The letter confirmed that, subject to certain disclosure requirements, the matter is now closed. At the May 8, 2018 Annual Meeting of Stockholders, the Plan amendment received a sufficient vote from stockholders to approve the Plan amendment. In July 2018, we entered into a confidential settlement agreement and the matter is now resolved.

On September 14, 2018, The Irvine Company filed a complaint for damages in the Superior Court for the State of California for the County of Orange alleging, among other things, that the Company breached its written contract relating to the Company’s decision to close its restaurant in Irvine, California as discussed in Note 10. A mandatory settlement conference is scheduled for April 19, 2019. The estimated lease termination and exit costs are further described below in Note 10.

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On February 1, 2019, James Kuhn, the Company’s former Chief Executive Officer, commenced a civil action in the United States District Court for the District of Maryland, related to the termination of his employment by the Company. The lawsuit alleges that, among other things, the Company breached Mr. Kuhn’s executive employment agreement and seeks certain payments to which Mr. Kuhn alleges he was entitled upon termination of employment. The Company filed its response denying Mr. Kuhn’s claims on February 22, 2019. On February 28, 2019, the Company also commenced a separate action against Mr. Kuhn in the United States District Court for the District of Arizona for Mr. Kuhn’s breach of his fiduciary duties owed to the Company under Arizona law. As the litigation in the two cases has only recently commenced and we intend to diligently defend Mr. Kuhn’s claims against the Company, we believe the possible loss or range of loss cannot be determined at this time, and therefore we have not accrued any costs associated with this matter as of December 31, 2018. The Company does not expect the result of Mr. Kuhn’s action to have a material adverse effect on the Company. However, there is no assurance that any adverse ruling or settlement in this matter would not have a material impact on the Company’s cash position and operations.

On February 21, 2019, the Company received a summons in the District Court of Clark County for the State of Nevada, alleging, among other things, that the Company breached its lease by closing its restaurant in Las Vegas, Nevada. The estimated lease termination and exit costs are further described in Note 10.

10.   Lease Termination and Exit Costs

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

During 2017 we decided not to move forward with the development of a restaurant. We previously recognized $1.4 million in charges associated with the estimated costs to terminate the lease which we ultimately settled for $0.6 million in the second quarter of 2018. During the second quarter of 2018, we also decided not to pursue opening a restaurant for which we had a signed lease and entered into a lease termination agreement with the landlord for $0.2 million. As such, we recorded a $0.2 million lease termination accrual, as well as a $0.2 million asset impairment charge associated with this particular lease agreement.

Additionally, following an evaluation of underperforming restaurants, we decided to close four restaurants during 2018. In connection with these restaurant closures we recognized non-cash asset impairment charges and other exit related costs, offset by the write-off of our deferred rent liability, within “Lease termination and exit costs” in the accompanying consolidated statements of operations. Such costs consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Lease termination costs	$5,125	$1,048
Write-off of deferred rent liability	(5,382)	(510)
Asset impairment charge	4,278	854
Total lease termination and exit costs	$4,021	$1,392

KONA GRILL, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The lease termination and exit cost accrual is included in accrued expenses on the consolidated balance sheets. Activities associated with the lease termination and exit cost accrual are summarized below (in thousands):

Lease Exit Costs
Lease termination and exit costs accrued at December 31, 2016	$—
Lease termination and exit-related costs	1,048
Cash payments	—
Lease termination and exits costs accrued at December 31, 2017	$1,048
Lease termination and exit-related costs	5,548
Cash payments	(1,711)
Adjustments	(423)
Lease termination and exits costs accrued at December 31, 2018(1)	$4,462

(1)     Amounts include $250,000 of lease liability recorded in “Deferred rent and other long-term liabilities” as certain payments are due in 2020 and approximately $15,000 of other exit related costs are recorded in “Accounts payable” in the accompanying consolidated balance sheets.

11. Related Parties

During the year ended December 31, 2018, we engaged Williston Holding Company, Inc. (“WHC”) for consulting related services to be provided by certain WHC personnel other than Mr. Jundt. WHC is a privately-held company for which Marcus Jundt was previously the Chief Executive Officer and Berke Bakay and Mr. Jundt are also significant stockholders. The Company incurred charges of $0.1 million during the year ended December 31, 2018 for consulting services provided by WHC. There were no related party transactions during the year ended December 31, 2017.

12. Subsequent Events

In the first half of 2019, management and the Board of Directors made the decision to close certain of its underperforming restaurants. We are in the process of evaluating the costs associated with this decision, including lease termination costs, asset impairment, and other exit related costs.